Form 10-Q
period 2018-06-30
AMAZON COM INC
filed 2018-07-27
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
487,741,189 shares of common stock, par value $0.01 per share, outstanding as of July 18, 2018

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2017	2018	2017	2018	2017	2018
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,301	$17,616	$19,934	$21,856	$12,977	$13,851
OPERATING ACTIVITIES:
Net income	197	2,534	921	4,163	1,922	6,275
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	2,633	3,630	5,068	7,301	9,448	13,711
Stock-based compensation	1,158	1,468	1,952	2,651	3,615	4,914
Other operating expense, net	60	85	102	141	164	240
Other expense (income), net	(120)	110	(160)	(75)	(162)	(207)
Deferred income taxes	376	(139)	354	3	(8)	(380)
Changes in operating assets and liabilities:
Inventories	(682)	(1,090)	265	1,130	(1,874)	(2,717)
Accounts receivable, net and other	(1,221)	(1,364)	(257)	(336)	(2,925)	(4,859)
Accounts payable	2,088	2,703	(4,777)	(7,513)	5,046	4,364
Accrued expenses and other	(252)	(205)	(1,657)	(2,430)	1,039	(491)
Unearned revenue	(387)	(283)	419	623	1,537	943
Net cash provided by (used in) operating activities	3,850	7,449	2,230	5,658	17,802	21,793
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(3,113)	(3,243)	(5,261)	(6,341)	(9,763)	(13,035)
Proceeds from property and equipment incentives	612	294	899	665	1,556	1,663
Acquisitions, net of cash acquired, and other	(633)	(866)	(678)	(879)	(765)	(14,173)
Sales and maturities of marketable securities	2,070	1,660	3,980	4,337	6,530	10,034
Purchases of marketable securities	(4,210)	(537)	(5,564)	(1,007)	(10,731)	(8,173)
Net cash provided by (used in) investing activities	(5,274)	(2,692)	(6,624)	(3,225)	(13,173)	(23,684)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	49	96	70	221	612	16,380
Repayments of long-term debt and other	(48)	(149)	(88)	(351)	(170)	(1,564)
Principal repayments of capital lease obligations	(1,228)	(1,284)	(2,060)	(3,297)	(4,003)	(6,037)
Principal repayments of finance lease obligations	(47)	(57)	(85)	(129)	(170)	(244)
Net cash provided by (used in) financing activities	(1,274)	(1,394)	(2,163)	(3,556)	(3,731)	8,535
Foreign currency effect on cash, cash equivalents, and restricted cash	248	(443)	474	(197)	(24)	41
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,450)	2,920	(6,083)	(1,320)	874	6,685
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$13,851	$20,536	$13,851	$20,536	$13,851	$20,536
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$146	$168	$150	$450	$295	$628
Cash paid for interest on capital and finance lease obligations	62	125	123	254	234	449
Cash paid for income taxes, net of refunds	447	300	693	813	879	1,077
Property and equipment acquired under capital leases	2,724	2,335	4,612	4,605	8,019	9,631
Property and equipment acquired under build-to-suit leases	748	795	1,948	1,536	2,575	3,128
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net product sales	$24,745	$31,864	$48,479	$63,468
Net service sales	13,210	21,022	25,190	40,460
Total net sales	37,955	52,886	73,669	103,928
Operating expenses:
Cost of sales	23,451	30,632	45,891	61,367
Fulfillment	5,158	7,932	9,855	15,724
Marketing	2,229	2,901	4,150	5,600
Technology and content	5,549	7,247	10,363	14,006
General and administrative	874	1,111	1,669	2,177
Other operating expense, net	66	80	109	143
Total operating expenses	37,327	49,903	72,037	99,017
Operating income	628	2,983	1,632	4,911
Interest income	44	94	83	173
Interest expense	(143)	(343)	(282)	(673)
Other income (expense), net	137	(129)	185	109
Total non-operating income (expense)	38	(378)	(14)	(391)
Income before income taxes	666	2,605	1,618	4,520
Provision for income taxes	(467)	(74)	(695)	(361)
Equity-method investment activity, net of tax	(2)	3	(2)	4
Net income	$197	$2,534	$921	$4,163
Basic earnings per share	$0.41	$5.21	$1.93	$8.58
Diluted earnings per share	$0.40	$5.07	$1.87	$8.34
Weighted-average shares used in computation of earnings per share:
Basic	479	486	478	485
Diluted	492	500	491	499
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net income	$197	$2,534	$921	$4,163
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(2), $(1), $(15), and $17	194	(466)	381	(411)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $3, $0, $2, and $9	(6)	1	(8)	(40)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, $0, and $0	2	1	5	1
Net unrealized gains (losses) on available-for-sale debt securities	(4)	2	(3)	(39)
Total other comprehensive income (loss)	190	(464)	378	(450)
Comprehensive income	$387	$2,070	$1,299	$3,713
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2017	June 30, 2018
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,522	$19,823
Marketable securities	10,464	7,227
Inventories	16,047	14,824
Accounts receivable, net and other	13,164	12,607
Total current assets	60,197	54,481
Property and equipment, net	48,866	54,768
Goodwill	13,350	13,944
Other assets	8,897	10,907
Total assets	$131,310	$134,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,616	$27,657
Accrued expenses and other	18,170	17,140
Unearned revenue	5,097	6,004
Total current liabilities	57,883	50,801
Long-term debt	24,743	24,638
Other long-term liabilities	20,975	23,666
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 507 and 511
Outstanding shares — 484 and 487	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	21,389	24,028
Accumulated other comprehensive loss	(484)	(934)
Retained earnings	8,636	13,733
Total stockholders’ equity	27,709	34,995
Total liabilities and stockholders’ equity	$131,310	$134,100
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Shares used in computation of basic earnings per share	479	486	478	485
Total dilutive effect of outstanding stock awards	13	14	13	14
Shares used in computation of diluted earnings per share	492	500	491	499

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
Return Allowances
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and other” and were $468 million and $355 million as of December 31, 2017 and June 30, 2018. Included in “Inventories” on our consolidated balance sheets are assets totaling $406 million and $287 million as of December 31, 2017 and June 30, 2018, for the rights to recover products from customers associated with our liabilities for return allowances.
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
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2017 and June 30, 2018, customer receivables, net, were $6.4 billion and $6.9 billion, vendor receivables, net, were $2.6 billion and $2.2 billion, and seller receivables, net, were $692 million and $640 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $348 million and $403 million as of December 31, 2017 and June 30, 2018.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of Amazon Prime memberships and AWS services. Our total unearned revenue as of December 31, 2017 was $6.1 billion, of which $3.9 billion was recognized as revenue during the six months ended June 30, 2018, including adjustments related to the new revenue recognition guidance. Included in “Other long-term liabilities” on our consolidated balance sheets was $1.0 billion and $1.2 billion of unearned revenue as of December 31, 2017 and June 30, 2018.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, the amount of revenue not yet recognized was $16.0 billion as of June 30, 2018. The weighted average remaining life of our long-term contracts is 3.5 years. However, the timing of revenue recognition is largely driven by customer activity, some of which can extend beyond the original contractual term.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are amounts primarily related to unredeemed gift cards, customer liabilities, leases and asset retirement obligations, current debt, acquired digital media content, and other operating expenses.
As of December 31, 2017 and June 30, 2018, our liabilities for unredeemed gift cards were $3.0 billion and $1.8 billion. We reduce the liability for a gift card when redeemed by a customer. The portion of gift cards that we do not expect to be redeemed is recognized based on customer usage patterns.
Accounting Pronouncements Recently Adopted
In May 2014, the FASB issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this ASU on January 1, 2018 for all revenue contracts with our customers using the modified retrospective approach and increased retained earnings by approximately $650 million. The adjustment primarily relates to the unredeemed portion of our gift cards, which are now recognized over the expected customer usage period rather than waiting until gift cards expire or when the likelihood of redemption becomes remote. We changed the recognition and classification of Amazon Prime memberships, which are now accounted for as a single performance obligation and recognized ratably over the membership period as service sales. Previously, Prime memberships were considered to be arrangements with multiple deliverables and were allocated among product sales and service sales. Other changes relate primarily to the presentation of revenue. Certain advertising services are now classified as revenue rather than a reduction in cost of sales, and sales of apps, in-app content, and certain digital media content are presented on a net basis.
The impact of applying this ASU for the six months ended June 30, 2018 primarily resulted in a decrease in product sales and an increase in service sales driven by a reclassification of Prime membership fees of approximately $1.7 billion, which are now accounted for as a single performance obligation and recognized over the membership period. Service sales also increased by approximately $1.2 billion for the six months ended June 30, 2018 due to the reclassification of certain advertising services that were previously classified as a reduction of cost of sales.
In January 2016, the FASB issued an ASU that updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under this ASU, certain equity investments are measured at fair value with changes recognized in net income. We adopted this ASU in Q1 2018 with no material impact to our consolidated financial statements.
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

Three Months Ended June 30, 2017	Previously Reported	Adjustments	As Revised
Operating activities	$3,829	$21	$3,850
Investing activities	(5,051)	(223)	(5,274)
Financing activities	(1,263)	(11)	(1,274)
Net change in cash, cash equivalents, and restricted cash	$(2,485)	$(213)	$(2,698)

Six Months Ended June 30, 2017	Previously Reported	Adjustments	As Revised
Operating activities	$2,239	$(9)	$2,230
Investing activities	(6,667)	43	(6,624)
Financing activities	(2,177)	14	(2,163)
Net change in cash, cash equivalents, and restricted cash	$(6,605)	$48	$(6,557)

Twelve Months Ended June 30, 2017	Previously Reported	Adjustments	As Revised
Operating activities	$17,885	$(83)	$17,802
Investing activities	(13,410)	237	(13,173)
Financing activities	(3,769)	38	(3,731)
Net change in cash, cash equivalents, and restricted cash	$706	$192	$898
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
Note 2 — CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND MARKETABLE SECURITIES
As of December 31, 2017 and June 30, 2018, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, restricted cash, or marketable securities categorized as Level 3 assets as of December 31, 2017 and June 30, 2018.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2017	June 30, 2018
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$9,982	$8,107	$—	$—	$8,107
Level 1 securities:
Money market funds	11,343	10,094	—	—	10,094
Equity securities	53	25	83	—	108
Level 2 securities:
Foreign government and agency securities	620	389	—	—	389
U.S. government and agency securities	4,823	5,465	1	(25)	5,441
Corporate debt securities	4,257	2,638	1	(18)	2,621
Asset-backed securities	905	756	—	(8)	748
Other fixed income securities	338	225	—	(2)	223
Equity securities	—	29	6	—	35
	$32,321	$27,728	$91	$(53)	$27,766
Less: Restricted cash, cash equivalents, and marketable securities (1)	(1,335)				(716)
Total cash, cash equivalents, and marketable securities	$30,986				$27,050
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

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed-income securities as of June 30, 2018 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$16,023	$16,016
Due after one year through five years	2,895	2,864
Due after five years through ten years	216	212
Due after ten years	433	424
Total	$19,567	$19,516
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
We also hold equity warrant assets giving us the right to acquire stock of other companies. As of December 31, 2017 and June 30, 2018, these warrants had a fair value of $441 million and $577 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $54 million and $40 million in Q2 2017 and Q2 2018, and $69 million and $86 million for the six months ended June 30, 2017 and 2018. These assets are primarily classified as Level 2 assets.

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2017	June 30, 2018
Cash and cash equivalents	$20,522	$19,823
Restricted cash included in accounts receivable, net and other	1,329	707
Restricted cash included in other assets	5	6
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$21,856	$20,536

Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities. Rental expense under operating lease agreements was $439 million and $815 million for Q2 2017 and Q2 2018, and $850 million and $1.6 billion for the six months ended June 30, 2017 and 2018.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of June 30, 2018 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Debt principal and interest	$480	$2,162	$2,086	$1,833	$2,049	$31,769	$40,379
Capital lease obligations, including interest (1)	3,503	6,191	4,022	1,212	520	673	16,121
Finance lease obligations, including interest (2)	246	512	523	532	542	4,326	6,681
Operating leases	1,503	2,727	2,609	2,286	2,221	12,325	23,671
Unconditional purchase obligations (3)	1,258	3,661	3,285	3,127	2,993	7,957	22,281
Other commitments (4) (5)	1,223	1,546	1,058	1,190	647	7,521	13,185
Total commitments	$8,213	$16,799	$13,583	$10,180	$8,972	$64,571	$122,318
___________________

(1)
Excluding interest, current capital lease obligations of $5.8 billion and $6.6 billion are recorded within “Accrued expenses and other” as of December 31, 2017 and June 30, 2018, and $8.4 billion and $9.0 billion are recorded within “Other long-term liabilities” as of December 31, 2017 and June 30, 2018.

(2)
Excluding interest, current finance lease obligations of $282 million and $320 million are recorded within “Accrued expenses and other” as of December 31, 2017 and June 30, 2018, and $4.7 billion and $5.2 billion are recorded within “Other long-term liabilities” as of December 31, 2017 and June 30, 2018.

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

(5)	Excludes approximately $3.3 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Assets
As of December 31, 2017 and June 30, 2018, we have pledged or otherwise restricted $1.4 billion and $803 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2017 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended March 31, 2018 as supplemented by the following:
In March 2014, Kaavo, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon Web Services’ Elastic Beanstalk and CloudFormation infringe U.S. Patent No. 8,271,974, entitled “Cloud Computing Lifecycle Management For N-Tier Applications.” The complaint seeks injunctive relief, an unspecified amount of damages, costs, and interest. In July 2015, Kaavo Inc. filed another complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the District of Delaware. The 2015 complaint alleges, among other things, that CloudFormation infringes U.S. Patent No. 9,043,751, entitled “Methods And Devices For Managing A Cloud Computing Environment.” The 2015 complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. In September 2017, the 2015 case was stayed pending resolution of a review petition we filed with the United States Patent and Trademark Office. In June 2018, the court granted our motion for summary judgment in the 2014 case. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In May 2018, Rensselaer Polytechnic Institute and CF Dynamic Advances LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that “Alexa Voice Software and Alexa enabled devices” infringe U.S. Patent No. 7,177,798, entitled “Natural Language Interface Using Constrained Intermediate Dictionary of Results.” The complaint seeks an injunction, an unspecified amount of damages, enhanced damages, an ongoing royalty, pre- and post-judgment interest, attorneys’ fees, and costs. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In June 2018, VoIP-Pal.com, Inc. filed a complaint against Amazon Technologies, Inc. and Amazon.com, Inc. in the United States District Court for the District of Nevada. The complaint alleges, among other things, that the Alexa calling and messaging system, the Alexa app, and Echo, Tap, and Fire devices with Alexa support infringe U.S. Patent Nos. 9,537,762; 9,813,330; 9,826,002; and 9,948,549, all entitled “Producing Routing Messages For Voice Over IP Communications.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”
Note 4 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2018 Acquisition Activity
On April 12, 2018, we acquired Ring Inc. (“Ring”) for cash consideration of approximately $853 million, net of cash acquired, to expand our product and service offerings. During the six months ended June 30, 2018, we also acquired certain other companies for an aggregate purchase price of $39 million. The primary reason for our other 2018 acquisitions was to acquire technologies and know-how to enable Amazon to serve customers more effectively.
Acquisition-related costs were expensed as incurred and were not significant. Due to the limited amount of time since the Ring acquisition, the valuation of certain assets and liabilities is preliminary and subject to change. The aggregate purchase price of Ring and the other 2018 acquisitions was allocated as follows (in millions):

Purchase Price
Cash paid, net of cash acquired	$865
Indemnification holdback	27
$892

Allocation
Goodwill	$607
Intangible assets (1):
Marketing-related	141
Technology-based	165
Customer-related	140
446
Property and equipment	3
Deferred tax assets	106
Other assets acquired	254
Long-term debt	(97)
Deferred tax liabilities	(106)
Other liabilities assumed	(321)
$892
___________________

(1)	Acquired intangible assets have estimated useful lives of between two and seven years, with a weighted-average amortization period of six years.
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

Goodwill
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes. The following summarizes our goodwill activity in the first six months of 2018 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - December 31, 2017	$11,165	$1,108	$1,077	$13,350
New acquisitions (1)	409	183	15	607
Other adjustments (2)	(3)	(3)	(7)	(13)
Goodwill - June 30, 2018	$11,571	$1,288	$1,085	$13,944
 ___________________

(1)	Primarily includes the acquisition of Ring in the North America and International segments.

(2)	Primarily includes changes in foreign exchange rates.

Note 5 — DEBT
As of June 30, 2018, we had $24.3 billion of unsecured senior notes outstanding (the “Notes”). As of December 31, 2017 and June 30, 2018, the net unamortized discount and debt issuance costs on the Notes was $99 million and $101 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $692 million and $520 million as of December 31, 2017 and June 30, 2018. The face value of our total long-term debt obligations is as follows (in millions):

	December 31, 2017	June 30, 2018
2.600% Notes due on December 5, 2019 (2)	1,000	1,000
1.900% Notes due on August 21, 2020 (3)	1,000	1,000
3.300% Notes due on December 5, 2021 (2)	1,000	1,000
2.500% Notes due on November 29, 2022 (1)	1,250	1,250
2.400% Notes due on February 22, 2023 (3)	1,000	1,000
2.800% Notes due on August 22, 2024 (3)	2,000	2,000
3.800% Notes due on December 5, 2024 (2)	1,250	1,250
5.200% Notes due on December 3, 2025 (4)	1,000	1,000
3.150% Notes due on August 22, 2027 (3)	3,500	3,500
4.800% Notes due on December 5, 2034 (2)	1,250	1,250
3.875% Notes due on August 22, 2037 (3)	2,750	2,750
4.950% Notes due on December 5, 2044 (2)	1,500	1,500
4.050% Notes due on August 22, 2047 (3)	3,500	3,500
4.250% Notes due on August 22, 2057 (3)	2,250	2,250
Credit Facility	592	489
Other long-term debt	100	31
Total debt	24,942	24,770
Less current portion of long-term debt	(100)	(31)
Face value of long-term debt	$24,842	$24,739
_____________________________

(1)	Issued in November 2012, effective interest rate of the 2022 Notes was 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.

(3)	Issued in August 2017, effective interest rates of the 2020, 2023, 2024, 2027, 2037, 2047, and 2057 Notes were 2.16%, 2.56%, 2.95%, 3.25%, 3.94%, 4.13%, and 4.33%.

(4)
Consists of $872 million of 2025 Notes issued in December 2017 in exchange for notes assumed in connection with the acquisition of Whole Foods Market and $128 million of 2025 Notes issued by Whole Foods Market that did not participate in our December 2017 exchange offer. The effective interest rate of the 2025 Notes was 3.02%.

Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2017 is payable semi-annually in arrears in February and August. Interest on the 2025 Notes is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the November 2012 and the December 2014 Notes were used for general corporate purposes. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market, to repay notes due in 2017, and for general corporate purposes. The estimated fair value of the Notes was approximately $25.7 billion and $24.2 billion as of December 31, 2017 and June 30, 2018, which is based on quoted prices for our debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $600 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available for a term of three years, bears interest at the London interbank offered rate (“LIBOR”) plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion. There were $592 million and $489 million of borrowings outstanding under the Credit Facility as of December 31, 2017 and June 30, 2018, with weighted-average interest rates of 2.7% and 2.9% as of December 31, 2017 and June 30, 2018. As of December 31, 2017 and June 30, 2018, we have pledged $686 million and $576 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2017 and June 30, 2018.
The other debt, including the current portion, had a weighted-average interest rate of 5.8% and 4.3% as of December 31, 2017 and June 30, 2018. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2017 and June 30, 2018.
In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Program as of June 30, 2018.
In April 2018, in connection with our Commercial Paper Program, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders to increase our borrowing capacity thereunder to $7.0 billion. As amended and restated, the Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2017 and June 30, 2018.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock during the six months ended June 30, 2017 or 2018.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 504 million and 506 million as of December 31, 2017 and June 30, 2018. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Cost of sales	$12	$19	$21	$34
Fulfillment	261	320	425	564
Marketing	133	190	228	351
Technology and content	633	788	1,073	1,419
General and administrative	119	151	205	284
Total stock-based compensation expense	$1,158	$1,468	$1,952	$2,652
The following table summarizes our restricted stock unit activity for the six months ended June 30, 2018 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2017	20.1	$725
Units granted	3.7	1,437
Units vested	(3.6)	552
Units forfeited	(1.2)	808
Outstanding as of June 30, 2018	19.0	$891
Scheduled vesting for outstanding restricted stock units as of June 30, 2018, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Scheduled vesting—restricted stock units	3.5	7.1	5.6	2.1	0.4	0.3	19.0

As of June 30, 2018, there was $7.6 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2017 and June 30, 2018 was 28% and 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
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
The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the 2017 Tax Act of approximately $789 million. This amount was primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%, after taking into account the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. The amount of this one-time tax is not material. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
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
Our income tax provision for the six months ended June 30, 2017 was $695 million, which included $197 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation, partially offset by the estimated impact of audit-related developments. Our income tax provision for the six months ended June 30, 2018 was $361 million, which included $964 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $447 million and $300 million in Q2 2017 and Q2 2018, and $693 million and $813 million for the six months ended June 30, 2017 and 2018.
As of December 31, 2017 and June 30, 2018, tax contingencies were approximately $2.3 billion and $3.3 billion. We expect the total amount of tax contingencies will grow in 2018. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings on prior years’ tax filings.
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
In October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. Based on that decision the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, for the period May 2006 through June 2014, and ordered Luxembourg tax authorities to calculate the actual amount of additional taxes subject to recovery. Luxembourg computed an initial recovery amount, consistent with the European Commission’s decision, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals. In December 2017, Luxembourg appealed the European Commission’s decision. In May 2018, we appealed. We believe the European Commission’s decision to be without merit and will continue to defend ourselves vigorously in this matter. We are also subject to taxation in various states and other foreign jurisdictions including Canada, China, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2008 and thereafter.
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
North America
The North America segment primarily consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through North America-focused websites and physical stores. This segment includes export sales from these websites.
International
The International segment primarily consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through internationally-focused websites. This segment includes export sales from these internationally-focused websites (including export sales from these sites to customers in the U.S., Mexico, and Canada), but excludes export sales from our North America-focused websites.
AWS
The AWS segment consists of amounts earned from global sales of compute, storage, database, and other service offerings for start-ups, enterprises, government agencies, and academic institutions.

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
North America
Net sales	$22,370	$32,169	$43,362	$62,894
Operating expenses	21,934	30,334	42,330	59,910
Operating income	$436	$1,835	$1,032	$2,984

International
Net sales	$11,485	$14,612	$22,546	$29,487
Operating expenses	12,209	15,106	23,752	30,603
Operating income (loss)	$(724)	$(494)	$(1,206)	$(1,116)

AWS
Net sales	$4,100	$6,105	$7,761	$11,547
Operating expenses	3,184	4,463	5,955	8,504
Operating income	$916	$1,642	$1,806	$3,043

Consolidated
Net sales	$37,955	$52,886	$73,669	$103,928
Operating expenses	37,327	49,903	72,037	99,017
Operating income	628	2,983	1,632	4,911
Total non-operating income (expense)	38	(378)	(14)	(391)
Provision for income taxes	(467)	(74)	(695)	(361)
Equity-method investment activity, net of tax	(2)	3	(2)	4
Net income	$197	$2,534	$921	$4,163

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net Sales:
Online stores (1)	$23,754	$27,165	$46,580	$54,105
Physical stores (2)	—	4,312	—	8,575
Third-party seller services (3)	6,991	9,702	13,429	18,966
Subscription services (4)	2,165	3,408	4,104	6,510
AWS	4,100	6,105	7,761	11,547
Other (5)	945	2,194	1,795	4,225
Consolidated	$37,955	$52,886	$73,669	$103,928
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

(2)	Includes product sales where our customers physically select items in a store.

(3)	Includes commissions and any related fulfillment and shipping fees, and other third-party seller services.

(4)	Includes annual and monthly fees associated with Amazon Prime membership, as well as audiobook, e-book, digital video, digital music, and other non-AWS subscription services.

(5)	Primarily includes sales of advertising services, as well as sales related to our other service offerings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2018, we would have recorded an additional cost of sales of approximately $160 million.
In addition, we enter into supplier commitments for certain electronic device components and certain products. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
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
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Liquidity and Capital Resources
Cash flow information, which reflects retrospective adjustments to our consolidated statements of cash flows as described in Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2017	2018	2017	2018	2017	2018
Cash provided by (used in):
Operating activities	$3,850	$7,449	$2,230	$5,658	$17,802	$21,793
Investing activities	(5,274)	(2,692)	(6,624)	(3,225)	(13,173)	(23,684)
Financing activities	(1,274)	(1,394)	(2,163)	(3,556)	(3,731)	8,535
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $31.0 billion and $27.1 billion as of December 31, 2017 and June 30, 2018. Amounts held in foreign currencies were $11.1 billion and $7.9 billion as of December 31, 2017 and June 30, 2018, and were primarily Euros, Japanese Yen, and British Pounds.
Cash provided by (used in) operating activities was $3.9 billion and $7.4 billion for Q2 2017 and Q2 2018, and $2.2 billion and $5.7 billion for the six months ended June 30, 2017 and 2018. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertising agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended June 30, 2018, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, incentives received from property and equipment vendors, intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(5.3) billion and $(2.7) billion for Q2 2017 and Q2 2018, and $(6.6) billion and $(3.2) billion for the six months ended June 30, 2017 and 2018, with the variability caused primarily by our decision to purchase or lease property and equipment, and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $2.5 billion and $2.9 billion during Q2 2017 and Q2 2018, and $4.4 billion and $5.7 billion for the six months ended June 30, 2017 and 2018, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth in technology infrastructure (the majority of which is to support AWS). Capital expenditures included $90 million and $58 million for internal-use software and website development during Q2 2017 and Q2 2018, and $164 million and $118 million for the six months ended June 30, 2017 and 2018. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $633 million and $866 million during Q2 2017 and Q2 2018, and $678 million and $879 million for the six months ended June 30, 2017 and 2018.
Cash provided by (used in) financing activities was $(1.3) billion and $(1.4) billion for Q2 2017 and Q2 2018, and $(2.2) billion and $(3.6) billion for the six months ended June 30, 2017 and 2018. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other, which were $1.3 billion and $1.5 billion in Q2 2017 and Q2 2018, and $2.2 billion and $3.8 billion for the six months ended June 30, 2017 and 2018. Property and equipment acquired under capital leases was $2.7 billion and $2.3 billion during Q2 2017 and Q2 2018, and $4.6 billion for the six months ended June 30, 2017 and 2018, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other. Proceeds from long-term debt and other were $49 million and $96 million in Q2 2017 and Q2 2018, and $70 million and $221 million for the six months ended June 30, 2017 and 2018.
In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Program as of June 30, 2018.

We had no borrowings outstanding under the Credit Agreement and $489 million of borrowings outstanding under our Credit Facility as of June 30, 2018. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
We recorded net tax provisions of $467 million and $74 million in Q2 2017 and Q2 2018, and $695 million and $361 million for the six months ended June 30, 2017 and 2018. The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.
We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. The 2017 Tax Act extended through 2026 and enhanced the option to claim accelerated depreciation deductions on qualifying property. Cash taxes paid (net of refunds) were $447 million and $300 million for Q2 2017 and Q2 2018, and $693 million and $813 million for the six months ended June 30, 2017 and 2018. As of December 31, 2017, our federal net operating loss carryforward was approximately $226 million and we had approximately $855 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal net operating losses and tax credits we expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of December 31, 2017 and June 30, 2018, restricted cash, cash equivalents, and marketable securities were $1.3 billion and $716 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $14.4 billion as of June 30, 2018. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
We believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, as well as our borrowing arrangements, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain capital, finance, and operating lease arrangements, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our debt for strategic reasons or to further strengthen our financial position.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net Sales:
North America	$22,370	$32,169	$43,362	$62,894
International	11,485	14,612	22,546	29,487
AWS	4,100	6,105	7,761	11,547
Consolidated	$37,955	$52,886	$73,669	$103,928
Year-over-year Percentage Growth:
North America	27%	44%	25%	45%
International	17	27	16	31
AWS	42	49	42	49
Consolidated	25	39	24	41
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	27%	44%	25%	45%
International	22	21	21	21
AWS	42	49	42	49
Consolidated	26	37	25	38
Net sales mix:
North America	59%	61%	59%	61%
International	30	28	31	28
AWS	11	11	10	11
Consolidated	100%	100%	100%	100%
Sales increased 39% in Q2 2018 and 41% for the six months ended June 30, 2018, compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $760 million for Q2 2018, and by $2.3 billion for the six months ended June 30, 2018. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 44% in Q2 2018 and 45% for the six months ended June 30, 2018, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, and the impact of the acquisition of Whole Foods Market. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection.
International sales increased 27% in Q2 2018 and 31% for the six months ended June 30, 2018, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection. Changes in foreign currency exchange rates impacted International net sales by $727 million for Q2 2018, and by $2.2 billion for the six months ended June 30, 2018.

AWS sales increased 49% in Q2 2018 and for the six months ended June 30, 2018, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Operating Income (Loss):
North America	$436	$1,835	$1,032	$2,984
International	(724)	(494)	(1,206)	(1,116)
AWS	916	1,642	1,806	3,043
Consolidated	$628	$2,983	$1,632	$4,911
Operating income increased from $628 million in Q2 2017 to $3.0 billion in Q2 2018, and increased from $1.6 billion for the six months ended June 30, 2017, to $4.9 billion for the six months ended June 30, 2018. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in Q2 2018 and for the six months ended June 30, 2018, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses, partially offset by costs to expand our fulfillment network.
The decrease in International operating loss in absolute dollars in Q2 2018 and for the six months ended June 30, 2018, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses, partially offset by costs to expand our fulfillment network. Changes in foreign exchange rates impacted operating loss by $86 million for Q2 2018, and by $156 million for the six months ended June 30, 2018.
The increase in AWS operating income in absolute dollars in Q2 2018 and for the six months ended June 30, 2018, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and payroll and related expenses, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $(45) million for Q2 2018, and by $(134) million for the six months ended June 30, 2018.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Operating Expenses:
Cost of sales	$23,451	$30,632	$45,891	$61,367
Fulfillment	5,158	7,932	9,855	15,724
Marketing	2,229	2,901	4,150	5,600
Technology and content	5,549	7,247	10,363	14,006
General and administrative	874	1,111	1,669	2,177
Other operating expense, net	66	80	109	143
Total operating expenses	$37,327	$49,903	$72,037	$99,017
Year-over-year Percentage Growth:
Cost of sales	22%	31%	21%	34%
Fulfillment	33	54	30	60
Marketing	44	30	39	35
Technology and content	43	31	40	35
General and administrative	51	27	55	30
Other operating expense, net	19	22	9	30
Percent of Net Sales:
Cost of sales	61.8%	57.9%	62.3%	59.0%
Fulfillment	13.6	15.0	13.4	15.1
Marketing	5.9	5.5	5.6	5.4
Technology and content	14.6	13.7	14.1	13.5
General and administrative	2.3	2.1	2.3	2.1
Other operating expense, net	0.2	0.2	0.1	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including video and music, packaging supplies, sortation and delivery center and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider.
The increase in cost of sales in absolute dollars in Q2 2018 and for the six months ended June 30, 2018, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery center and transportation costs, were $4.6 billion and $6.0 billion in Q2 2017 and Q2 2018, and $9.0 billion and $12.1 billion for the six months ended June 30, 2017 and 2018. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q2 2018 and for the six months ended June 30, 2018, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, and costs from expanding our fulfillment network, which includes physical stores.
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
The increase in marketing costs in absolute dollars in Q2 2018 and for the six months ended June 30, 2018, compared to the comparable prior year periods, is primarily due to payroll and related expenses, as well as increased spending on online marketing channels.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q2 2018 and for the six months ended June 30, 2018, compared to the comparable prior year periods, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on technology infrastructure. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2017 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
During Q2 2017 and Q2 2018, we capitalized $111 million (including $20 million of stock-based compensation) and $75 million (including $17 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2017 and 2018, we capitalized $206 million (including $41 million of stock-based compensation) and $148 million (including $30 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $145 million and $102 million for Q2 2017 and Q2 2018, and $296 million and $216 million for the six months ended June 30, 2017 and 2018.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q2 2018 and for the six months ended June 30, 2018, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.

Other Operating Expense, Net
Other operating expense, net was $66 million and $80 million for Q2 2017 and Q2 2018, and $109 million and $143 million for the six months ended June 30, 2017 and 2018, and was primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $44 million and $94 million during Q2 2017 and Q2 2018, and $83 million and $173 million for the six months ended June 30, 2017 and 2018. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $143 million and $343 million during Q2 2017 and Q2 2018, and $282 million and $673 million for the six months ended June 30, 2017 and 2018. The increase is primarily due to increases in our capital and finance lease arrangements and long-term debt.
Other Income (Expense), Net
Other income (expense), net was $137 million and $(129) million during Q2 2017 and Q2 2018, and $185 million and $109 million for the six months ended June 30, 2017 and 2018. The primary component of other income (expense), net is related to foreign currency and equity warrant valuation.
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
Our income tax provision for the six months ended June 30, 2017 was $695 million, which included $197 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation, partially offset by the estimated impact of audit-related developments. Our income tax provision for the six months ended June 30, 2018 was $361 million, which included $964 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of free cash flows and the effect of foreign exchange rates on our consolidated statements of operations meet the definition of non-GAAP financial measures.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives,” which both are included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2017 and 2018 (in millions):

	Twelve Months Ended June 30,
	2017	2018
Net cash provided by (used in) operating activities	$17,802	$21,793
Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives	(8,207)	(11,372)
Free cash flow	$9,595	$10,421

Net cash provided by (used in) investing activities	$(13,173)	$(23,684)
Net cash provided by (used in) financing activities	$(3,731)	$8,535
Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2017 and 2018 (in millions):

	Twelve Months Ended June 30,
	2017	2018
Net cash provided by (used in) operating activities	$17,802	$21,793
Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives	(8,207)	(11,372)
Principal repayments of capital lease obligations	(4,003)	(6,037)
Principal repayments of finance lease obligations	(170)	(244)
Free cash flow less lease principal repayments	$5,422	$4,140

Net cash provided by (used in) investing activities	$(13,173)	$(23,684)
Net cash provided by (used in) financing activities	$(3,731)	$8,535

Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which is included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2017 and 2018 (in millions):

	Twelve Months Ended June 30,
	2017	2018
Net cash provided by (used in) operating activities	$17,802	$21,793
Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives	(8,207)	(11,372)
Property and equipment acquired under capital leases	(8,019)	(9,631)
Principal repayments of finance lease obligations	(170)	(244)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$1,406	$546

Net cash provided by (used in) investing activities	$(13,173)	$(23,684)
Net cash provided by (used in) financing activities	$(3,731)	$8,535
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

	Three Months Ended June 30,						Six Months Ended June 30,
	2017			2018			2017			2018
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$37,955	$502	$38,457	$52,886	$(760)	$52,126	$73,669	$994	$74,663	$103,928	$(2,315)	$101,613
Operating expenses	37,327	464	37,791	49,903	(718)	49,185	72,037	925	72,962	99,017	(2,302)	96,715
Operating income	628	38	666	2,983	(42)	2,941	1,632	69	1,701	4,911	(13)	4,898
___________________

(1)	Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on July 26, 2018, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 26, 2018, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Third Quarter 2018 Guidance

•
Net sales are expected to be between $54.0 billion and $57.5 billion, or to grow between 23% and 31% compared with third quarter 2017. This guidance anticipates an unfavorable impact of approximately 30 basis points from foreign exchange rates.

•	Operating income is expected to be between $1.4 billion and $2.4 billion, compared with $347 million in third quarter 2017.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Exchange Risk
During Q2 2018, net sales from our International segment accounted for 28% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, and from www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q2 2018 increased by $727 million in comparison with Q2 2017.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2018, of $7.9 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $395 million, $795 million, and $1.6 billion. All cash equivalents and marketable fixed-income securities are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of June 30, 2018, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $240 million, $520 million, and $1.2 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of June 30, 2018, our recorded value in equity and equity warrant investments in public and private companies was $1.0 billion. Our equity and equity warrant investments in publicly traded companies represent $593 million of our investments as of June 30, 2018, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity and equity warrant investments in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
We Face Intense Competition
Our businesses are rapidly evolving and intensely competitive, and we have many competitors in different industries, including physical, e-commerce, and omnichannel retail, e-commerce services, digital content and electronic devices, and web and infrastructure computing services, and across geographies, including cross-border competition. Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition, particularly with our newly-launched products and services and in our newer geographic regions. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.
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
Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to retain and expand our network of sellers;

•	our ability to offer products on favorable terms, manage inventory, and fulfill orders;

•	the introduction of competitive stores, websites, products, services, price decreases, or improvements;

•	changes in usage or adoption rates of the Internet, e-commerce, electronic devices, and web services, including outside the U.S.;

•	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

•	the success of our geographic, service, and product line expansions;

•	the extent to which we finance, and the terms of any such financing for, our current operations and future growth;

•	the outcomes of legal proceedings and claims, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce prices worldwide, and provide additional benefits to our customers;

•	the extent to which we invest in technology and content, fulfillment, and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which our equity-method investees record significant operating and non-operating items;

•	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts owed to us when they become due;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and

•	terrorist attacks and armed hostilities.
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

•
government regulation of e-commerce and other services, physical, e-commerce, and omnichannel retail, electronic devices, and competition, and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization, and restrictions on foreign ownership;

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
As international e-commerce and other online and web services grow, competition will intensify, including through adoption of evolving business models such as omnichannel retail. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand names. We may not be able to hire, train, retain, and manage required personnel, which may limit our international growth.
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
We Could Be Subject to Additional Sales Tax or Other Tax Liabilities
An increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations on remote sellers and online marketplaces to collect transaction taxes such as sales, consumption, value added, or similar taxes. Additionally, a June 2018 U.S. Supreme Court decision held that states can require remote sellers to collect state and local sales taxes, which, given the scope of our operations, could increase the complexity and risks for us to comply with such laws. We may not have sufficient lead time to build systems and processes to collect these taxes properly, or at all. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were successfully to challenge our positions, our tax liability could increase substantially.

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

Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and June 2018, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $368,500 for individuals who may have been acting for 16 Iranian embassies and diplomatic organizations located in countries other than Iran; consumer products valued at approximately $16,200 for individuals who may have been acting for six entities owned or controlled by the Iranian government; consumer products valued at approximately $900 for three individuals who are designated under Executive Order 13224; and consumer products valued at approximately $6,100 for individuals who may have been acting for three individuals and entities designated under Executive Order 13224 or Executive Order 13882, two of which are owned or controlled by the Iranian government. The consumer products included books, other media, apparel, home and kitchen, jewelry, office, toys, health and beauty, consumer electronics, lawn and patio, automotive, musical instruments, software, grocery, and pet products. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 25, 2016).

10.1
Amended and Restated Credit Agreement, dated as of April 27, 2018, among Amazon.com, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 27, 2018).

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: July 26, 2018