Form 10-Q
period 2018-09-30
AMAZON COM INC
filed 2018-10-26
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
 ____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
488,968,628 shares of common stock, par value $0.01 per share, outstanding as of October 17, 2018

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2017	2018	2017	2018	2017	2018
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	13,851	20,536	19,934	21,856	14,124	13,960
OPERATING ACTIVITIES:
Net income	256	2,883	1,176	7,046	1,926	8,902
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	2,912	3,778	7,980	11,079	10,277	14,577
Stock-based compensation	1,085	1,350	3,036	4,001	3,923	5,180
Other operating expense, net	43	62	146	202	177	258
Other expense (income), net	(128)	96	(288)	22	(267)	17
Deferred income taxes	(74)	266	279	268	(2)	(40)
Changes in operating assets and liabilities:
Inventories	(1,593)	(1,094)	(1,328)	36	(2,371)	(2,220)
Accounts receivable, net and other	(1,760)	(2,884)	(2,016)	(3,220)	(3,938)	(5,983)
Accounts payable	2,974	3,894	(1,803)	(3,618)	5,479	5,285
Accrued expenses and other	(122)	237	(1,778)	(2,193)	476	(131)
Unearned revenue	184	—	603	623	1,316	759
Net cash provided by (used in) operating activities	3,777	8,588	6,007	14,246	16,996	26,604
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(3,074)	(3,352)	(8,336)	(9,693)	(10,750)	(13,312)
Proceeds from property and equipment incentives	415	825	1,314	1,490	1,723	2,073
Acquisitions, net of cash acquired, and other	(13,213)	(976)	(13,891)	(1,855)	(13,893)	(1,936)
Sales and maturities of marketable securities	2,211	1,964	6,191	6,301	7,384	9,787
Purchases of marketable securities	(4,817)	(4,033)	(10,381)	(5,040)	(13,633)	(7,390)
Net cash provided by (used in) investing activities	(18,478)	(5,572)	(25,103)	(8,797)	(29,169)	(10,778)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	16,049	143	16,119	363	16,653	472
Repayments of long-term debt and other	(71)	(183)	(159)	(533)	(217)	(1,675)
Principal repayments of capital lease obligations	(1,267)	(2,247)	(3,327)	(5,544)	(4,331)	(7,016)
Principal repayments of finance lease obligations	(49)	(82)	(134)	(211)	(175)	(277)
Net cash provided by (used in) financing activities	14,662	(2,369)	12,499	(5,925)	11,930	(8,496)
Foreign currency effect on cash, cash equivalents, and restricted cash	148	(151)	623	(348)	79	(258)
Net increase (decrease) in cash, cash equivalents, and restricted cash	109	496	(5,974)	(824)	(164)	7,072
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	13,960	21,032	13,960	21,032	13,960	21,032
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	5	283	155	733	299	907
Cash paid for interest on capital and finance lease obligations	112	165	235	419	296	503
Cash paid for income taxes, net of refunds	172	200	865	1,013	960	1,106
Property and equipment acquired under capital leases	2,256	2,329	6,867	6,934	8,905	9,704
Property and equipment acquired under build-to-suit leases	750	962	2,698	2,498	3,114	3,340
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net product sales	$28,768	$33,746	$77,248	$97,215
Net service sales	14,976	22,830	40,165	63,289
Total net sales	43,744	56,576	117,413	160,504
Operating expenses:
Cost of sales	27,549	33,003	73,439	94,370
Fulfillment	6,420	8,275	16,275	23,999
Marketing	2,479	3,303	6,629	8,902
Technology and content	5,944	7,162	16,306	21,168
General and administrative	960	1,041	2,630	3,219
Other operating expense, net	45	68	155	211
Total operating expenses	43,397	52,852	115,434	151,869
Operating income	347	3,724	1,979	8,635
Interest income	54	117	137	290
Interest expense	(228)	(358)	(510)	(1,030)
Other income (expense), net	143	(93)	329	16
Total non-operating income (expense)	(31)	(334)	(44)	(724)
Income before income taxes	316	3,390	1,935	7,911
Provision for income taxes	(58)	(508)	(755)	(870)
Equity-method investment activity, net of tax	(2)	1	(4)	5
Net income	$256	$2,883	$1,176	$7,046
Basic earnings per share	$0.53	$5.91	$2.46	$14.49
Diluted earnings per share	$0.52	$5.75	$2.39	$14.10
Weighted-average shares used in computation of earnings per share:
Basic	481	488	479	486
Diluted	494	501	492	500
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net income	$256	$2,883	$1,176	$7,046
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $10, $2, $(5), and $19	104	(101)	486	(512)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $(1), $0, $1, and $8	(2)	—	(10)	(43)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, $0, and $0	3	1	8	5
Net unrealized gains (losses) on available-for-sale debt securities	1	1	(2)	(38)
Total other comprehensive income (loss)	105	(100)	484	(550)
Comprehensive income	$361	$2,783	$1,660	$6,496
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2017	September 30, 2018
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,522	$20,425
Marketable securities	10,464	9,340
Inventories	16,047	15,862
Accounts receivable, net and other	13,164	14,258
Total current assets	60,197	59,885
Property and equipment, net	48,866	58,019
Goodwill	13,350	14,553
Other assets	8,897	11,238
Total assets	$131,310	$143,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,616	$30,904
Accrued expenses and other	18,170	18,420
Unearned revenue	5,097	6,000
Total current liabilities	57,883	55,324
Long-term debt	24,743	24,684
Other long-term liabilities	20,975	24,562
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 507 and 512
Outstanding shares — 484 and 489	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	21,389	25,375
Accumulated other comprehensive loss	(484)	(1,034)
Retained earnings	8,636	16,616
Total stockholders’ equity	27,709	39,125
Total liabilities and stockholders’ equity	$131,310	$143,695
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Shares used in computation of basic earnings per share	481	488	479	486
Total dilutive effect of outstanding stock awards	13	13	13	14
Shares used in computation of diluted earnings per share	494	501	492	500

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
A description of our principal revenue generating activities is as follows:
Retail sales - We offer consumer products through our online and physical stores. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon our delivery to a third-party carrier or, in the case of an Amazon delivery, to the customer.
Third-party seller services - We offer programs that enable sellers to sell their products on our websites and their own branded websites, and fulfill orders through us. We are not the seller of record in these transactions. The commissions and any related fulfillment and shipping fees we earn from these arrangements are recognized when the services are rendered, which generally occurs upon delivery of the related products to a third-party carrier or, in the case of an Amazon delivery, to the customer.
Subscription services - Our subscription sales include fees associated with Amazon Prime memberships and access to content including audiobooks, digital video, e-books, digital music, and other non-AWS subscription services. Prime memberships provide our customers with access to an evolving suite of benefits that represent a single stand-ready obligation. Subscriptions are paid for at the time of or in advance of delivering the services. Revenue from such arrangements is recognized over the subscription period.
AWS - Our AWS arrangements include global sales of compute, storage, database, and other services. Revenue is allocated to services using stand-alone selling prices and is primarily recognized when the customer uses these services, based on the quantity of services rendered, such as compute or storage capacity delivered on-demand. Certain services, including compute and database, are also offered as a fixed quantity over a specified term, for which revenue is recognized ratably. Sales commissions we pay in connection with contracts that exceed one year are capitalized and amortized over the contract term.
Other - Other revenue primarily includes sales of advertising services, which are recognized as ads are delivered based on the number of clicks or impressions.
Return Allowances
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and other” and were $468 million and $407 million as of December 31, 2017 and September 30, 2018. Included in “Inventories” on our consolidated balance sheets are assets totaling $406 million and $310 million as of December 31, 2017 and September 30, 2018, for the rights to recover products from customers associated with our liabilities for return allowances.
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we recognize revenue gross, including video and music, packaging supplies, sortation and delivery centers and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider. Shipping costs to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “Fulfillment” on our consolidated statements of operations.
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

Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2017 and September 30, 2018, customer receivables, net, were $6.4 billion and $8.4 billion, vendor receivables, net, were $2.6 billion and $2.1 billion, and seller receivables, net, were $692 million and $689 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $348 million and $457 million as of December 31, 2017 and September 30, 2018.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of Amazon Prime memberships and AWS services. Our total unearned revenue as of December 31, 2017 was $6.1 billion, of which $4.9 billion was recognized as revenue during the nine months ended September 30, 2018, including adjustments related to the new revenue recognition guidance. Included in “Other long-term liabilities” on our consolidated balance sheets was $1.0 billion and $1.2 billion of unearned revenue as of December 31, 2017 and September 30, 2018.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, the amount of revenue not yet recognized was $17.8 billion as of September 30, 2018. The weighted average remaining life of our long-term contracts is 3.5 years. However, the timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are amounts primarily related to unredeemed gift cards, customer liabilities, leases and asset retirement obligations, current debt, acquired digital media content, and other operating expenses.
As of December 31, 2017 and September 30, 2018, our liabilities for unredeemed gift cards were $3.0 billion and $1.7 billion. We reduce the liability for a gift card when redeemed by a customer. The portion of gift cards that we do not expect to be redeemed is recognized based on customer usage patterns.
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
The impact of applying this ASU for the nine months ended September 30, 2018 primarily resulted in a decrease in product sales and an increase in service sales driven by the reclassification of Prime membership fees of approximately $2.6 billion. Service sales also increased by approximately $2.0 billion for the nine months ended September 30, 2018 due to the reclassification of certain advertising services.
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

Three Months Ended September 30, 2017	Previously Reported	Adjustments	As Revised
Operating activities	$3,851	$(74)	$3,777
Investing activities	(19,120)	642	(18,478)
Financing activities	14,685	(23)	14,662
Net change in cash, cash equivalents, and restricted cash	$(584)	$545	$(39)

Nine Months Ended September 30, 2017	Previously Reported	Adjustments	As Revised
Operating activities	$6,090	$(83)	$6,007
Investing activities	(25,787)	684	(25,103)
Financing activities	12,507	(8)	12,499
Net change in cash, cash equivalents, and restricted cash	$(7,190)	$593	$(6,597)

Twelve Months Ended September 30, 2017	Previously Reported	Adjustments	As Revised
Operating activities	$17,077	$(81)	$16,996
Investing activities	(29,961)	792	(29,169)
Financing activities	11,916	14	11,930
Net change in cash, cash equivalents, and restricted cash	$(968)	$725	$(243)
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We will adopt this ASU on January 1, 2019 with a cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. This adoption approach will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. To illustrate the magnitude of this change, the amount of our off-balance sheet operating leases at September 30, 2018 is disclosed in “Note 3 — Commitments and Contingencies.” Beginning on January 1, 2019, our operating leases, excluding those with terms less than 12 months, will be discounted and recorded as assets and liabilities on our consolidated balance sheet.
Note 2 — CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND MARKETABLE SECURITIES
As of December 31, 2017 and September 30, 2018, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, restricted cash, or marketable securities categorized as Level 3 assets as of December 31, 2017 and September 30, 2018.
The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2017	September 30, 2018
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$9,982	$8,053	$—	$—	$8,053
Level 1 securities:
Money market funds	11,343	11,128	—	—	11,128
Equity securities	53	28	137	—	165
Level 2 securities:
Foreign government and agency securities	620	481	—	—	481
U.S. government and agency securities	4,823	5,544	1	(26)	5,519
Corporate debt securities	4,257	4,006	1	(17)	3,990
Asset-backed securities	905	826	—	(5)	821
Other fixed income securities	338	189	—	(3)	186
Equity securities	—	28	3	—	31
	$32,321	$30,283	$142	$(51)	$30,374
Less: Restricted cash, cash equivalents, and marketable securities (1)	(1,335)				(609)
Total cash, cash equivalents, and marketable securities	$30,986				$29,765
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

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of September 30, 2018 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$18,390	$18,380
Due after one year through five years	3,079	3,053
Due after five years through ten years	224	221
Due after ten years	481	471
Total	$22,174	$22,125
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
We also hold equity warrant assets giving us the right to acquire stock of other companies. As of December 31, 2017 and September 30, 2018, these warrants had a fair value of $441 million and $573 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $76 million and $(62) million in Q3 2017 and Q3 2018, and $145 million and $25 million for the nine months ended September 30, 2017 and 2018. These assets are primarily classified as Level 2 assets.

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2017	September 30, 2018
Cash and cash equivalents	$20,522	$20,425
Restricted cash included in accounts receivable, net and other	1,329	604
Restricted cash included in other assets	5	3
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$21,856	$21,032

Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities. Rental expense under operating lease agreements was $553 million and $859 million for Q3 2017 and Q3 2018, and $1.4 billion and $2.5 billion for the nine months ended September 30, 2017 and 2018.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of September 30, 2018 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Debt principal and interest	$213	$2,186	$2,111	$1,833	$2,049	$31,769	$40,161
Capital lease obligations, including interest (1)	1,363	6,912	4,753	1,740	583	773	16,124
Finance lease obligations, including interest (2)	145	609	625	636	647	5,654	8,316
Operating leases	748	2,902	2,752	2,468	2,200	13,453	24,523
Unconditional purchase obligations (3)	137	3,760	3,488	3,265	3,054	8,096	21,800
Other commitments (4) (5)	841	1,734	1,157	1,184	649	7,936	13,501
Total commitments	$3,447	$18,103	$14,886	$11,126	$9,182	$67,681	$124,425
___________________

(1)
Excluding interest, current capital lease obligations of $5.8 billion and $6.9 billion are recorded within “Accrued expenses and other” as of December 31, 2017 and September 30, 2018, and $8.4 billion and $8.7 billion are recorded within “Other long-term liabilities” as of December 31, 2017 and September 30, 2018.

(2)
Excluding interest, current finance lease obligations of $282 million and $391 million are recorded within “Accrued expenses and other” as of December 31, 2017 and September 30, 2018, and $4.7 billion and $6.5 billion are recorded within “Other long-term liabilities” as of December 31, 2017 and September 30, 2018.

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

(5)	Excludes approximately $3.4 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Assets
As of December 31, 2017 and September 30, 2018, we have pledged or otherwise restricted $1.4 billion and $688 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2017 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. In addition, for the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.
See also “Note 7 — Income Taxes.”
Note 4 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2018 Acquisition Activity
On April 12, 2018, we acquired Ring Inc. (“Ring”) for cash consideration of approximately $839 million, net of cash acquired, and on September 11, 2018, we acquired PillPack, Inc. (“PillPack”) for cash consideration of approximately $753 million, net of cash acquired, to expand our product and service offerings. During the nine months ended September 30, 2018, we also acquired certain other companies for an aggregate purchase price of $46 million. The primary reason for our other 2018 acquisitions was to acquire technologies and know-how to enable Amazon to serve customers more effectively.

Acquisition-related costs were expensed as incurred and were not significant. Due to the limited amount of time since the PillPack acquisition, the valuation of certain assets and liabilities is preliminary and subject to change. The aggregate purchase price of Ring, PillPack, and the other 2018 acquisitions was allocated as follows (in millions):

Purchase Price
Cash paid, net of cash acquired	$1,609
Indemnification holdback	29
$1,638

Allocation
Goodwill	$1,222
Intangible assets (1):
Marketing-related	186
Contract-based	13
Technology-based	279
Customer-related	193
671
Property and equipment	11
Deferred tax assets	174
Other assets acquired	282
Long-term debt	(176)
Deferred tax liabilities	(159)
Other liabilities assumed	(387)
$1,638
___________________

(1)	Acquired intangible assets have estimated useful lives of between two and seven years, with a weighted-average amortization period of six years.
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
Goodwill
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes. The following summarizes our goodwill activity in the first nine months of 2018 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - December 31, 2017	$11,165	$1,108	$1,077	$13,350
New acquisitions (1)	1,030	177	15	1,222
Other adjustments (2)	(2)	(10)	(7)	(19)
Goodwill - September 30, 2018	$12,193	$1,275	$1,085	$14,553
 ___________________

(1)	Primarily includes the acquisitions of Ring and PillPack in the North America and International segments.

(2)	Primarily includes changes in foreign exchange rates.

Note 5 — DEBT
As of September 30, 2018, we had $24.3 billion of unsecured senior notes outstanding (the “Notes”). As of December 31, 2017 and September 30, 2018, the net unamortized discount and debt issuance costs on the Notes was $99 million and $101 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $692 million and $579 million as of December 31, 2017 and September 30, 2018. The face value of our total long-term debt obligations is as follows (in millions):

	December 31, 2017	September 30, 2018
2.600% Notes due on December 5, 2019 (2)	1,000	1,000
1.900% Notes due on August 21, 2020 (3)	1,000	1,000
3.300% Notes due on December 5, 2021 (2)	1,000	1,000
2.500% Notes due on November 29, 2022 (1)	1,250	1,250
2.400% Notes due on February 22, 2023 (3)	1,000	1,000
2.800% Notes due on August 22, 2024 (3)	2,000	2,000
3.800% Notes due on December 5, 2024 (2)	1,250	1,250
5.200% Notes due on December 3, 2025 (4)	1,000	1,000
3.150% Notes due on August 22, 2027 (3)	3,500	3,500
4.800% Notes due on December 5, 2034 (2)	1,250	1,250
3.875% Notes due on August 22, 2037 (3)	2,750	2,750
4.950% Notes due on December 5, 2044 (2)	1,500	1,500
4.050% Notes due on August 22, 2047 (3)	3,500	3,500
4.250% Notes due on August 22, 2057 (3)	2,250	2,250
Credit Facility	592	535
Other long-term debt	100	44
Total debt	24,942	24,829
Less current portion of long-term debt	(100)	(44)
Face value of long-term debt	$24,842	$24,785
_____________________________

(1)	Issued in November 2012, effective interest rate of the 2022 Notes was 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.

(3)	Issued in August 2017, effective interest rates of the 2020, 2023, 2024, 2027, 2037, 2047, and 2057 Notes were 2.16%, 2.56%, 2.95%, 3.25%, 3.94%, 4.13%, and 4.33%.

(4)
Consists of $872 million of 2025 Notes issued in December 2017 in exchange for notes assumed in connection with the acquisition of Whole Foods Market and $128 million of 2025 Notes issued by Whole Foods Market that did not participate in our December 2017 exchange offer. The effective interest rate of the 2025 Notes was 3.02%.

Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2017 is payable semi-annually in arrears in February and August. Interest on the 2025 Notes is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the November 2012 and the December 2014 Notes were used for general corporate purposes. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market, to repay notes due in 2017, and for general corporate purposes. The estimated fair value of the Notes was approximately $25.7 billion and $24.2 billion as of December 31, 2017 and September 30, 2018, which is based on quoted prices for our debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $600 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available for a term of three years, bears interest at the London interbank offered rate (“LIBOR”) plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion. There were $592 million and $535 million of borrowings outstanding under the Credit Facility as of December 31, 2017 and September 30, 2018, with weighted-average interest rates of 2.7% and 3.0% as of December 31, 2017 and September 30, 2018. As of December 31, 2017 and September 30, 2018, we have pledged $686 million and $620 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2017 and September 30, 2018.
The other debt, including the current portion, had a weighted-average interest rate of 5.8% and 7.3% as of December 31, 2017 and September 30, 2018. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2017 and September 30, 2018.
In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Program as of September 30, 2018.
In April 2018, in connection with our Commercial Paper Program, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders to increase our borrowing capacity thereunder to $7.0 billion. As amended and restated, the Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2017 and September 30, 2018.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock during the nine months ended September 30, 2017 or 2018.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 504 million and 507 million as of December 31, 2017 and September 30, 2018. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Cost of sales	$13	$19	$33	$52
Fulfillment	230	269	655	834
Marketing	135	201	363	552
Technology and content	595	719	1,668	2,138
General and administrative	112	142	317	426
Total stock-based compensation expense	$1,085	$1,350	$3,036	$4,002
The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2018 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2017	20.1	$725
Units granted	4.4	1,512
Units vested	(4.8)	551
Units forfeited	(1.7)	831
Outstanding as of September 30, 2018	18.0	$954

Scheduled vesting for outstanding restricted stock units as of September 30, 2018, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Scheduled vesting—restricted stock units	2.3	7.0	5.6	2.3	0.6	0.2	18.0
As of September 30, 2018, there was $7.3 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2017 and September 30, 2018 was 28% and 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
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
For 2018, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by state income taxes and losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.
Our income tax provision for the nine months ended September 30, 2017 was $755 million, which included $422 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation, partially offset by the estimated impact of audit-related developments. Our income tax provision for the nine months ended September 30, 2018 was $870 million, which included $1.3 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $172 million and $200 million in Q3 2017 and Q3 2018, and $865 million and $1.0 billion for the nine months ended September 30, 2017 and 2018.

As of December 31, 2017 and September 30, 2018, tax contingencies were approximately $2.3 billion and $3.4 billion. We expect the total amount of tax contingencies will grow in 2018. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
North America
Net sales	$25,446	$34,348	$68,808	$97,242
Operating expenses	25,334	32,316	67,664	92,227
Operating income	$112	$2,032	$1,144	$5,015

International
Net sales	$13,714	$15,549	$36,259	$45,037
Operating expenses	14,650	15,934	38,401	46,536
Operating income (loss)	$(936)	$(385)	$(2,142)	$(1,499)

AWS
Net sales	$4,584	$6,679	$12,346	$18,225
Operating expenses	3,413	4,602	9,369	13,106
Operating income	$1,171	$2,077	$2,977	$5,119

Consolidated
Net sales	$43,744	$56,576	$117,413	$160,504
Operating expenses	43,397	52,852	115,434	151,869
Operating income	347	3,724	1,979	8,635
Total non-operating income (expense)	(31)	(334)	(44)	(724)
Provision for income taxes	(58)	(508)	(755)	(870)
Equity-method investment activity, net of tax	(2)	1	(4)	5
Net income	$256	$2,883	$1,176	$7,046

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net Sales:
Online stores (1)	$26,392	$29,061	$72,971	$83,165
Physical stores (2)	1,276	4,248	1,276	12,824
Third-party seller services (3)	7,928	10,395	21,357	29,361
Subscription services (4)	2,441	3,698	6,544	10,209
AWS	4,584	6,679	12,346	18,225
Other (5)	1,123	2,495	2,919	6,720
Consolidated	$43,744	$56,576	$117,413	$160,504
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

(2)	Includes product sales where our customers physically select items in a store.

(3)	Includes commissions and any related fulfillment and shipping fees, and other third-party seller services.

(4)	Includes annual and monthly fees associated with Amazon Prime membership, as well as audiobook, digital video, e-book, digital music, and other non-AWS subscription services.

(5)	Primarily includes sales of advertising services, as well as sales related to our other service offerings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2018, we would have recorded an additional cost of sales of approximately $175 million.
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
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Liquidity and Capital Resources
Cash flow information, which reflects retrospective adjustments to our consolidated statements of cash flows as described in Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2017	2018	2017	2018	2017	2018
Cash provided by (used in):
Operating activities	$3,777	$8,588	$6,007	$14,246	$16,996	$26,604
Investing activities	(18,478)	(5,572)	(25,103)	(8,797)	(29,169)	(10,778)
Financing activities	14,662	(2,369)	12,499	(5,925)	11,930	(8,496)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $31.0 billion and $29.8 billion as of December 31, 2017 and September 30, 2018. Amounts held in foreign currencies were $11.1 billion and $9.0 billion as of December 31, 2017 and September 30, 2018, and were primarily Euros, Japanese Yen, and British Pounds.
Cash provided by (used in) operating activities was $3.8 billion and $8.6 billion for Q3 2017 and Q3 2018, and $6.0 billion and $14.2 billion for the nine months ended September 30, 2017 and 2018. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertising agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended September 30, 2018, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, incentives received from property and equipment vendors, intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(18.5) billion and $(5.6) billion for Q3 2017 and Q3 2018, and $(25.1) billion and $(8.8) billion for the nine months ended September 30, 2017 and 2018, with the variability caused primarily by our decision to purchase or lease property and equipment, and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $2.7 billion and $2.5 billion during Q3 2017 and Q3 2018, and $7.0 billion and $8.2 billion for the nine months ended September 30, 2017 and 2018, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth in technology infrastructure (the majority of which is to support AWS). Capital expenditures included $71 million and $63 million for internal-use software and website development during Q3 2017 and Q3 2018, and $235 million and $181 million for the nine months ended September 30, 2017 and 2018. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $13.2 billion and $976 million during Q3 2017 and Q3 2018, and $13.9 billion and $1.9 billion for the nine months ended September 30, 2017 and 2018.
Cash provided by (used in) financing activities was $14.7 billion and $(2.4) billion for Q3 2017 and Q3 2018, and $12.5 billion and $(5.9) billion for the nine months ended September 30, 2017 and 2018. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other, which were $1.4 billion and $2.5 billion in Q3 2017 and Q3 2018, and $3.6 billion and $6.3 billion for the nine months ended September 30, 2017 and 2018. Property and equipment acquired under capital leases was $2.3 billion and $2.3 billion during Q3 2017 and Q3 2018, and $6.9 billion and $6.9 billion for the nine months ended September 30, 2017 and 2018, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other. Proceeds from long-term debt and other were $16.0 billion and $143 million in Q3 2017 and Q3 2018, and $16.1 billion and $363 million for the nine months ended September 30, 2017 and 2018. During 2017, cash inflows from financing activities consisted primarily of proceeds from the issuance of $16.0 billion of senior unsecured notes in seven tranches maturing in 2020 through 2057. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market, to repay notes due in 2017, and for general corporate purposes.

In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Program as of September 30, 2018.
We had no borrowings outstanding under the Credit Agreement and $535 million of borrowings outstanding under our Credit Facility as of September 30, 2018. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
We recorded net tax provisions of $58 million and $508 million in Q3 2017 and Q3 2018, and $755 million and $870 million for the nine months ended September 30, 2017 and 2018. The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.
We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. The 2017 Tax Act extended through 2026 and enhanced the option to claim accelerated depreciation deductions on qualifying property. Cash taxes paid (net of refunds) were $172 million and $200 million for Q3 2017 and Q3 2018, and $865 million and $1.0 billion for the nine months ended September 30, 2017 and 2018. As of December 31, 2017, our federal net operating loss carryforward was approximately $226 million and we had approximately $855 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal net operating losses and tax credits we expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of December 31, 2017 and September 30, 2018, restricted cash, cash equivalents, and marketable securities were $1.3 billion and $609 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $15.7 billion as of September 30, 2018. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net Sales:
North America	$25,446	$34,348	$68,808	$97,242
International	13,714	15,549	36,259	45,037
AWS	4,584	6,679	12,346	18,225
Consolidated	$43,744	$56,576	$117,413	$160,504
Year-over-year Percentage Growth:
North America	35%	35%	29%	41%
International	29	13	21	24
AWS	42	46	42	48
Consolidated	34	29	27	37
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	35%	35%	28%	41%
International	28	15	24	19
AWS	42	46	42	48
Consolidated	33	30	28	35
Net sales mix:
North America	58%	61%	59%	61%
International	31	27	31	28
AWS	11	12	10	11
Consolidated	100%	100%	100%	100%
Sales increased 29% in Q3 2018 and 37% for the nine months ended September 30, 2018, compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(260) million for Q3 2018, and by $2.1 billion for the nine months ended September 30, 2018. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 35% in Q3 2018 and 41% for the nine months ended September 30, 2018, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, and the impact of the acquisition of Whole Foods Market. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection.
International sales increased 13% in Q3 2018 and 24% for the nine months ended September 30, 2018, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection. Changes in foreign currency exchange rates impacted International net sales by $(202) million for Q3 2018, and by $2.0 billion for the nine months ended September 30, 2018.

AWS sales increased 46% in Q3 2018 and 48% for the nine months ended September 30, 2018, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Operating Income (Loss):
North America	$112	$2,032	$1,144	$5,015
International	(936)	(385)	(2,142)	(1,499)
AWS	1,171	2,077	2,977	5,119
Consolidated	$347	$3,724	$1,979	$8,635
Operating income increased from $347 million in Q3 2017 to $3.7 billion in Q3 2018, and increased from $2.0 billion for the nine months ended September 30, 2017, to $8.6 billion for the nine months ended September 30, 2018. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in Q3 2018 and for the nine months ended September 30, 2018, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses, partially offset by costs to expand our fulfillment network.
The decrease in International operating loss in absolute dollars in Q3 2018 and for the nine months ended September 30, 2018, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses, partially offset by costs to expand our fulfillment network. Changes in foreign exchange rates impacted operating loss by $47 million for Q3 2018, and by $203 million for the nine months ended September 30, 2018.
The increase in AWS operating income in absolute dollars in Q3 2018 and for the nine months ended September 30, 2018, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and payroll and related expenses, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $34 million for Q3 2018, and by $(100) million for the nine months ended September 30, 2018.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Operating Expenses:
Cost of sales	$27,549	$33,003	$73,439	$94,370
Fulfillment	6,420	8,275	16,275	23,999
Marketing	2,479	3,303	6,629	8,902
Technology and content	5,944	7,162	16,306	21,168
General and administrative	960	1,041	2,630	3,219
Other operating expense, net	45	68	155	211
Total operating expenses	$43,397	$52,852	$115,434	$151,869
Year-over-year Percentage Growth:
Cost of sales	30%	20%	24%	29%
Fulfillment	48	29	37	47
Marketing	43	33	40	34
Technology and content	44	20	41	30
General and administrative	50	8	53	22
Other operating expense, net	39	52	16	37
Percent of Net Sales:
Cost of sales	63.0%	58.3%	62.5%	58.8%
Fulfillment	14.7	14.6	13.9	15.0
Marketing	5.7	5.8	5.6	5.5
Technology and content	13.6	12.7	13.9	13.2
General and administrative	2.2	1.8	2.2	2.0
Other operating expense, net	0.1	0.1	0.1	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including video and music, packaging supplies, sortation and delivery centers and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider.
The increase in cost of sales in absolute dollars in Q3 2018 and for the nine months ended September 30, 2018, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery center and transportation costs, were $5.4 billion and $6.6 billion in Q3 2017 and Q3 2018, and $14.4 billion and $18.6 billion for the nine months ended September 30, 2017 and 2018. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q3 2018 and for the nine months ended September 30, 2018, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, and costs from expanding our fulfillment network, which includes physical stores.
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
The increase in marketing costs in absolute dollars in Q3 2018 and for the nine months ended September 30, 2018, compared to the comparable prior year periods, is primarily due to payroll and related expenses, as well as increased spending on online marketing channels.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q3 2018 and for the nine months ended September 30, 2018, compared to the comparable prior year periods, is primarily due to an increase in spending on technology infrastructure and increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2017 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
During Q3 2017 and Q3 2018, we capitalized $93 million (including $22 million of stock-based compensation) and $78 million (including $15 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2017 and 2018, we capitalized $298 million (including $63 million of stock-based compensation) and $226 million (including $45 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $128 million and $97 million for Q3 2017 and Q3 2018, and $424 million and $313 million for the nine months ended September 30, 2017 and 2018.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q3 2018 and for the nine months ended September 30, 2018, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.

Other Operating Expense, Net
Other operating expense, net was $45 million and $68 million for Q3 2017 and Q3 2018, and $155 million and $211 million for the nine months ended September 30, 2017 and 2018, and was primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $54 million and $117 million during Q3 2017 and Q3 2018, and $137 million and $290 million for the nine months ended September 30, 2017 and 2018. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $228 million and $358 million during Q3 2017 and Q3 2018, and $510 million and $1.0 billion for the nine months ended September 30, 2017 and 2018. The increase is primarily due to increases in our capital and finance lease arrangements and long-term debt.
Other Income (Expense), Net
Other income (expense), net was $143 million and $(93) million during Q3 2017 and Q3 2018, and $329 million and $16 million for the nine months ended September 30, 2017 and 2018. The primary components of other income (expense), net are related to foreign currency, equity warrant valuation, and other investment gains (losses).
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
For 2018, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by state income taxes and losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.
Our income tax provision for the nine months ended September 30, 2017 was $755 million, which included $422 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation, partially offset by the estimated impact of audit-related developments. Our income tax provision for the nine months ended September 30, 2018 was $870 million, which included $1.3 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives,” which both are included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2017 and 2018 (in millions):

	Twelve Months Ended September 30,
	2017	2018
Net cash provided by (used in) operating activities	$16,996	$26,604
Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives	(9,027)	(11,239)
Free cash flow	$7,969	$15,365

Net cash provided by (used in) investing activities	$(29,169)	$(10,778)
Net cash provided by (used in) financing activities	$11,930	$(8,496)
Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2017 and 2018 (in millions):

	Twelve Months Ended September 30,
	2017	2018
Net cash provided by (used in) operating activities	$16,996	$26,604
Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives	(9,027)	(11,239)
Principal repayments of capital lease obligations	(4,331)	(7,016)
Principal repayments of finance lease obligations	(175)	(277)
Free cash flow less lease principal repayments	$3,463	$8,072

Net cash provided by (used in) investing activities	$(29,169)	$(10,778)
Net cash provided by (used in) financing activities	$11,930	$(8,496)

Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which is included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2017 and 2018 (in millions):

	Twelve Months Ended September 30,
	2017	2018
Net cash provided by (used in) operating activities	$16,996	$26,604
Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives	(9,027)	(11,239)
Property and equipment acquired under capital leases	(8,905)	(9,704)
Principal repayments of finance lease obligations	(175)	(277)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$(1,111)	$5,384

Net cash provided by (used in) investing activities	$(29,169)	$(10,778)
Net cash provided by (used in) financing activities	$11,930	$(8,496)
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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017			2018			2017			2018
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$43,744	$(124)	$43,620	$56,576	$260	$56,836	$117,413	$869	$118,282	$160,504	$(2,055)	$158,449
Operating expenses	43,397	(164)	43,233	52,852	350	53,202	115,434	761	116,195	151,869	(1,952)	149,917
Operating income	347	39	386	3,724	(90)	3,634	1,979	108	2,087	8,635	(103)	8,532
___________________

(1)	Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on October 25, 2018, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 25, 2018, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Fourth Quarter 2018 Guidance

•
Net sales are expected to be between $66.5 billion and $72.5 billion, or to grow between 10% and 20% compared with fourth quarter 2017. This guidance anticipates an unfavorable impact of approximately 80 basis points from foreign exchange rates.

•	Operating income is expected to be between $2.1 billion and $3.6 billion, compared with $2.1 billion in fourth quarter 2017.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Exchange Risk
During Q3 2018, net sales from our International segment accounted for 27% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, and from www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q3 2018 decreased by $202 million in comparison with Q3 2017.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2018, of $9.0 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $450 million, $895 million, and $1.8 billion. All cash equivalent and marketable fixed income securities are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of September 30, 2018, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $320 million, $680 million, and $1.5 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of September 30, 2018, our recorded value in equity and equity warrant investments in public and private companies was $1.1 billion. Our equity and equity warrant investments in publicly traded companies represent $628 million of our investments as of September 30, 2018, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity and equity warrant investments in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and September 2018, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $1,800 for an Iranian embassy located in a country other than Iran; consumer products valued at approximately $66,900 for individuals who may have been acting for 22 Iranian embassies and diplomatic organizations located in countries other than Iran; consumer products valued at approximately $20 for an entity owned or controlled by the Iranian government; consumer products valued at approximately $10,100 for individuals who may have been acting for seven entities owned or controlled by the Iranian government; consumer products valued at approximately $2,900 for seven individuals and entities who are designated under Executive Order 13224 or Executive Order 13882; and consumer products valued at approximately $51,900 for individuals and entities who may have been acting for 16 individuals and entities designated under Executive Order 13224 or Executive Order 13882, three of which are owned or controlled by the Iranian government. The consumer products included books, other media, apparel, home and kitchen, jewelry, office, toys, health and beauty, consumer electronics, lawn and patio, automotive, musical instruments, software, grocery, and pet products. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: October 25, 2018