Form 10-K
period 2018-12-31
AMAZON COM INC
filed 2019-02-01
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018	$693,894,417,636
Number of shares of common stock outstanding as of January 23, 2019	491,202,890
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2019, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2018

AMAZON.COM, INC.

PART I

Item 1.	Business
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I — “Risk Factors.”
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
General
We seek to be Earth’s most customer-centric company. We are guided by four principles: customer obsession rather than competitor focus, passion for invention, commitment to operational excellence, and long-term thinking. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, and content creators. In addition, we provide services, such as advertising.
We have organized our operations into three segments: North America, International, and Amazon Web Services (“AWS”). These segments reflect the way the Company evaluates its business performance and manages its operations. Information on our net sales is contained in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Segment Information.” The financial results of Whole Foods Market, Inc. (“Whole Foods Market”) have been included in our consolidated financial statements from the date of acquisition on August 28, 2017.
Consumers
We serve consumers through our online and physical stores and focus on selection, price, and convenience. We design our stores to enable hundreds of millions of unique products to be sold by us and by third parties across dozens of product categories. Customers access our offerings through our websites, mobile apps, Alexa, and physically visiting our stores. We also manufacture and sell electronic devices, including Kindle e-readers, Fire tablets, Fire TVs, and Echo devices, and we develop and produce media content. We strive to offer our customers the lowest prices possible through low everyday product pricing and shipping offers, and to improve our operating efficiencies so that we can continue to lower prices for our customers. We also provide easy-to-use functionality, fast and reliable fulfillment, and timely customer service. In addition, we offer Amazon Prime, a membership program that includes unlimited free shipping on over 100 million items, access to unlimited streaming of thousands of movies and TV episodes, and other benefits.
We fulfill customer orders in a number of ways, including through: North America and International fulfillment and delivery networks that we operate; co-sourced and outsourced arrangements in certain countries; digital delivery; and through our physical stores. We operate customer service centers globally, which are supplemented by co-sourced arrangements. See Item 2 of Part I, “Properties.”
Sellers
We offer programs that enable sellers to grow their businesses, sell their products in our stores, and fulfill orders through us. We are not the seller of record in these transactions. We earn fixed fees, a percentage of sales, per-unit activity fees, interest, or some combination thereof, for our seller programs.
Developers and Enterprises
We serve developers and enterprises of all sizes, including start-ups, government agencies, and academic institutions, through our AWS segment, which offers a broad set of global compute, storage, database, and other service offerings.

Content Creators
We serve authors and independent publishers with Kindle Direct Publishing, an online service that lets independent authors and publishers choose a royalty option and make their books available in the Kindle Store, along with Amazon’s own publishing arm, Amazon Publishing. We also offer programs that allow authors, musicians, filmmakers, skill and app developers, and others to publish and sell content.
Competition
Our businesses encompass a large variety of product types, service offerings, and delivery channels. The worldwide marketplace in which we compete is evolving rapidly and intensely competitive, and we face a broad array of competitors from many different industry sectors around the world. Our current and potential competitors include: (1) physical, e-commerce, and omnichannel retailers, publishers, vendors, distributors, manufacturers, and producers of the products we offer and sell to consumers and businesses; (2) publishers, producers, and distributors of physical, digital, and interactive media of all types and all distribution channels; (3) web search engines, comparison shopping websites, social networks, web portals, and other online and app-based means of discovering, using, or acquiring goods and services, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development, advertising, fulfillment, customer service, and payment processing; (5) companies that provide fulfillment and logistics services for themselves or for third parties, whether online or offline; (6) companies that provide information technology services or products, including on-premises or cloud-based infrastructure and other services; and (7) companies that design, manufacture, market, or sell consumer electronics, telecommunication, and electronic devices. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and enterprise services include the quality, speed, and reliability of our services and tools, as well as customers’ ability and willingness to change business practices. Some of our current and potential competitors have greater resources, longer histories, more customers, greater brand recognition, and greater control over inputs critical to our various businesses. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, lock-in potential customers with restrictive terms, and devote more resources to technology, infrastructure, fulfillment, and marketing. Each of our businesses is also subject to rapid change and the development of new business models and the entry of new and well-funded competitors. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
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
Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 32%, 34%, and 31% of our annual revenue during the fourth quarter of 2016, 2017, and 2018. Fourth quarter 2017 results include revenue attributable to Whole Foods Market, which we acquired on August 28, 2017.
Employees
We employed approximately 647,500 full-time and part-time employees as of December 31, 2018. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. We have works councils, statutory employee representation obligations, and union agreements in certain countries outside the United States and at certain of our studio operations within the United States. We consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.
Available Information
Our investor relations website is amazon.com/ir and we encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the

Securities and Exchange Commission (“SEC”), corporate governance information (including our Code of Business Conduct and Ethics), and select press releases.
Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 23, 2019:
Executive Officers of the Registrant

Name	Age	Position
Jeffrey P. Bezos	55	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	49	Senior Vice President, Business Development
Andrew R. Jassy	51	CEO Amazon Web Services
Brian T. Olsavsky	55	Senior Vice President and Chief Financial Officer
Shelley L. Reynolds	54	Vice President, Worldwide Controller, and Principal Accounting Officer
Jeffrey A. Wilke	52	CEO Worldwide Consumer
David A. Zapolsky	55	Senior Vice President, General Counsel, and Secretary
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
Board of Directors

Name	Age	Position
Jeffrey P. Bezos	55	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	78	Managing Director, Madrona Venture Group
Jamie S. Gorelick	68	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Daniel P. Huttenlocher	60	Dean and Vice Provost, Cornell Tech at Cornell University
Judith A. McGrath	66	Senior Advisor, Astronauts Wanted * No experience necessary
Jonathan J. Rubinstein	62	Former co-CEO, Bridgewater Associates, LP
Thomas O. Ryder	74	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	62	President and Chief Executive Officer, Martha’s Table
Wendell P. Weeks	59	Chief Executive Officer, Corning Incorporated

Item 1A.	Risk Factors
Please carefully consider the following risk factors. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In addition, the current global economic climate amplifies many of these risks.
We Face Intense Competition
Our businesses are rapidly evolving and intensely competitive, and we have many competitors in different industries, including physical, e-commerce, and omnichannel retail, e-commerce services, digital content and electronic devices, web and infrastructure computing services, and transportation and logistics services, and across geographies, including cross-border competition. Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition, particularly with our newly-launched products and services and in our newer geographic regions. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.
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
Our Expansion into New Products, Services, Technologies, and Geographic Regions Subjects Us to Additional Business, Legal, Financial, and Competitive Risks
We may have limited or no experience in our newer market segments, and our customers may not adopt our offerings. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth, and negatively affect our operating results.
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
Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to retain and expand our network of sellers;

•	our ability to offer products on favorable terms, manage inventory, and fulfill orders;

•	the introduction of competitive stores, websites, products, services, price decreases, or improvements;

•	changes in usage or adoption rates of the Internet, e-commerce, electronic devices, and web services, including outside the U.S.;

•	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

•	the success of our geographic, service, and product line expansions;

•	the extent to which we finance, and the terms of any such financing for, our current operations and future growth;

•	the outcomes of legal proceedings and claims, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce prices worldwide, and provide additional benefits to our customers;

•	factors affecting our reputation or brand image;

•	the extent to which we invest in technology and content, fulfillment, and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which our equity-method investees record significant operating and non-operating items;

•	the extent to which operators of the networks between our customers and our stores successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts owed to us when they become due;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and

•	terrorist attacks and armed hostilities.
Our International Operations Expose Us to a Number of Risks
Our international activities are significant to our revenues and profits, and we plan to further expand internationally. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages or otherwise succeed. It is costly to establish, develop, and maintain international operations and stores, and promote our brand internationally. Our international operations may not be profitable on a sustained basis.
In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:

•	local economic and political conditions;

•
government regulation (such as regulation of our product and service offerings and of competition); restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs); nationalization; and restrictions on foreign ownership;

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
As international physical, e-commerce, and omnichannel retail and other services grow, competition will intensify, including through adoption of evolving business models. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand names. We may not be able to hire, train, retain, and manage required personnel, which may limit our international growth.
The People’s Republic of China (“PRC”) and India regulate Amazon’s and its affiliates’ businesses and operations in country through regulations and license requirements that may restrict (i) foreign investment in and operation of the Internet, IT infrastructure, data centers, retail, delivery, and other sectors, (ii) Internet content, and (iii) the sale of media and other products and services. For example, in order to meet local ownership and regulatory licensing requirements, www.amazon.cn is operated by PRC companies that are indirectly owned, either wholly or partially, by PRC nationals. In addition, we provide certain technology services in China in conjunction with third parties that hold PRC licenses to provide services. In India, the government restricts the ownership or control of Indian companies by foreign entities involved in online multi-brand retail trading activities. For www.amazon.in, we provide certain marketing tools and logistics services to third-party sellers to enable them to sell online and deliver to customers, and we hold indirect minority interests in entities that are third-party sellers on the www.amazon.in marketplace. Although we believe these structures and activities comply with existing laws, they involve unique risks, and the PRC and India are actively considering changes in their foreign investment rules that could impact these structures and activities. There are substantial uncertainties regarding the interpretation of PRC and Indian laws and regulations, and it is possible that these governments will ultimately take a view contrary to ours. In addition, our Chinese and Indian businesses and operations may be unable to continue to operate if we or our affiliates are unable to access sufficient funding or in China enforce contractual relationships with respect to management and control of such businesses. If our international activities were found to be in violation of any existing or future PRC, Indian or other laws or regulations or if interpretations of those laws and regulations were to change, our businesses in those countries could be subject to fines and other financial penalties, have licenses revoked, or be forced to restructure our operations or shut down entirely.
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

The Seasonality of Our Business Places Increased Strain on Our Operations
We expect a disproportionate amount of our net sales to occur during our fourth quarter. If we do not stock or restock popular products in sufficient amounts such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could reduce profitability. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment network and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand. We also face risks described elsewhere in this Item 1A relating to fulfillment network optimization and inventory.
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
Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships
We provide physical, e-commerce, and omnichannel retail and other services to businesses through commercial agreements, strategic alliances, and business relationships. Under these agreements, we provide web services, technology, fulfillment, computing, digital storage, and other services, as well as enable sellers to offer products or services through our stores. These arrangements are complex and require substantial infrastructure capacity, personnel, and other resource commitments, which may limit the amount of business we can service. We may not be able to implement, maintain, and develop the components of these commercial relationships, which may include web services, fulfillment, customer service, inventory management, tax collection, payment processing, hardware, content, and third-party software, and engaging third parties to perform services. The amount of compensation we receive under certain of our commercial agreements is partially dependent on the volume of the other company’s sales. Therefore, if the other company’s offerings are not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these services if we are unsuccessful in implementing, maintaining, or developing these services.
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
We Have Foreign Exchange Risk
The results of operations of, and certain of our intercompany balances associated with, our international stores and product and service offerings are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities in foreign currencies including British Pounds, Euros, and Japanese Yen. If the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.
The Loss of Key Senior Management Personnel or the Failure to Hire and Retain Highly Skilled and Other Key Personnel Could Negatively Affect Our Business
We depend on our senior management and other key personnel, particularly Jeffrey P. Bezos, our President, CEO, and Chairman. We do not have “key person” life insurance policies. We also rely on other highly skilled personnel. Competition for qualified personnel in the technology industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff. The loss of any of our executive officers or other key employees or the inability to hire, train, retain, and manage qualified personnel, could harm our business.
We Could Be Harmed by Data Loss or Other Security Breaches
Because we process, store, and transmit large amounts of data, including personal information, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ or customers’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, deter customers or sellers from using our stores and services, and otherwise harm our business and reputation. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Some of our systems have experienced past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or customer, such measures cannot provide absolute security.
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
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, physical, e-commerce, and omnichannel retail, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, trade and protectionist measures, web services, the provision of online payment services, information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, health and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, and the commercial operation of unmanned aircraft systems. It is not clear how existing laws governing issues such as property ownership, libel, data protection, and personal privacy apply to the Internet, e-commerce, digital content, web services, and artificial intelligence technologies and services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations, laws, and decisions interpreting or applying those laws and regulations could diminish the demand for, or availability of, our products and services and increase our cost of doing business.
We Could Be Subject to Additional Tax Liabilities and Collection Obligations
We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. For example, the European Union, certain member states, and other countries have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely effected by additional taxes of this nature imposed on us or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply by the effective date.

Our tax expense and liabilities may also be affected by other factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, and changes in our deferred tax assets and liabilities and their valuation. Significant judgment is required in evaluating and estimating our tax expense and liabilities. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, the legislation known as the U.S. Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”) requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.
We are also currently subject to tax controversies in various jurisdictions, and these jurisdictions may assess additional tax liabilities against us. Developments in an audit, investigation, or other tax controversy could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical tax accruals.
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
We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell or Manufacture
Some of the products we sell or manufacture may expose us to product liability or food safety claims relating to personal injury or illness, death, or environmental or property damage, and may require product recalls or other actions. Certain third parties also sell products using our services and stores that may increase our exposure to product liability claims, such as if these sellers do not have sufficient protection from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.
We Are Subject to Payments-Related Risks
We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain Amazon-branded payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. We also offer co-branded credit card programs, which could adversely affect our operating results if terminated. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached, compromised, or otherwise unable to detect or prevent fraudulent activity, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.
In addition, we provide regulated services in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we provide services to third parties to facilitate payments on their behalf. In these jurisdictions, we may be subject to requirements for licensing, regulatory inspection, bonding and capital maintenance, the use, handling, and segregation of transferred funds, consumer disclosures, maintaining or processing data, and authentication. We are also subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services.
We Could Be Liable for Fraudulent or Unlawful Activities of Sellers
The law relating to the liability of online service providers is currently unsettled. In addition, governmental agencies could require changes in the way this business is conducted. Under our seller programs, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. We also may be unable to prevent sellers in our stores or through other stores from selling unlawful, counterfeit, pirated, or stolen goods, selling goods in an unlawful or unethical manner, violating the proprietary rights of others, or otherwise violating our policies. Under our A2Z Guarantee, we reimburse buyers for payments up to certain limits in these situations, and as our third-party seller sales grow, the cost of this program will increase and could negatively affect our operating results. In addition, to the extent any of this occurs, it could harm our business or damage our reputation and we could face civil or criminal liability for unlawful activities by our sellers.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2018, we operated the following facilities (in thousands):

Description of Use	Leased Square Footage (1)	Owned Square Footage	Location
Office space	16,642	3,901	North America
Office space	14,738	—	International
Physical stores (2)	19,176	724	North America
Physical stores (2)	173	—	International
Fulfillment, data centers, and other	153,917	4,467	North America
Fulfillment, data centers, and other	72,596	2,085	International
Total	277,242	11,177
 ___________________

(1)	For leased properties, represents the total leased space excluding sub-leased space.

(2)	This includes 520 North America and 7 International stores as of December 31, 2018.

Segment	Leased Square Footage (1)	Owned Square Footage (1)
North America	165,503	1,977
International	70,619	895
AWS	9,740	4,404
Total	245,862	7,276
 ___________________

(1)
Segment amounts exclude corporate facilities. Shared facilities are allocated among the segments based on usage and primarily relate to facilities that hold our technology infrastructure. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Segment Information.”

We own and lease our corporate headquarters in Seattle, Washington and have announced plans to establish additional headquarters in New York, New York and Arlington, Virginia.

Item 3.	Legal Proceedings
See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings.”

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “AMZN.”
Holders
As of January 23, 2019, there were 2,315 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
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

	Year Ended December 31,
	2014	2015	2016	2017 (1)	2018
	(in millions, except per share data)
Statements of Operations:
Net sales	$88,988	$107,006	$135,987	$177,866	$232,887
Operating income	$178	$2,233	$4,186	$4,106	$12,421
Net income (loss)	$(241)	$596	$2,371	$3,033	$10,073
Basic earnings per share (2)	$(0.52)	$1.28	$5.01	$6.32	$20.68
Diluted earnings per share (2)	$(0.52)	$1.25	$4.90	$6.15	$20.14
Weighted-average shares used in computation of earnings per share:
Basic	462	467	474	480	487
Diluted	462	477	484	493	500
Statements of Cash Flows:
Net cash provided by (used in) operating activities (3)	$6,976	$11,909	$17,203	$18,365	$30,723

	December 31,
	2014	2015	2016	2017	2018
	(in millions)
Balance Sheets:
Total assets	$53,618	$64,747	$83,402	$131,310	$162,648
Total long-term obligations	$14,794	$17,477	$20,301	$45,718	$50,708
 ___________________

(1)	We acquired Whole Foods Market on August 28, 2017. The results of Whole Foods Market have been included in our results of operation from the date of acquisition.

(2)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies.”

(3)
As a result of the adoption of new accounting guidance, we retrospectively adjusted our consolidated statements of cash flows to add restricted cash to cash and cash equivalents, which restated cash provided by operating activities by $128 million, $(130) million, $(69) million, and $(69) million in 2014, 2015, 2016, and 2017. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies” for additional information.

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
Overview
Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered through our stores include merchandise and content we have purchased for resale and products offered by third-party sellers, and we also manufacture and sell electronic devices. Generally, we recognize gross revenue from items we sell from our inventory as product sales and recognize our net share of revenue of items sold by third-party sellers as service sales. We seek to increase unit sales across our stores, through increased product selection, across numerous product categories. We also offer other services such as compute, storage, and database offerings, fulfillment, publishing, digital content subscriptions, and advertising.
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
We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, costs necessary to run AWS, and a portion of our marketing costs. Our fixed costs include the costs necessary to build and run our technology infrastructure; to build, enhance, and add features to our online stores, web services, electronic devices, and digital offerings; and to build and optimize our fulfillment centers and other facilities. Variable costs generally change directly with sales volume, while fixed costs generally are dependent on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct sourcing, increase discounts from suppliers, and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

_______________________

(1)	See “Results of Operations — Non-GAAP Financial Measures” below for additional information on our non-GAAP free cash flows financial measures.

(2)	Working capital consists of accounts receivable, inventory, and accounts payable.

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
We seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe this compensation model aligns the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 504 million and 507 million as of December 31, 2017 and 2018.
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
For additional information about each line item addressed above, refer to Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies.”

_______________________

(3)	The operating cycle is the number of days of sales in inventory plus the number of days of sales in accounts receivable minus accounts payable days.

Critical Accounting Judgments
The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2018, we would have recorded an additional cost of sales of approximately $190 million.
In addition, we enter into supplier commitments for certain electronic device components and certain products. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, administrative practices, principles, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the U.S. tax reform legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”). Finally, foreign governments may enact tax laws in response to the U.S. Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.
The U.S. Tax Act significantly changed how the U.S. taxes corporations. The U.S. Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.
We are also currently subject to tax controversies in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, investigation, or other tax controversy could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical income tax provisions and accruals.

Recent Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies.”
Liquidity and Capital Resources
Cash flow information, which reflects retrospective adjustments to our consolidated statements of cash flows as described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” is as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
Cash provided by (used in):
Operating activities	$17,203	$18,365	$30,723
Investing activities	(9,516)	(27,084)	(12,369)
Financing activities	(3,716)	9,928	(7,686)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $26.0 billion, $31.0 billion, and $41.3 billion as of December 31, 2016, 2017, and 2018. Amounts held in foreign currencies were $9.1 billion, $11.1 billion, and $13.8 billion, as of December 31, 2016, 2017, and 2018, and were primarily Euros, British Pounds, and Japanese Yen.
Cash provided by (used in) operating activities was $17.2 billion, $18.4 billion, and $30.7 billion in 2016, 2017, and 2018. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow in 2017 and 2018, compared to the comparable prior years, is primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(9.5) billion, $(27.1) billion, and $(12.4) billion in 2016, 2017, and 2018, with the variability caused primarily by cash paid for acquisitions, our decision to purchase or lease property and equipment, and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $6.7 billion, $10.1 billion, and $11.3 billion in 2016, 2017, and 2018, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth in technology infrastructure (the majority of which is to support AWS), during all three years. In 2016, 2017, and 2018, we made cash payments, net of acquired cash, related to acquisition and other investment activity of $116 million, $14.0 billion, and $2.2 billion.
Cash provided by (used in) financing activities was $(3.7) billion, $9.9 billion, and $(7.7) billion in 2016, 2017, and 2018. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other, which were $4.3 billion, $6.3 billion, and $8.5 billion in 2016, 2017, and 2018. Property and equipment acquired under capital leases was $5.7 billion, $9.6 billion, and $10.6 billion in 2016, 2017, and 2018, with the increase reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other. Proceeds from long-term debt and other were $618 million, $16.2 billion, and $768 million in 2016, 2017, and 2018. During 2017, cash inflows from financing activities consisted primarily of proceeds from the issuance of $16.0 billion of senior unsecured notes in seven tranches maturing in 2020 through 2057. The proceeds from notes issued in August 2017 (the “August 2017 Notes”) were used to fund the consideration for the acquisition of Whole Foods Market, to repay notes due in 2017, and for general corporate purposes.

In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Program as of December 31, 2018.
We had no borrowings outstanding under our unsecured revolving credit facility (the “Credit Agreement”) and $594 million of borrowings outstanding under our $620 million secured revolving credit facility (the “Credit Facility”) as of December 31, 2018. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 5 — Debt” for additional information.
In 2016, 2017, and 2018, we recorded net tax provisions of $1.4 billion, $769 million, and $1.2 billion. Certain foreign subsidiary earnings are subject to U.S. taxation under the U.S. Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts. As of December 31, 2018, cash, cash equivalents, and marketable securities held by foreign subsidiaries was $12.0 billion.
We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. The U.S. Tax Act enhanced and extended the option to claim accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. Cash taxes paid (net of refunds) were $412 million, $957 million, and $1.2 billion for 2016, 2017, and 2018. As of December 31, 2018, our federal net operating loss carryforward was approximately $627 million and we had approximately $1.4 billion of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal net operating losses and tax credits we expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg tax authorities computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of December 31, 2017 and 2018, restricted cash, cash equivalents, and marketable securities were $1.3 billion and $426 million. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $13.1 billion as of December 31, 2018. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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

Results of Operations
We have organized our operations into three segments: North America, International, and AWS. Our results reflect the operations of Whole Foods Market from the date of acquisition in August 2017. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Segment Information.”
Net Sales
Net sales include product and service sales. Product sales represent revenue from the sale of products and related shipping fees and digital media content where we record revenue gross. Service sales primarily represent third-party seller fees, which includes commissions and any related fulfillment and shipping fees, AWS sales, Amazon Prime membership fees, advertising services, and certain digital content subscriptions. Net sales information is as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
Net Sales:
North America	$79,785	$106,110	$141,366
International	43,983	54,297	65,866
AWS	12,219	17,459	25,655
Consolidated	$135,987	$177,866	$232,887
Year-over-year Percentage Growth:
North America	25%	33%	33%
International	24	23	21
AWS	55	43	47
Consolidated	27	31	31
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	25%	33%	33%
International	26	23	19
AWS	55	43	47
Consolidated	28	31	30
Net sales mix:
North America	59%	60%	61%
International	32	30	28
AWS	9	10	11
Consolidated	100%	100%	100%
Sales increased 31% in 2017 and 2018, compared to the comparable prior years. Changes in foreign currency exchange rates impacted net sales by $(550) million, $210 million, and $1.3 billion for 2016, 2017, and 2018. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 33% in 2017 and 2018, compared to the comparable prior years. The sales growth in each year primarily reflects increased unit sales, including sales by third-party sellers, and the impact of the acquisition of Whole Foods Market. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection.
International sales increased 23% and 21% in 2017, and 2018, compared to the comparable prior years. The sales growth in each year primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection. Changes in foreign currency exchange rates impacted International net sales by $(489) million, $138 million, and $1.3 billion in 2016, 2017, and 2018.
AWS sales increased 43% and 47% in 2017 and 2018, compared to the comparable prior years. The sales growth in each year primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
Operating Income (Loss):
North America	$2,361	$2,837	$7,267
International	(1,283)	(3,062)	(2,142)
AWS	3,108	4,331	7,296
Consolidated	$4,186	$4,106	$12,421
Operating income was $4.2 billion, $4.1 billion, and $12.4 billion for 2016, 2017, and 2018. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in 2017 and 2018, compared to the comparable prior years, is primarily due to increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses, partially offset by costs to expand our fulfillment network. Changes in foreign exchange rates impacted operating income by $27 million, $(4) million, and $17 million for 2016, 2017, and 2018.
The decrease in International operating loss in absolute dollars in 2017 and 2018, compared to the comparable prior years, is primarily due to increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses, partially offset by costs to expand our fulfillment network. Changes in foreign exchange rates impacted operating loss by $89 million, $(85) million, and $258 million for 2016, 2017, and 2018.
The increase in AWS operating income in absolute dollars in 2017 and 2018, compared to the comparable prior years, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and payroll and related expenses, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $(5) million, $(53) million, and $(49) million for 2016, 2017, and 2018.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
Operating expenses:
Cost of sales	$88,265	$111,934	$139,156
Fulfillment	17,619	25,249	34,027
Marketing	7,233	10,069	13,814
Technology and content	16,085	22,620	28,837
General and administrative	2,432	3,674	4,336
Other operating expense, net	167	214	296
Total operating expenses	$131,801	$173,760	$220,466
Year-over-year Percentage Growth:
Cost of sales	23%	27%	24%
Fulfillment	31	43	35
Marketing	38	39	37
Technology and content	28	41	27
General and administrative	39	51	18
Other operating expense, net	(2)	28	38
Percent of Net Sales:
Cost of sales	64.9%	62.9%	59.8%
Fulfillment	13.0	14.2	14.6
Marketing	5.3	5.7	5.9
Technology and content	11.8	12.7	12.4
General and administrative	1.8	2.1	1.9
Other operating expense, net	0.1	0.1	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including video and music, packaging supplies, sortation and delivery centers and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider.
The increase in cost of sales in absolute dollars in 2017 and 2018, compared to the comparable prior years, is primarily due to increased product and shipping costs resulting from increased sales.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $16.2 billion, $21.7 billion, and $27.7 billion in 2016, 2017, and 2018. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in 2017 and 2018, compared to the comparable prior years, is primarily due to costs from expanding our fulfillment network, which includes physical stores, and variable costs corresponding with increased product and service sales volume and inventory levels.
We seek to expand our fulfillment network to accommodate a greater selection and in-stock inventory levels and to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We regularly evaluate our facility requirements.
Marketing
We direct customers to our stores primarily through a number of targeted online marketing channels, such as our sponsored search, third party customer referrals, social and online advertising, television advertising, and other initiatives. Our marketing costs are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing costs.
The increase in marketing costs in absolute dollars in 2017 and 2018, compared to the comparable prior years, is primarily due to payroll and related expenses for personnel engaged in marketing and selling activities, as well as increased spending on online marketing channels.
While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
Technology and Content
Technology and content costs include payroll and related expenses for employees involved in the research and development of new and existing products and services, development, design, and maintenance of our stores, curation and display of products and services made available in our online stores, and infrastructure costs. Infrastructure costs include servers, networking equipment, and data center related depreciation, rent, utilities, and other expenses necessary to support AWS and other Amazon businesses. Collectively, these costs reflect the investments we make in order to offer a wide variety of products and services to our customers.
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in 2017 and 2018, compared to the comparable prior years, is primarily due to an increase in spending on technology infrastructure and increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings.
General and Administrative
The increase in general and administrative costs in absolute dollars in 2017 and 2018, compared to the comparable prior years, is primarily due to increases in payroll and related expenses.

Other Operating Expense, Net
Other operating expense, net was $167 million, $214 million, and $296 million during 2016, 2017, and 2018, and is primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $100 million, $202 million, and $440 million during 2016, 2017, and 2018. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $484 million, $848 million, and $1.4 billion in 2016, 2017, and 2018. The increase is primarily due to increases in our long-term debt and capital and finance lease arrangements.
Our long-term debt was $24.7 billion and $23.5 billion as of December 31, 2017 and 2018. Our other long-term liabilities were $21.0 billion and $27.2 billion as of December 31, 2017 and 2018. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 5 — Debt and Note 6 — Other Long-Term Liabilities” for additional information.
Other Income (Expense), Net
Other income (expense), net was $90 million, $346 million, and $(183) million during 2016, 2017, and 2018. The primary components of other income (expense), net are related to foreign currency, equity warrant valuation, and equity securities gains.
Income Taxes
Our effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, changes in how we do business, acquisitions, investments, audit-related developments, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
The U.S. Tax Act was signed into law on December 22, 2017. The U.S. Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The U.S. Tax Act also enhanced and extended the option to claim accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. We reasonably estimated the effects of the U.S. Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the U.S. Tax Act of approximately $789 million. This amount was primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%, after taking into account the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. The amount of this one-time tax was not material. In 2018, we completed our determination of the accounting implications of the U.S. Tax Act.
We recorded a provision for income taxes of $1.4 billion, $769 million, and $1.2 billion in 2016, 2017, and 2018. Our provision for income taxes in 2017 was lower than in 2016 primarily due to excess tax benefits from stock-based compensation and the one-time favorable effect of the U.S. Tax Act, partially offset by an increase in the proportion of foreign losses for which we may not realize a tax benefit and audit-related developments. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.
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
Our provision for income taxes in 2018 was higher than in 2017 primarily due to an increase in U.S. pre-tax income and the one-time provisional tax benefit of the U.S. Tax Act recognized in 2017. This was partially offset by the reduction to the

U.S. federal statutory tax rate in 2018, a decline in the proportion of foreign losses for which we may not realize a tax benefit, and an increase in excess tax benefits from stock-based compensation.
We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. As of December 31, 2018, our federal net operating loss carryforward was approximately $627 million and we had approximately $1.4 billion of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit.
See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 9 — Income Taxes” for additional information.
Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(96) million, $(4) million, and $9 million in 2016, 2017, and 2018. The primary components of this activity during 2016, 2017, and 2018 were our equity-method investment gains (losses) during the years and impairments recorded in 2016.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from property and equipment incentives,” which both are included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2016, 2017, and 2018 (in millions):

	Year Ended December 31,
	2016	2017	2018
Net cash provided by (used in) operating activities	$17,203	$18,365	$30,723
Purchases of property and equipment, net of proceeds from property and equipment incentives	(6,737)	(10,058)	(11,323)
Free cash flow	$10,466	$8,307	$19,400

Net cash provided by (used in) investing activities	$(9,516)	$(27,084)	$(12,369)
Net cash provided by (used in) financing activities	$(3,716)	$9,928	$(7,686)

Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2016, 2017, and 2018 (in millions):

	Year Ended December 31,
	2016	2017	2018
Net cash provided by (used in) operating activities	$17,203	$18,365	$30,723
Purchases of property and equipment, net of proceeds from property and equipment incentives	(6,737)	(10,058)	(11,323)
Principal repayments of capital lease obligations	(3,860)	(4,799)	(7,449)
Principal repayments of finance lease obligations	(147)	(200)	(337)
Free cash flow less lease principal repayments	$6,459	$3,308	$11,614

Net cash provided by (used in) investing activities	$(9,516)	$(27,084)	$(12,369)
Net cash provided by (used in) financing activities	$(3,716)	$9,928	$(7,686)
Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which is included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2016, 2017, and 2018 (in millions):

	Year Ended December 31,
	2016	2017	2018
Net cash provided by (used in) operating activities	$17,203	$18,365	$30,723
Purchases of property and equipment, net of proceeds from property and equipment incentives	(6,737)	(10,058)	(11,323)
Property and equipment acquired under capital leases	(5,704)	(9,637)	(10,615)
Principal repayments of finance lease obligations	(147)	(200)	(337)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$4,615	$(1,530)	$8,448

Net cash provided by (used in) investing activities	$(9,516)	$(27,084)	$(12,369)
Net cash provided by (used in) financing activities	$(3,716)	$9,928	$(7,686)
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

Effect of Foreign Exchange Rates
Information regarding the effect of foreign exchange rates, versus the U.S. Dollar, on our net sales, operating expenses, and operating income is provided to show reported period operating results had the foreign exchange rates remained the same as those in effect in the comparable prior years. The effect on our net sales, operating expenses, and operating income from changes in our foreign exchange rates versus the U.S. Dollar is as follows (in millions):

	Year Ended December 31, 2016			Year Ended December 31, 2017			Year Ended December 31, 2018
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$135,987	$550	$136,537	$177,866	$(210)	$177,656	$232,887	$(1,253)	$231,634
Operating expenses	131,801	660	132,461	173,760	(352)	173,408	220,466	(1,027)	219,439
Operating income	4,186	(110)	4,076	4,106	142	4,248	12,421	(226)	12,195
___________________

(1)	Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year for operating results.
Guidance
We provided guidance on January 31, 2019, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of January 31, 2019, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part I, “Risk Factors.”
First Quarter 2019 Guidance

•
Net sales are expected to be between $56 billion and $60 billion, or to grow between 10% and 18% compared with first quarter 2018. This guidance anticipates an unfavorable impact of approximately 210 basis points from foreign exchange rates.

•	Operating income is expected to be between $2.3 billion and $3.3 billion, compared with $1.9 billion in first quarter 2018.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.
The following table provides information about our cash equivalents and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted-average interest rates as of December 31, 2018 (in millions, except percentages):

	2019	2020	2021	2022	2023	Thereafter	Total	Estimated Fair Value as of December 31, 2018
Money market funds	$12,515	$—	$—	$—	$—	$—	$12,515	$12,515
Weighted average interest rate	1.16%	—%	—%	—%	—%	—%	1.16%
Corporate debt securities	3,220	1,086	560	120	16	—	5,002	4,990
Weighted average interest rate	2.96%	3.25%	3.36%	3.86%	4.26%	—%	3.09%
U.S. government and agency securities	11,071	416	135	91	4	—	11,717	11,667
Weighted average interest rate	2.35%	2.49%	2.68%	2.76%	3.38%	—%	2.36%
Asset-backed securities	305	255	162	121	52	—	895	892
Weighted average interest rate	2.96%	3.07%	3.02%	2.99%	3.07%	—%	3.01%
Foreign government and agency securities	761	50	4	—	—	—	815	815
Weighted average interest rate	2.60%	2.68%	3.32%	—%	—%	—%	2.61%
Other fixed income securities	89	67	32	—	—	—	188	188
Weighted average interest rate	3.25%	2.89%	3.13%	—%	—%	—%	3.10%
	$27,961	$1,874	$893	$332	$72	$—	$31,132
Cash equivalents and marketable fixed income securities								$31,067

As of December 31, 2018, we had $25.0 billion of debt, including the current portion, primarily consisting of the following fixed rate unsecured debt (in millions):

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
Based upon quoted market prices and Level 2 inputs, the fair value of our total debt was $25.0 billion as of December 31, 2018.
Foreign Exchange Risk
During 2018, net sales from our International segment accounted for 28% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the year compared to rates in effect the prior year, International segment net sales increased by $1.3 billion in comparison with the prior year.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2018, of $13.8 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $690 million, $1.4 billion, and $2.8 billion. All cash equivalent and marketable fixed income securities are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of December 31, 2018, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $145 million, $305 million, and $685 million, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.

Investment Risk
As of December 31, 2018, our recorded value in equity and equity warrant investments in public and private companies was $942 million. Our equity and equity warrant investments in publicly traded companies represent $518 million of our investments as of December 31, 2018, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity investments in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 31, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.
Seattle, Washington
January 31, 2019

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2016	2017	2018
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,175	$19,934	$21,856
OPERATING ACTIVITIES:
Net income	2,371	3,033	10,073
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment and other amortization, including capitalized content costs	8,116	11,478	15,341
Stock-based compensation	2,975	4,215	5,418
Other operating expense, net	160	202	274
Other expense (income), net	(20)	(292)	219
Deferred income taxes	(246)	(29)	441
Changes in operating assets and liabilities:
Inventories	(1,426)	(3,583)	(1,314)
Accounts receivable, net and other	(3,436)	(4,780)	(4,615)
Accounts payable	5,030	7,100	3,263
Accrued expenses and other	1,724	283	472
Unearned revenue	1,955	738	1,151
Net cash provided by (used in) operating activities	17,203	18,365	30,723
INVESTING ACTIVITIES:
Purchases of property and equipment	(7,804)	(11,955)	(13,427)
Proceeds from property and equipment incentives	1,067	1,897	2,104
Acquisitions, net of cash acquired, and other	(116)	(13,972)	(2,186)
Sales and maturities of marketable securities	4,577	9,677	8,240
Purchases of marketable securities	(7,240)	(12,731)	(7,100)
Net cash provided by (used in) investing activities	(9,516)	(27,084)	(12,369)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	618	16,228	768
Repayments of long-term debt and other	(327)	(1,301)	(668)
Principal repayments of capital lease obligations	(3,860)	(4,799)	(7,449)
Principal repayments of finance lease obligations	(147)	(200)	(337)
Net cash provided by (used in) financing activities	(3,716)	9,928	(7,686)
Foreign currency effect on cash, cash equivalents, and restricted cash	(212)	713	(351)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,759	1,922	10,317
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$19,934	$21,856	$32,173
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$290	$328	$854
Cash paid for interest on capital and finance lease obligations	206	319	575
Cash paid for income taxes, net of refunds	412	957	1,184
Property and equipment acquired under capital leases	5,704	9,637	10,615
Property and equipment acquired under build-to-suit leases	1,209	3,541	3,641
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2016	2017	2018
Net product sales	$94,665	$118,573	$141,915
Net service sales	41,322	59,293	90,972
Total net sales	135,987	177,866	232,887
Operating expenses:
Cost of sales	88,265	111,934	139,156
Fulfillment	17,619	25,249	34,027
Marketing	7,233	10,069	13,814
Technology and content	16,085	22,620	28,837
General and administrative	2,432	3,674	4,336
Other operating expense, net	167	214	296
Total operating expenses	131,801	173,760	220,466
Operating income	4,186	4,106	12,421
Interest income	100	202	440
Interest expense	(484)	(848)	(1,417)
Other income (expense), net	90	346	(183)
Total non-operating income (expense)	(294)	(300)	(1,160)
Income before income taxes	3,892	3,806	11,261
Provision for income taxes	(1,425)	(769)	(1,197)
Equity-method investment activity, net of tax	(96)	(4)	9
Net income	$2,371	$3,033	$10,073
Basic earnings per share	$5.01	$6.32	$20.68
Diluted earnings per share	$4.90	$6.15	$20.14
Weighted-average shares used in computation of earnings per share:
Basic	474	480	487
Diluted	484	493	500
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2016	2017	2018
Net income	$2,371	$3,033	$10,073
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(49), $5, and $6	(279)	533	(538)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $(12), $5, and $0	9	(39)	(17)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, and $0	8	7	8
Net unrealized gains (losses) on available-for-sale debt securities	17	(32)	(9)
Total other comprehensive income (loss)	(262)	501	(547)
Comprehensive income	$2,109	$3,534	$9,526
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$20,522	$31,750
Marketable securities	10,464	9,500
Inventories	16,047	17,174
Accounts receivable, net and other	13,164	16,677
Total current assets	60,197	75,101
Property and equipment, net	48,866	61,797
Goodwill	13,350	14,548
Other assets	8,897	11,202
Total assets	$131,310	$162,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,616	$38,192
Accrued expenses and other	18,170	23,663
Unearned revenue	5,097	6,536
Total current liabilities	57,883	68,391
Long-term debt	24,743	23,495
Other long-term liabilities	20,975	27,213
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 507 and 514
Outstanding shares — 484 and 491	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	21,389	26,791
Accumulated other comprehensive loss	(484)	(1,035)
Retained earnings	8,636	19,625
Total stockholders’ equity	27,709	43,549
Total liabilities and stockholders’ equity	$131,310	$162,648
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2016	471	$5	$(1,837)	$13,394	$(723)	$2,545	$13,384
Net income	—	—	—	—	—	2,371	2,371
Other comprehensive income (loss)	—	—	—	—	(262)	—	(262)
Exercise of common stock options	6	—	—	1	—	—	1
Excess tax benefits from stock-based compensation	—	—	—	829	—	—	829
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	2,962	—	—	2,962
Balance as of December 31, 2016	477	5	(1,837)	17,186	(985)	4,916	19,285
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	—	—	—	687	687
Net income	—	—	—	—	—	3,033	3,033
Other comprehensive income (loss)	—	—	—	—	501	—	501
Exercise of common stock options	7	—	—	1	—	—	1
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	4,202	—	—	4,202
Balance as of December 31, 2017	484	5	(1,837)	21,389	(484)	8,636	27,709
Cumulative effect of changes in accounting principles related to revenue recognition, income taxes, and financial instruments	—	—	—	—	(4)	916	912
Net income	—	—	—	—	—	10,073	10,073
Other comprehensive income (loss)	—	—	—	—	(547)	—	(547)
Exercise of common stock options	7	—	—	—	—	—	—
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	5,402	—	—	5,402
Balance as of December 31, 2018	491	$5	$(1,837)	$26,791	$(1,035)	$19,625	$43,549
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
We seek to be Earth’s most customer-centric company. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, and content creators. We serve consumers through our online and physical stores and focus on selection, price, and convenience. We offer programs that enable sellers to sell their products in our stores and fulfill orders through us, and programs that allow authors, musicians, filmmakers, skill and app developers, and others to publish and sell content. We serve developers and enterprises of all sizes through our AWS segment, which offers a broad set of global compute, storage, database, and other service offerings. We also manufacture and sell electronic devices. In addition, we provide services, such as advertising.
We have organized our operations into three segments: North America, International, and AWS. See “Note 10 — Segment Information.”
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including the addition of restricted cash to cash and cash equivalents on our consolidated statements of cash flows as a result of the adoption of new accounting guidance.
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
The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2016	2017	2018
Shares used in computation of basic earnings per share	474	480	487
Total dilutive effect of outstanding stock awards	10	13	13
Shares used in computation of diluted earnings per share	484	493	500

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
Third-party seller services - We offer programs that enable sellers to sell their products in our stores, and fulfill orders through us. We are not the seller of record in these transactions. The commissions and any related fulfillment and shipping fees we earn from these arrangements are recognized when the services are rendered, which generally occurs upon delivery of the related products to a third-party carrier or, in the case of an Amazon delivery, to the customer.
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
Return Allowances
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and other” and were $567 million, $468 million, and $623 million as of December 31, 2016, 2017, and 2018. Additions to the allowance were $1.5 billion, $1.8 billion, and $2.3 billion and deductions from the allowance were $1.5 billion, $1.9 billion, and $2.3 billion in 2016, 2017, and 2018. Included in “Inventories” on our consolidated balance sheets are assets totaling $411 million, $406 million, and $519 million as of December 31, 2016, 2017, and 2018, for the rights to recover products from customers associated with our liabilities for return allowances.
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
Marketing
Marketing costs primarily consist of targeted online advertising, payroll and related expenses for personnel engaged in marketing and selling activities, and television advertising. We pay commissions to third parties when their customer referrals result in sales. We also participate in cooperative advertising arrangements with certain of our vendors, and other third parties.
Advertising and other promotional costs to market our products and services are expensed as incurred and were $5.0 billion, $6.3 billion, and $8.2 billion in 2016, 2017, and 2018. Prepaid advertising costs were not significant as of December 31, 2017 and 2018.
Technology and Content
Technology and content costs include payroll and related expenses for employees involved in the research and development of new and existing products and services, development, design, and maintenance of our stores, curation and display of products and services made available in our online stores, and infrastructure costs. Infrastructure costs include servers, networking equipment, and data center related depreciation, rent, utilities, and other expenses necessary to support AWS and other Amazon businesses. Collectively, these costs reflect the investments we make in order to offer a wide variety of products and services to our customers. Technology and content costs are generally expensed as incurred.
General and Administrative
General and administrative expenses primarily consist of payroll and related expenses; facilities and equipment expenses, such as depreciation expense and rent; professional fees and litigation costs; and other general corporate costs for corporate functions, including accounting, finance, tax, legal, and human resources, among others.
Stock-Based Compensation
Compensation cost for all stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including historical forfeiture experience and employee level.
Other Operating Expense, Net
Other operating expense, net, consists primarily of marketing-related, contract-based, and customer-related intangible asset amortization expense, and expenses related to legal settlements.
Other Income (Expense), Net
Other income (expense), net, consists primarily of foreign currency gains (losses) of $21 million, $247 million, and $(206) million in 2016, 2017, and 2018 and equity warrant valuation gains (losses) of $67 million, $109 million, and $(131) million in 2016, 2017, and 2018 and equity securities gains of $1 million, $18 million, and $145 million in 2016, 2017, and 2018.

Income Taxes
Income tax expense includes U.S. (federal and state) and foreign income taxes. Certain foreign subsidiary earnings are subject to U.S. taxation under the U.S. Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
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
We utilize a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating our tax positions and estimating our tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We include interest and penalties related to our tax contingencies in income tax expense.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
For our cash, cash equivalents, or marketable securities, we measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of December 31, 2017 and 2018.
As part of entering into commercial agreements, we often obtain equity warrant assets giving us the right to acquire stock of other companies. As of December 31, 2017 and 2018, these warrants had a fair value of $441 million and $440 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $67 million, $109 million, and $(131) million in 2016, 2017, and 2018. These assets are primarily classified as Level 2 assets.
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
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2017 and 2018, customer receivables, net, were $6.4 billion and $9.4 billion, vendor receivables, net, were $2.6 billion and $3.2 billion, and seller receivables, net, were $692 million and $710 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $237 million, $348 million, and $495 million as of December 31, 2016, 2017, and 2018. Additions to the allowance were $451 million, $626 million, and $878 million, and deductions to the allowance were $403 million, $515 million, and $731 million in 2016, 2017, and 2018.
Software Development Costs
We incur software development costs related to products to be sold, leased, or marketed to external users, internal-use software, and our websites. Software development costs capitalized were not significant for the years presented. All other costs, including those related to design or maintenance, are expensed as incurred.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Incentives that we receive from property and equipment vendors are recorded as a reduction in our costs. Property includes buildings and land that we own, along with property we have acquired under build-to-suit, finance, and capital lease arrangements. Equipment includes assets such as servers and networking equipment, heavy equipment, and other fulfillment equipment. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally the lesser of 40 years or the remaining life of the underlying building, three years for our servers, five years for networking equipment, ten years for heavy equipment, and three to seven years for other fulfillment equipment). Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations.
Leases and Asset Retirement Obligations
We categorize leases at their inception as either operating or capital leases. On certain of our lease agreements, we may receive rent holidays and other incentives provided by the landlord. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Additionally, incentives we receive are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the non-cancellable term of the lease.
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
As disclosed in “Accounting Pronouncements Not Yet Adopted,” our accounting for build-to-suit and finance leases will change on January 1, 2019.

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
We completed the required annual testing of goodwill for impairment for all reporting units as of April 1, 2018, and determined that goodwill is not impaired as the fair value of our reporting units substantially exceeded their book value. There were no events that caused us to update our annual impairment test. See “Note 4 — Acquisitions, Goodwill, and Acquired Intangible Assets.”
Other Assets
Included in “Other assets” on our consolidated balance sheets are amounts primarily related to acquired intangible assets, net of accumulated amortization; video and music content, net of accumulated amortization; long-term deferred tax assets; certain equity investments; marketable securities restricted for longer than one year, the majority of which are attributable to collateralization of bank guarantees and debt related to our international operations; and equity warrant assets.
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
Investments
We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in “Cash and cash equivalents” or “Marketable securities” on the accompanying consolidated balance sheets. Marketable debt securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive loss.”
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
Equity investments without readily determinable fair values and for which we do not have the ability to exercise significant influence are accounted for at cost with adjustments for observable changes in prices or impairments and are classified as “Other assets” on our consolidated balance sheets.
Equity investments that have readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and measured at fair value with changes recognized in “Other income (expense), net” on our consolidated statement of operations.
We periodically evaluate whether declines in fair values of our investments indicate impairment. For debt securities and equity method investments, we also evaluate whether declines in fair value of our investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment until a forecasted recovery occurs. Additionally, we assess whether we have plans to sell the security or it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis. Factors considered include: quoted market prices; recent financial results and operating trends; implied values from any recent transactions or offers of investee securities; credit quality of debt instrument issuers; other publicly available information that may affect the value of our investments; duration and severity of the decline in value; and our strategy and intentions for holding the investment.
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
For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2017 and 2018.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are liabilities primarily related to leases and asset retirement obligations, payroll and related expenses, unredeemed gift cards, customer liabilities, current debt, acquired digital media content, and other operating expenses.
As of December 31, 2017 and 2018, our liabilities for payroll related expenses were $2.9 billion and $3.4 billion and our liabilities for unredeemed gift cards were $3.0 billion and $2.8 billion. We reduce the liability for a gift card when redeemed by a customer. The portion of gift cards that we do not expect to be redeemed is recognized based on customer usage patterns.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2017 was $6.1 billion, of which $5.3 billion was recognized as revenue during the year ended December 31, 2018, including adjustments related to the new revenue recognition guidance. Included in “Other long-term liabilities” on our consolidated balance sheets was $1.0 billion and $1.4 billion of unearned revenue as of December 31, 2017 and 2018.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $19.3 billion as of December 31, 2018. The weighted average remaining life of our long-term contracts is 3.3 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Foreign Currency
We have internationally-focused stores for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these stores is generally the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity, and in the “Foreign currency effect on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded gains (losses) of $62 million, $202 million, and $(186) million in 2016, 2017, and 2018.

Accounting Pronouncements Recently Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this ASU on January 1, 2018 for all revenue contracts with our customers using the modified retrospective approach and increased retained earnings by approximately $650 million. The adjustment primarily relates to the unredeemed portion of our gift cards, which are now recognized over the expected customer usage period rather than waiting until gift cards expire or when the likelihood of redemption becomes remote. We changed the recognition and classification of Amazon Prime memberships, which are now accounted for as a single performance obligation and recognized ratably over the membership period as service sales. Previously, Prime memberships were considered to be arrangements with multiple deliverables and were allocated among product sales and service sales. Other changes relate primarily to the presentation of revenue. Certain advertising services are now classified as revenue rather than a reduction in cost of sales, and sales of apps, in-app content, and certain digital media content are presented on a net basis. Prior year amounts have not been adjusted and continue to be reported in accordance with our historic accounting policy.
The impact of applying this ASU for the year ended December 31, 2018 primarily resulted in a decrease in product sales and an increase in service sales driven by the reclassification of Prime membership fees of approximately $3.8 billion. Service sales also increased by approximately $3.0 billion for the year ended December 31, 2018 due to the reclassification of certain advertising services.
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

Year Ended December 31, 2016	Previously Reported	Adjustments	As Revised
Operating activities	$17,272	$(69)	$17,203
Investing activities	(9,876)	360	(9,516)
Financing activities	(3,740)	24	(3,716)
Net change in cash, cash equivalents, and restricted cash	$3,656	$315	$3,971

Year Ended December 31, 2017	Previously Reported	Adjustments	As Revised
Operating activities	$18,434	$(69)	$18,365
Investing activities	(27,819)	735	(27,084)
Financing activities	9,860	68	9,928
Net change in cash, cash equivalents, and restricted cash	$475	$734	$1,209

Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We will adopt this ASU on January 1, 2019 with an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. The adoption of this ASU will result in the recognition of operating lease assets and liabilities of approximately $21 billion, which includes the reclassification of finance leases to operating leases of approximately $1.2 billion, and the derecognition of build-to-suit lease assets and liabilities when we do not control the building during the construction period of approximately $1.5 billion.
Note 2 — CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND MARKETABLE SECURITIES
As of December 31, 2017 and 2018, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$9,982	$—	$—	$9,982
Level 1 securities:
Money market funds	11,343	—	—	11,343
Equity securities	23	30	—	53
Level 2 securities:
Foreign government and agency securities	620	—	—	620
U.S. government and agency securities	4,841	1	(19)	4,823
Corporate debt securities	4,265	1	(9)	4,257
Asset-backed securities	910	—	(5)	905
Other fixed income securities	340	—	(2)	338
	$32,324	$32	$(35)	$32,321
Less: Restricted cash, cash equivalents, and marketable securities (1)				(1,335)
Total cash, cash equivalents, and marketable securities				$30,986

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,406	$—	$—	$10,406
Level 1 securities:
Money market funds	12,515	—	—	12,515
Equity securities	29	143	(2)	170
Level 2 securities:
Foreign government and agency securities	815	—	—	815
U.S. government and agency securities	11,686	1	(20)	11,667
Corporate debt securities	5,008	1	(19)	4,990
Asset-backed securities	896	—	(4)	892
Other fixed income securities	190	—	(2)	188
Equity securities	28	5	—	33
	$41,573	$150	$(47)	$41,676
Less: Restricted cash, cash equivalents, and marketable securities (1)				(426)
Total cash, cash equivalents, and marketable securities				$41,250
___________________

(1)
We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. We classify cash, cash equivalents, and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 7 — Commitments and Contingencies.”

The following table summarizes gross gains and gross losses realized on sales of available-for-sale fixed income marketable securities (in millions):

	Year Ended December 31,
	2016	2017	2018
Realized gains	$3	$5	$2
Realized losses	11	11	9
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of December 31, 2018 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$27,520	$27,508
Due after one year through five years	2,865	2,845
Due after five years through ten years	187	185
Due after ten years	538	529
Total	$31,110	$31,067
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2017	December 31, 2018
Cash and cash equivalents	$20,522	$31,750
Restricted cash included in accounts receivable, net and other	1,329	418
Restricted cash included in other assets	5	5
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$21,856	$32,173
Note 3 — PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2017	2018
Gross property and equipment (1):
Land and buildings	$23,896	$31,741
Equipment	42,244	54,591
Other assets	2,438	2,577
Construction in progress	4,078	6,861
Gross property and equipment	72,656	95,770
Total accumulated depreciation and amortization (1)	23,790	33,973
Total property and equipment, net	$48,866	$61,797
 ___________________

(1)
We revised our prior year presentation of gross property and equipment and total accumulated depreciation and amortization to include all property and equipment in service, including equipment which is fully-depreciated, to conform to the current year presentation. Total property and equipment, net remains unchanged for the prior year.

Depreciation expense on property and equipment was $6.4 billion, $8.8 billion, and $12.1 billion which includes amortization of property and equipment acquired under capital leases of $3.8 billion, $5.4 billion, and $7.3 billion for 2016, 2017, and 2018. Gross assets recorded under capital leases were $26.4 billion and $36.1 billion as of December 31, 2017 and 2018. Accumulated amortization associated with capital leases was $13.4 billion and $19.8 billion as of December 31, 2017 and 2018.
We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner, for accounting purposes, during the construction period. For buildings under build-to-suit lease arrangements where we have taken occupancy, which do not qualify for sales recognition under the sale-leaseback accounting guidance, we determined that we continue to be the deemed owner of these buildings. This is principally due to our significant investment in tenant improvements. As a result, the buildings are being depreciated over the shorter of their useful lives or the related leases’ terms. Additionally, certain build-to-suit lease arrangements and finance leases provide purchase options. Upon occupancy, the long-term construction obligations are considered long-term finance lease obligations with amounts payable during the next 12 months recorded as “Accrued expenses and other.” Gross assets remaining under finance leases were $5.4 billion and $7.5 billion as of December 31, 2017 and 2018. Accumulated amortization associated with finance leases was $635 million and $1.1 billion as of December 31, 2017 and 2018. As disclosed in “Note 1 — Description of Business and Accounting Policies,” our accounting for build-to-suit and finance leases will change on January 1, 2019.
Note 4 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2016 Acquisition Activity
During 2016, we acquired certain companies for an aggregate purchase price of $103 million. The primary reason for these acquisitions, none of which were individually material to our consolidated financial statements, was to acquire technologies and know-how to enable Amazon to serve customers more effectively.

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
2018 Acquisition Activity
On April 12, 2018, we acquired Ring Inc. (“Ring”) for cash consideration of approximately $839 million, net of cash acquired, and on September 11, 2018, we acquired PillPack, Inc. (“PillPack”) for cash consideration of approximately $753 million, net of cash acquired, to expand our product and service offerings. During 2018, we also acquired certain other companies for an aggregate purchase price of $57 million. The primary reason for our other 2018 acquisitions was to acquire technologies and know-how to enable Amazon to serve customers more effectively.
Acquisition-related costs were expensed as incurred and were not significant.
Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.
Purchase Price Allocation
The aggregate purchase price of these acquisitions was allocated as follows (in millions):

	December 31,
	2016	2017	2018

Purchase Price
Cash paid, net of cash acquired	$81	$13,859	$1,618
Indemnification holdback	22	104	31
	$103	$13,963	$1,649
Allocation
Goodwill	$60	$9,501	$1,228
Intangible assets (1):
Marketing-related	2	1,987	186
Contract-based	1	440	13
Technology-based	53	166	285
Customer-related	1	54	193
	57	2,647	677
Property and equipment	3	3,810	11
Deferred tax assets	17	117	174
Other assets acquired	10	1,858	282
Long-term debt	(5)	(1,165)	(176)
Deferred tax liabilities	(18)	(961)	(159)
Other liabilities assumed	(21)	(1,844)	(388)
	$103	$13,963	$1,649
 ___________________

(1)
Intangible assets acquired in 2016, 2017, and 2018 have estimated useful lives of between one and seven years, one and twenty-five years, and two and seven years, with weighted-average amortization periods of five years, twenty-one years, and six years.

We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income approach. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line basis over their estimated useful lives.

Goodwill
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of the acquired companies is generally not deductible for tax purposes. The following summarizes our goodwill activity in 2017 and 2018 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2017	$2,044	$694	$1,046	$3,784
New acquisitions (1)	9,115	368	18	9,501
Other adjustments (2)	6	46	13	65
Goodwill - December 31, 2017	11,165	1,108	1,077	13,350
New acquisitions (1)	1,031	177	20	1,228
Other adjustments (2)	(5)	(15)	(10)	(30)
Goodwill - December 31, 2018	$12,191	$1,270	$1,087	$14,548
 ___________________

(1)
Primarily includes the acquisition of Whole Foods Market in the North America segment and Souq in the International segment in 2017 and the acquisitions of Ring and PillPack in the North America segment in 2018.

(2)	Primarily includes changes in foreign exchange rates.
Intangible Assets
Acquired intangible assets, included within “Other assets” on our consolidated balance sheets, consist of the following (in millions):

	December 31,
	2017			2018
	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Weighted Average Life Remaining
Marketing-related	$2,486	$(418)	$2,068	$2,542	$(431)	$2,111	21.2
Contract-based	1,013	(213)	800	1,430	(224)	1,206	12.3
Technology- and content-based	640	(252)	388	941	(377)	564	4.6
Customer-related	283	(168)	115	437	(208)	229	4.4
Acquired intangibles (2)	$4,422	$(1,051)	$3,371	$5,350	$(1,240)	$4,110	15.4
 ___________________

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.

(2)	Intangible assets have estimated useful lives of between one and twenty-five years.
Amortization expense for acquired intangibles was $287 million, $366 million, and $475 million in 2016, 2017, and 2018. Expected future amortization expense of acquired intangible assets as of December 31, 2018 is as follows (in millions):

Year Ended December 31,
2019	$511
2020	412
2021	355
2022	323
2023	270
Thereafter	2,217
$4,088

Note 5 — DEBT
As of December 31, 2018, we had $24.3 billion of unsecured senior notes outstanding (the “Notes”). As of December 31, 2017 and 2018, the net unamortized discount and debt issuance costs on the Notes was $99 million and $101 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $692 million and $715 million as of December 31, 2017 and 2018. The face value of our total long-term debt obligations is as follows (in millions):

	December 31,
	2017	2018
2.600% Notes due on December 5, 2019 (2)	1,000	1,000
1.900% Notes due on August 21, 2020 (3)	1,000	1,000
3.300% Notes due on December 5, 2021 (2)	1,000	1,000
2.500% Notes due on November 29, 2022 (1)	1,250	1,250
2.400% Notes due on February 22, 2023 (3)	1,000	1,000
2.800% Notes due on August 22, 2024 (3)	2,000	2,000
3.800% Notes due on December 5, 2024 (2)	1,250	1,250
5.200% Notes due on December 3, 2025 (4)	1,000	1,000
3.150% Notes due on August 22, 2027 (3)	3,500	3,500
4.800% Notes due on December 5, 2034 (2)	1,250	1,250
3.875% Notes due on August 22, 2037 (3)	2,750	2,750
4.950% Notes due on December 5, 2044 (2)	1,500	1,500
4.050% Notes due on August 22, 2047 (3)	3,500	3,500
4.250% Notes due on August 22, 2057 (3)	2,250	2,250
Credit Facility	592	594
Other long-term debt	100	121
Total debt	24,942	24,965
Less current portion of long-term debt	(100)	(1,371)
Face value of long-term debt	$24,842	$23,594
_____________________________

(1)	Issued in November 2012, effective interest rate of the 2022 Notes was 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.

(3)	Issued in August 2017, effective interest rates of the 2020, 2023, 2024, 2027, 2037, 2047, and 2057 Notes were 2.16%, 2.56%, 2.95%, 3.25%, 3.94%, 4.13%, and 4.33%.

(4)
Consists of $872 million of 2025 Notes issued in December 2017 in exchange for notes assumed in connection with the acquisition of Whole Foods Market and $128 million of 2025 Notes issued by Whole Foods Market that did not participate in our December 2017 exchange offer. The effective interest rate of the 2025 Notes was 3.02%.

Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2017 is payable semi-annually in arrears in February and August. Interest on the 2025 Notes is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the November 2012 and the December 2014 Notes were used for general corporate purposes. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market, to repay notes due in 2017, and for general corporate purposes. The estimated fair value of the Notes was approximately $25.7 billion and $24.3 billion as of December 31, 2017 and 2018, which is based on quoted prices for our debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $620 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available for a term of three years, bears interest at the London interbank offered rate (“LIBOR”) plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion. There were $592 million and $594 million of borrowings outstanding under the Credit Facility as of December 31, 2017 and 2018, which had a weighted-average interest rate of 2.7% and 3.2% as of December 31, 2017 and 2018. As of December 31, 2017 and 2018, we

have pledged $686 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2017 and 2018.
The other debt, including the current portion, had a weighted-average interest rate of 5.8% and 6.0% as of December 31, 2017 and 2018. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2017 and 2018.
As of December 31, 2018, future principal payments for our total debt were as follows (in millions):

Year Ended December 31,
2019	$1,371
2020	1,298
2021	1,016
2022	1,266
2023	1,014
Thereafter	19,000
$24,965
In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Program as of December 31, 2018.
In April 2018, in connection with our Commercial Paper Program, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders to increase our borrowing capacity thereunder to $7.0 billion. As amended and restated, the Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2017 and 2018.
Note 6 — OTHER LONG-TERM LIABILITIES
Our other long-term liabilities are summarized as follows (in millions):

	December 31,
	2017	2018
Long-term capital lease obligations	$8,438	$9,650
Long-term finance lease obligations	4,745	6,642
Construction liabilities	1,350	2,516
Tax contingencies	1,004	896
Long-term deferred tax liabilities	990	1,490
Other	4,448	6,019
Total other long-term liabilities	$20,975	$27,213
Capital and Finance Leases
Certain of our equipment, primarily related to technology infrastructure, and buildings have been acquired under capital leases. Long-term capital lease obligations are as follows (in millions):

December 31, 2018
Gross capital lease obligations	$17,952
Less imputed interest	(582)
Present value of net minimum lease payments	17,370
Less current portion of capital lease obligations	(7,720)
Total long-term capital lease obligations	$9,650

We continue to be the deemed owner after occupancy of certain facilities that were constructed as build-to-suit lease arrangements and previously reflected as “Construction liabilities.” As such, these arrangements are accounted for as finance leases. Long-term finance lease obligations are as follows (in millions):

December 31, 2018
Gross finance lease obligations	$8,376
Less imputed interest	(1,323)
Present value of net minimum lease payments	7,053
Less current portion of finance lease obligations	(411)
Total long-term finance lease obligations	$6,642
As disclosed in “Note 1 — Description of Business and Accounting Policies,” our accounting for build-to-suit and finance leases will change on January 1, 2019.
Construction Liabilities
We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes. These liabilities primarily relate to our corporate buildings and fulfillment, sortation, delivery, and data centers. As disclosed in “Note 1 — Description of Business and Accounting Policies,” our accounting for build-to-suit and finance leases will change on January 1, 2019.
Tax Contingencies
We have recorded reserves for tax contingencies, inclusive of accrued interest and penalties, for U.S. and foreign income taxes. These reserves primarily relate to transfer pricing and state income taxes, and are presented net of offsetting deferred tax assets related to net operating losses and tax credits. See “Note 9 — Income Taxes” for discussion of tax contingencies.

Note 7 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities. Rental expense under operating lease agreements was $1.4 billion, $2.2 billion, and $3.4 billion for 2016, 2017, and 2018.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of December 31, 2018 (in millions):

	Year Ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Debt principal and interest	$2,277	$2,161	$1,861	$2,078	$1,781	$30,013	$40,171
Capital lease obligations, including interest (1)	7,807	5,742	2,725	704	473	501	17,952
Finance lease obligations, including interest (2)	628	640	652	664	675	5,117	8,376
Operating leases	3,127	3,070	2,775	2,473	2,195	13,026	26,666
Unconditional purchase obligations (3)	3,523	4,103	3,291	3,098	2,974	5,204	22,193
Other commitments (4) (5)	2,618	1,455	1,056	843	808	8,875	15,655
Total commitments	$19,980	$17,171	$12,360	$9,860	$8,906	$62,736	$131,013
___________________

(1)
Excluding interest, current capital lease obligations of $5.8 billion and $7.7 billion are recorded within “Accrued expenses and other” as of December 31, 2017 and 2018, and $8.4 billion and $9.6 billion are recorded within “Other long-term liabilities” as of December 31, 2017 and 2018.

(2)
Excluding interest, current finance lease obligations of $282 million and $411 million are recorded within “Accrued expenses and other” as of December 31, 2017 and 2018, and $4.7 billion and $6.6 billion are recorded within “Other long-term liabilities” as of December 31, 2017 and 2018.

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
Pledged Assets
As of December 31, 2017 and 2018, we have pledged or otherwise restricted $1.4 billion and $575 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit.
Suppliers
During 2018, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.
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
In March 2015, Zitovault, LLC filed a complaint against Amazon.com, Inc., Amazon.com, LLC, Amazon Web Services, Inc., and Amazon Web Services, LLC for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that Elastic Compute Cloud, Virtual Private Cloud, Elastic Load Balancing, Auto-Scaling, and Elastic Beanstalk infringe U.S. Patent No. 6,484,257, entitled “System and Method for Maintaining N Number of Simultaneous Cryptographic Sessions Using a Distributed Computing Environment.” The complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. In January 2016, the case was transferred to the United States District Court for the Western District of Washington. In June 2016, the case was stayed pending resolution of a review petition we filed with the United States Patent and Trademark Office. In January 2019, the stay of the case was lifted following resolution of the review petition. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
In October 2017, SRC Labs, LLC and Saint Regis Mohawk Tribe filed a complaint for patent infringement against Amazon Web Services, Inc., Amazon.com, Inc., and VADATA, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges, among other things, that certain AWS EC2 Instances infringe U.S. Patent Nos. 6,434,687, entitled “System and method for accelerating web site access and processing utilizing a computer system incorporating reconfigurable processors operating under a single operating system image”; 7,149,867, entitled “System and method of enhancing efficiency and utilization of memory bandwidth in reconfigurable hardware”; 7,225,324 and 7,620,800, both entitled “Multi-adaptive processing systems and techniques for enhancing parallelism and performance of computational functions”; and 9,153,311, entitled “System and method for retaining DRAM data when reprogramming reconfigurable devices with DRAM memory controllers.” The complaint seeks an unspecified amount of damages, enhanced damages, interest, and a compulsory on-going royalty. In February 2018, the Virginia district court transferred the case to the United States District Court for the Western District of Washington. In November 2018, the case was stayed pending resolution of eight review petitions filed with the United States Patent and Trademark Office relating to the ‘324, ‘867, and ‘311 patents. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
In June 2018, VoIP-Pal.com, Inc. filed a complaint against Amazon Technologies, Inc. and Amazon.com, Inc. in the United States District Court for the District of Nevada. The complaint alleges, among other things, that the Alexa calling and messaging system, the Alexa app, and Echo, Tap, and Fire devices with Alexa support infringe U.S. Patent Nos. 9,537,762; 9,813,330; 9,826,002; and 9,948,549, all entitled “Producing Routing Messages For Voice Over IP Communications.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. In November 2018, the case was transferred to the United States District Court for the Northern District of California. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

In November 2018, Dynamic Data Technologies, LLC filed a complaint for patent infringement against Amazon.com, Inc., Amazon Web Services, Inc., and Amazon Digital Services, LLC in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that products and services with H.265 functionality, including Amazon Elastic Transcoder, AWS Elemental Media Convert, AWS Elemental MediaLive, certain EC2 instances, Amazon CloudFront, Amazon Fire TV, and Amazon Fire tablets, infringe U.S. Patent Nos. 8,135,073, entitled “Enhancing Video Images Depending On Prior Image Enhancements”; 6,774,918, entitled “Video Overlay Processor With Reduced Memory and Bus Performance Requirements”; and 7,571,450, entitled “System For And Method Of Displaying Information.” The complaint also alleges that products and services with H.265 functionality, including AWS Elemental Media Convert, AWS Elemental MediaLive, certain EC2 instances, Amazon CloudFront, and Amazon Fire TV, infringe U.S. Patent Nos. 8,073,054, entitled “Unit For And Method Of Estimating A Current Motion Vector”; 6,996,177, entitled “Motion Estimation”; 8,311,112, entitled “System And Method For Video Compression Using Predictive Coding”; and 7,894,529, entitled “Method And Device For Determining Motion Vectors.” The complaint also alleges that products and services for encoding video data, including Amazon Elastic Transcoder and Amazon Video, infringe U.S. Patent No. 8,184,689, entitled “Method Video Encoding And Decoding Preserving Cache Localities,” and that products and services with VP9 encoding functionality, including Amazon Elastic Transcoder and Amazon Fire TV, infringe U.S. Patent No. 7,519,230, entitled “Background Motion Vector Detection.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In December 2018, Kove IO, Inc. filed a complaint against Amazon Web Services, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleges, among other things, that Amazon S3 and DynamoDB infringe U.S. Patent Nos. 7,814,170 and 7,103,640, both entitled “Network Distributed Tracking Wire Transfer Protocol,” and 7,233,978, entitled “Method And Apparatus For Managing Location Information In A Network Separate From The Data To Which The Location Information Pertains.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 9 — Income Taxes.”
Note 8 — STOCKHOLDERS’ EQUITY
Preferred Stock
We have authorized 500 million shares of $0.01 par value preferred stock. No preferred stock was outstanding for any year presented.
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 497 million, 504 million, and 507 million, as of December 31, 2016, 2017, and 2018. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock in 2016, 2017, or 2018.
Stock Award Plans
Employees vest in restricted stock unit awards and stock options over the corresponding service term, generally between two and five years.

Stock Award Activity
Stock-based compensation expense is as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
Cost of sales	$16	$47	$73
Fulfillment	657	911	1,121
Marketing	323	511	769
Technology and content	1,664	2,305	2,888
General and administrative	315	441	567
Total stock-based compensation expense (1)	$2,975	$4,215	$5,418
___________________

(1)
The related tax benefits were $907 million, $860 million, and $1.1 billion for 2016, 2017, and 2018. In 2017 and 2018, the tax benefit reflects the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%.

The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2016	18.9	$362
Units granted	9.3	660
Units vested	(6.1)	321
Units forfeited	(2.3)	440
Outstanding as of December 31, 2016	19.8	506
Units granted	8.9	946
Units vested	(6.8)	400
Units forfeited	(1.8)	649
Outstanding as of December 31, 2017	20.1	725
Units granted	5.0	1,522
Units vested	(7.1)	578
Units forfeited	(2.1)	862
Outstanding as of December 31, 2018	15.9	$1,024
Scheduled vesting for outstanding restricted stock units as of December 31, 2018, is as follows (in millions):

	Year Ended
	2019	2020	2021	2022	2023	Thereafter	Total
Scheduled vesting — restricted stock units	6.9	5.6	2.4	0.8	0.1	0.1	15.9
As of December 31, 2018, there was $6.6 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2016, 2017, and 2018 was 28%, 28%, and 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
During 2016, 2017, and 2018, the fair value of restricted stock units that vested was $4.3 billion, $6.8 billion, and $11.4 billion.
Common Stock Available for Future Issuance
As of December 31, 2018, common stock available for future issuance to employees is 113 million shares.

Note 9 — INCOME TAXES
In 2016, 2017, and 2018, we recorded net tax provisions of $1.4 billion, $769 million, and $1.2 billion. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. Cash taxes paid, net of refunds, were $412 million, $957 million, and $1.2 billion for 2016, 2017, and 2018.
The U.S. Tax Act was signed into law on December 22, 2017. The U.S. Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The U.S. Tax Act also enhanced and extended the option to claim accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. We reasonably estimated the effects of the U.S. Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the U.S. Tax Act of approximately $789 million. This amount was primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%, after taking into account the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. The amount of this one-time tax was not material. In 2018, we completed our determination of the accounting implications of the U.S. Tax Act.
The components of the provision for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
Current taxes:
U.S. Federal	$1,136	$(137)	$(129)
U.S. State	208	211	322
International	327	724	563
Current taxes	1,671	798	756
Deferred taxes:
U.S. Federal	116	(202)	565
U.S. State	(31)	(26)	5
International	(331)	199	(129)
Deferred taxes	(246)	(29)	441
Provision for income taxes, net	$1,425	$769	$1,197
U.S. and international components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
U.S.	$4,551	$5,630	$11,157
International	(659)	(1,824)	104
Income before income taxes	$3,892	$3,806	$11,261

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
Income taxes computed at the federal statutory rate (1)	$1,362	$1,332	$2,365
Effect of:
Tax impact of foreign earnings	(69)	1,178	119
State taxes, net of federal benefits	110	114	263
Tax credits	(119)	(220)	(419)
Stock-based compensation (2)	189	(917)	(1,086)
Domestic production activities deduction	(94)	—	—
2017 Impact of U.S. Tax Act	—	(789)	(157)
Other, net	46	71	112
Total	$1,425	$769	$1,197
___________________

(1)	The U.S. Tax Act reduced the U.S. federal statutory rate from 35% to 21% beginning in 2018.

(2)
Includes non-deductible stock-based compensation and beginning in 2017, excess tax benefits from stock-based compensation. For 2017 and 2018, our tax provision includes $1.3 billion and $1.6 billion of excess tax benefits from stock-based compensation.

Our provision for income taxes in 2017 was lower than in 2016 primarily due to excess tax benefits from stock-based compensation and the one-time favorable effect of the U.S. Tax Act, partially offset by an increase in the proportion of foreign losses for which we may not realize a tax benefit and audit-related developments.
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
Our provision for income taxes in 2018 was higher than in 2017 primarily due to an increase in U.S. pre-tax income and the one-time provisional tax benefit of the U.S. Tax Act recognized in 2017. This was partially offset by the reduction to the U.S. federal statutory tax rate in 2018, a decline in the proportion of foreign losses for which we may not realize a tax benefit and an increase in excess tax benefits from stock-based compensation.
Certain foreign subsidiary earnings are subject to U.S. taxation under the U.S. Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.

Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2017	2018
Deferred tax assets (1):
Loss carryforwards U.S. - Federal/States	$211	$222
Loss carryforwards - Foreign	2,149	2,551
Accrued liabilities, reserves, and other expenses	901	1,064
Stock-based compensation	1,026	1,293
Deferred revenue	349	321
Assets held for investment	35	69
Depreciation and amortization	279	2,386
Other items	167	94
Tax credits	381	734
Total gross deferred tax assets	5,498	8,734
Less valuation allowance (2)	(2,538)	(4,950)
Deferred tax assets, net of valuation allowance	2,960	3,784
Deferred tax liabilities:
Depreciation and amortization	(2,568)	(3,579)
Acquisition related intangible assets	(531)	(682)
Other items	(58)	(67)
Net deferred tax assets (liabilities), net of valuation allowance	$(197)	$(544)
 ___________________

(1)	Deferred tax assets are presented net of tax contingencies.

(2)	Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions and future capital gains.
As of December 31, 2018, our federal, foreign, and state net operating loss carryforwards for income tax purposes were approximately $627 million, $7.8 billion, and $919 million. The federal, foreign, and state net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code and applicable foreign and state tax law. If not utilized, a portion of the federal, foreign, and state net operating loss carryforwards will begin to expire in 2029, 2019, and 2019, respectively. As of December 31, 2018, our tax credit carryforwards for income tax purposes were approximately $1.7 billion. If not utilized, a portion of the tax credit carryforwards will begin to expire in 2022. As of December 31, 2018, our federal capital loss carryforwards for income tax purposes was approximately $261 million. If not utilized, a portion of the capital loss carryforwards will begin to expire in 2022.
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

The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2016	2017	2018
Gross tax contingencies – January 1	$1,181	$1,710	$2,309
Gross increases to tax positions in prior periods	355	223	164
Gross decreases to tax positions in prior periods	(133)	(139)	(90)
Gross increases to current period tax positions	308	518	1,088
Settlements with tax authorities	—	—	(36)
Lapse of statute of limitations	(1)	(3)	(21)
Gross tax contingencies – December 31 (1)	$1,710	$2,309	$3,414
 ___________________

(1)	As of December 31, 2018, we had approximately $3.4 billion of accrued tax contingencies, of which $1.7 billion, if fully recognized, would decrease our effective tax rate.
As of December 31, 2017 and 2018, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $107 million and $127 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2016, 2017, and 2018 was $9 million, $40 million, and $20 million.
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
We expect the total amount of tax contingencies will grow in 2019. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings in years through 2018. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes.
Note 10 — SEGMENT INFORMATION
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
North America
The North America segment primarily consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through North America-focused online and physical stores. This segment includes export sales from these online stores.
International
The International segment primarily consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through internationally-focused online stores. This segment includes export sales from these internationally-focused online stores (including export sales from these online stores to customers in the U.S., Mexico, and Canada), but excludes export sales from our North America-focused online stores.
AWS
The AWS segment consists of amounts earned from global sales of compute, storage, database, and other service offerings for start-ups, enterprises, government agencies, and academic institutions.
Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
North America
Net sales	$79,785	$106,110	$141,366
Operating expenses	77,424	103,273	134,099
Operating income	$2,361	$2,837	$7,267
International
Net sales	$43,983	$54,297	$65,866
Operating expenses	45,266	57,359	68,008
Operating income (loss)	$(1,283)	$(3,062)	$(2,142)
AWS
Net sales	$12,219	$17,459	$25,655
Operating expenses	9,111	13,128	18,359
Operating income	$3,108	$4,331	$7,296
Consolidated
Net sales	$135,987	$177,866	$232,887
Operating expenses	131,801	173,760	220,466
Operating income	4,186	4,106	12,421
Total non-operating income (expense)	(294)	(300)	(1,160)
Provision for income taxes	(1,425)	(769)	(1,197)
Equity-method investment activity, net of tax	(96)	(4)	9
Net income	$2,371	$3,033	$10,073

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
Net Sales:
Online stores (1)	$91,431	$108,354	$122,987
Physical stores (2)	—	5,798	17,224
Third-party seller services (3)	22,993	31,881	42,745
Subscription services (4)	6,394	9,721	14,168
AWS	12,219	17,459	25,655
Other (5)	2,950	4,653	10,108
Consolidated	$135,987	$177,866	$232,887
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

(2)	Includes product sales where our customers physically select items in a store.

(3)	Includes commissions and any related fulfillment and shipping fees, and other third-party seller services.

(4)	Includes annual and monthly fees associated with Amazon Prime memberships, as well as audiobook, digital video, e-book, digital music, and other non-AWS subscription services.

(5)	Primarily includes sales of advertising services, as well as sales related to our other service offerings.
Net sales generated from our internationally-focused online stores are denominated in local functional currencies. Revenues are translated at average rates prevailing throughout the period. Net sales attributed to countries that represent a significant portion of consolidated net sales are as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
United States	$90,349	$120,486	$160,146
Germany	14,148	16,951	19,881
United Kingdom	9,547	11,372	14,524
Japan	10,797	11,907	13,829
Rest of world	11,146	17,150	24,507
Consolidated	$135,987	$177,866	$232,887
Total segment assets exclude corporate assets, such as cash and cash equivalents, marketable securities, other long-term investments, corporate facilities, goodwill and other acquired intangible assets, and tax assets. Technology infrastructure assets are allocated among the segments based on usage, with the majority allocated to the AWS segment. Total segment assets reconciled to consolidated amounts are as follows (in millions):

	December 31,
	2016	2017	2018
North America (1)	$22,225	$35,844	$47,251
International (1)	10,429	18,014	19,923
AWS (2)	12,698	18,660	26,340
Corporate	38,050	58,792	69,134
Consolidated	$83,402	$131,310	$162,648
___________________

(1)	North America and International segment assets primarily consist of property and equipment, inventory, and accounts receivable.

(2)	AWS segment assets primarily consist of property and equipment and accounts receivable.

Property and equipment, net by segment is as follows (in millions):

	December 31,
	2016	2017	2018
North America	$10,143	$20,401	$27,052
International	3,448	7,425	8,552
AWS	10,300	14,885	18,851
Corporate	5,223	6,155	7,342
Consolidated	$29,114	$48,866	$61,797
Total net additions to property and equipment by segment are as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
North America (1)	$5,132	$13,200	$10,749
International (1)	1,680	5,196	2,476
AWS (2)	5,193	9,190	9,783
Corporate	1,580	2,197	2,060
Consolidated	$13,585	$29,783	$25,068
___________________

(1)
Includes property and equipment added under capital leases of $1.5 billion, $2.9 billion, and $2.0 billion in 2016, 2017, and 2018, and under other financing arrangements of $849 million, $2.9 billion, and $3.0 billion in 2016, 2017, and 2018.

(2)
Includes property and equipment added under capital leases of $4.0 billion, $7.3 billion, and $8.4 billion in 2016, 2017, and 2018, and under finance leases of $75 million, $134 million, and $245 million in 2016, 2017, and 2018.

U.S. property and equipment, net was $22.0 billion, $35.5 billion, and $45.1 billion, in 2016, 2017, and 2018, and rest of world property and equipment, net was $7.1 billion, $13.4 billion, and $16.7 billion in 2016, 2017, and 2018. Except for the U.S., property and equipment, net, in any single country was less than 10% of consolidated property and equipment, net.
Depreciation expense, including other corporate property and equipment depreciation expense, are allocated to all segments based on usage. Total depreciation expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2016	2017	2018
North America	$1,971	$3,029	$4,415
International	930	1,278	1,628
AWS	3,461	4,524	6,095
Consolidated	$6,362	$8,831	$12,138

Note 11 — QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited statement of operations information for each quarter of 2017 and 2018. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. Unaudited quarterly results are as follows (in millions, except per share data):

	Year Ended December 31, 2017 (1)
	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (2)
Net sales	$35,714	$37,955	$43,744	$60,453
Operating income	1,005	628	347	2,127
Income before income taxes	953	666	316	1,872
Provision for income taxes	(229)	(467)	(58)	(16)
Net income	724	197	256	1,856
Basic earnings per share	1.52	0.41	0.53	3.85
Diluted earnings per share	1.48	0.40	0.52	3.75
Shares used in computation of earnings per share:
Basic	477	479	481	483
Diluted	490	492	494	496

	Year Ended December 31, 2018 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$51,042	$52,886	$56,576	$72,383
Operating income	1,927	2,983	3,724	3,786
Income before income taxes	1,916	2,605	3,390	3,350
Provision for income taxes	(287)	(74)	(508)	(327)
Net income	1,629	2,534	2,883	3,027
Basic earnings per share	3.36	5.21	5.91	6.18
Diluted earnings per share	3.27	5.07	5.75	6.04
Shares used in computation of earnings per share:
Basic	484	486	488	490
Diluted	498	500	501	501
 ___________________

(1)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

(2)
We acquired Whole Foods Market on August 28, 2017. The results of Whole Foods Market have been included in our results of operation from the date of acquisition. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Acquisitions, Goodwill, and Acquired Intangible Assets” for additional information regarding this transaction.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control Over Financial Reporting
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amazon.com, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and our report dated January 31, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
January 31, 2019

Item 9B.	Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and December 2018, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $80 for an Iranian embassy located in a country other than Iran; consumer products valued at approximately $50,900 for individuals who may have been acting for 18 Iranian embassies and diplomatic organizations located in countries other than Iran; consumer products valued at approximately $17,500 for individuals who may have been acting for four entities owned or controlled by the Iranian government; consumer products valued at approximately $500 for three individuals designated under Executive Order 13224 and Executive Order 13382; and consumer products valued at approximately $1,100 for individuals who may have been acting for four individuals and entities designated under Executive Order 13224 or Executive Order 13382, one of which is owned or controlled by the Iranian government. The consumer products included books, other media, apparel, home and kitchen, jewelry, office, toys, health and beauty, consumer electronics, lawn and patio, automotive, musical instruments, software, grocery, and pet products. In addition, the information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of Part II of the Company’s Quarterly Reports on 10-Q for the quarters ended March 31, 2018, June 30, 2018, and September 30, 2018 is hereby incorporated by reference to such reports. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers of the Registrant.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at amazon.com/ir.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2018
Consolidated Statements of Operations for each of the three years ended December 31, 2018
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2018
Consolidated Balance Sheets as of December 31, 2017 and 2018
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2018
Notes to Consolidated Financial Statements
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

10.4†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.5†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.6†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001).

10.7†	Form of Global Restricted Stock Unit Award Agreement for Executive Officers.

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

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 31, 2019.

AMAZON.COM, INC.

By:	/s/ Jeffrey P. Bezos
Jeffrey P. Bezos
President, Chief Executive Officer, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 31, 2019.

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