Form 10-Q
period 2019-03-31
AMAZON COM INC
filed 2019-04-26
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
492,331,776 shares of common stock, par value $0.01 per share, outstanding as of April 17, 2019

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2018	2019	2018	2019
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$21,856	$32,173	$16,301	$17,616
OPERATING ACTIVITIES:
Net income	1,629	3,561	3,938	12,005
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	3,671	4,854	12,714	16,524
Stock-based compensation	1,182	1,274	4,605	5,509
Other operating expense (income), net	56	(13)	216	205
Other expense (income), net	(184)	(135)	(437)	268
Deferred income taxes	141	415	134	714
Changes in operating assets and liabilities:
Inventories	2,220	719	(2,309)	(2,815)
Accounts receivable, net and other	1,029	(401)	(4,716)	(6,043)
Accounts payable	(10,216)	(6,384)	3,749	7,095
Accrued expenses and other	(2,225)	(2,932)	(538)	(235)
Unearned revenue	906	888	838	1,133
Net cash provided by (used in) operating activities	(1,791)	1,846	18,194	34,360
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,098)	(3,290)	(12,905)	(13,619)
Proceeds from property and equipment incentives	371	569	1,981	2,303
Acquisitions, net of cash acquired, and other	(13)	(1,169)	(13,939)	(3,342)
Sales and maturities of marketable securities	2,677	2,643	10,444	8,205
Purchases of marketable securities	(470)	(6,876)	(11,846)	(13,506)
Net cash provided by (used in) investing activities	(533)	(8,123)	(26,265)	(19,959)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	125	190	16,332	833
Repayments of long-term debt and other	(202)	(351)	(1,463)	(817)
Principal repayments of finance leases	(2,015)	(2,214)	(5,981)	(7,649)
Principal repayments of financing obligations	(72)	(2)	(235)	(266)
Net cash provided by (used in) financing activities	(2,164)	(2,377)	8,653	(7,899)
Foreign currency effect on cash, cash equivalents, and restricted cash	248	(12)	733	(611)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,240)	(8,666)	1,315	5,891
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$17,616	$23,507	$17,616	$23,507
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$282	$286	$607	$858
Cash paid for operating leases	—	709	—	709
Cash paid for interest on finance leases	75	165	234	471
Cash paid for interest on financing obligations	54	2	153	142
Cash paid for income taxes, net of refunds	513	168	1,224	840
Assets acquired under operating leases	—	875	—	875
Property and equipment acquired under finance leases	2,270	2,628	10,020	10,972
Property and equipment acquired under build-to-suit arrangements	741	436	3,081	3,336
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2019
Net product sales	$31,605	$34,283
Net service sales	19,437	25,417
Total net sales	51,042	59,700
Operating expenses:
Cost of sales	30,735	33,920
Fulfillment	7,792	8,601
Marketing	2,699	3,664
Technology and content	6,759	7,927
General and administrative	1,067	1,173
Other operating expense (income), net	63	(5)
Total operating expenses	49,115	55,280
Operating income	1,927	4,420
Interest income	80	183
Interest expense	(330)	(366)
Other income (expense), net	239	164
Total non-operating income (expense)	(11)	(19)
Income before income taxes	1,916	4,401
Provision for income taxes	(287)	(836)
Equity-method investment activity, net of tax	—	(4)
Net income	$1,629	$3,561
Basic earnings per share	$3.36	$7.24
Diluted earnings per share	$3.27	$7.09
Weighted-average shares used in computation of earnings per share:
Basic	484	491
Diluted	498	502
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2018	2019
Net income	$1,629	$3,561
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $21 and $(1)	59	(8)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $9 and $0	(44)	32
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0 and $0	2	1
Net unrealized gains (losses) on available-for-sale debt securities	(42)	33
Total other comprehensive income (loss)	17	25
Comprehensive income	$1,646	$3,586
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2018	March 31, 2019
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,750	$23,115
Marketable securities	9,500	13,905
Inventories	17,174	16,432
Accounts receivable, net and other	16,677	15,979
Total current assets	75,101	69,431
Property and equipment, net	61,797	61,048
Operating leases	—	20,132
Goodwill	14,548	14,708
Other assets	11,202	12,783
Total assets	$162,648	$178,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,192	$31,809
Accrued expenses and other	23,663	24,588
Unearned revenue	6,536	7,298
Total current liabilities	68,391	63,695
Long-term lease liabilities	9,650	33,275
Long-term debt	23,495	23,322
Other long-term liabilities	17,563	9,400
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 514 and 516
Outstanding shares — 491 and 492	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	26,791	28,059
Accumulated other comprehensive loss	(1,035)	(1,010)
Retained earnings	19,625	23,193
Total stockholders’ equity	43,549	48,410
Total liabilities and stockholders’ equity	$162,648	$178,102
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — ACCOUNTING POLICIES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2019 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2018 Annual Report on Form 10-K.
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of long-term capital lease obligations that existed at December 31, 2018 from “Other long-term liabilities” to “Long-term lease liabilities” within the consolidated balance sheets, as a result of the adoption of new accounting guidance for leases. See “Accounting Pronouncements Recently Adopted.”
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2018	2019
Shares used in computation of basic earnings per share	484	491
Total dilutive effect of outstanding stock awards	14	11
Shares used in computation of diluted earnings per share	498	502
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2018 and March 31, 2019, customer receivables, net, were $9.4 billion and $9.8 billion, vendor receivables, net, were $3.2 billion and $2.5 billion, and seller receivables, net, were $710 million and $660 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.

Leases
We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. Our leases generally have terms that range from two to ten years for equipment and two to twenty years for property.
Certain lease contracts include obligations to pay for other services, such as operations and maintenance. For leases of property, we account for these other services as a component of the lease. For substantially all other leases, the services are accounted for separately and we allocate payments to the lease and other services components based on estimated stand-alone prices.
Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on similarly secured borrowings available to us. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that we will exercise the option, we consider these options in determining the classification and measurement of the lease. Our leases may include variable payments based on measures that include changes in price indices, market interest rates, or the level of sales at a physical store, which are expensed as incurred.
Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. Finance lease assets are amortized within operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term.
Financing Obligations
We record assets and liabilities for estimated construction costs under build-to-suit lease arrangements when we have control over the building during the construction period. If we continue to control the building after the construction period, the arrangement is classified as a financing obligation instead of a lease. The building is depreciated over the shorter of its useful life or the term of the obligation.
If we do not control the building after the construction period ends, the assets and liabilities for construction costs are derecognized, and we classify the lease as either operating or finance.
Digital Video and Music Content
We obtain video content, inclusive of episodic television and movies, and music content for customers through licensing agreements that have a wide range of licensing provisions including both fixed and variable payment schedules. When the license fee for a specific video or music title is determinable or reasonably estimable and the content is available to us, we recognize an asset and a corresponding liability for the amounts owed. We reduce the liability as payments are made and we amortize the asset to “Cost of sales” on an accelerated basis, based on estimated usage or viewing patterns, or on a straight-line basis. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded and licensing costs are expensed as incurred. We also develop original video content for which the production costs are capitalized and amortized to “Cost of sales” predominantly on an accelerated basis that follows the viewing patterns associated with the content. The weighted average remaining life of our capitalized video content is 2.6 years.
Our produced and licensed video content is primarily monetized together as a unit, referred to as a film group, in each major geography where we offer Amazon Prime memberships. These film groups are evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The total capitalized costs of video, which is primarily released content, and music as of December 31, 2018 and March 31, 2019 were $3.8 billion and $4.2 billion. Total video and music expense was $1.5 billion and $1.7 billion in Q1 2018 and Q1 2019. Total video and music expense includes licensing and production costs associated with content offered within Amazon Prime memberships, and costs associated with digital subscriptions and sold or rented content.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2018 was $7.9 billion, of which $2.8 billion was recognized as revenue during the three months ended March 31, 2019. Included in “Other long-term liabilities” on our consolidated balance sheets was $1.4 billion of unearned revenue as of December 31, 2018 and March 31, 2019.

Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $21.6 billion as of March 31, 2019. The weighted average remaining life of our long-term contracts is 3.3 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the accounting for leases, primarily requiring the recognition of lease assets and liabilities for operating leases with terms of more than twelve months on our consolidated balance sheets. Under the new guidance, leases previously described as capital lease obligations and finance lease obligations are now referred to as finance leases and financing obligations, respectively. We adopted this ASU on January 1, 2019 by recording an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies resulting in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The adoption of this ASU resulted in the recognition of operating lease assets and liabilities of approximately $21 billion, which included the reclassification of finance lease obligations to operating leases of $1.2 billion. As of December 31, 2018, amounts related to finance lease obligations and construction liabilities totaled $9.6 billion, of which $1.5 billion was derecognized for buildings that we do not control during the construction period and $5.4 billion and $1.5 billion were reclassified to finance leases and operating leases, respectively.
In March 2019, the FASB issued an ASU amending the accounting for film costs, inclusive of episodic television and movie costs. The new guidance aligns the accounting for production costs of episodic television with that of movies by requiring production costs to be capitalized. Previously, we only capitalized a portion of the production costs related to our produced episodic television content. We adopted this ASU as of January 1, 2019 and began capitalizing substantially all of our production costs. Adoption of this ASU resulted in approximately $130 million of incremental capitalized film costs classified in “Other Assets” for the period ended March 31, 2019.
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2018 and March 31, 2019, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, restricted cash, or marketable securities categorized as Level 3 assets as of December 31, 2018 and March 31, 2019.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2018	March 31, 2019
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,406	$8,635	$—	$—	$8,635
Level 1 securities:
Money market funds	12,515	9,515	—	—	9,515
Equity securities (1)	170				263
Level 2 securities:
Foreign government and agency securities	815	1,382	—	—	1,382
U.S. government and agency securities	11,667	8,864	3	(13)	8,854
Corporate debt securities	4,990	7,396	8	(6)	7,398
Asset-backed securities	892	1,166	3	(2)	1,167
Other fixed income securities	188	201	—	(1)	200
Equity securities (1)	33				—
	$41,676	$37,159	$14	$(22)	$37,414
Less: Restricted cash, cash equivalents, and marketable securities (2)	(426)				(394)
Total cash, cash equivalents, and marketable securities	$41,250				$37,020
___________________

(1)	The related unrealized gain (loss) recorded in “Other income (expense), net” was $68 million in Q1 2019.

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

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of March 31, 2019 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$23,482	$23,478
Due after one year through five years	4,274	4,277
Due after five years through ten years	190	190
Due after ten years	578	571
Total	$28,524	$28,516
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Securities
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2018 and March 31, 2019, these warrants had a fair value of $440 million and $594 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $45 million and $89 million in Q1 2018 and Q1 2019. These assets are primarily classified as Level 2 assets.
As of December 31, 2018 and March 31, 2019, equity securities not accounted for under the equity method and without readily determinable fair values, had a carrying value of $282 million and $888 million.

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2018	March 31, 2019
Cash and cash equivalents	$31,750	$23,115
Restricted cash included in accounts receivable, net and other	418	359
Restricted cash included in other assets	5	33
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$32,173	$23,507
Note 3 — LEASES
Gross assets recorded under finance leases, included in “Property and equipment, net,” were $36.1 billion and $46.5 billion as of December 31, 2018 and March 31, 2019. Accumulated amortization associated with finance leases was $19.8 billion and $23.0 billion as of December 31, 2018 and March 31, 2019.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

Three Months Ended March 31, 2019

Operating lease cost (1)	$836
Finance lease cost:
Amortization of lease assets	2,307
Interest on lease liabilities	156
Finance lease cost	2,463
Variable lease cost	250
Total lease cost	$3,549
__________________

(1)	Rental expense under operating lease agreements was $791 million for Q1 2018.
Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

March 31, 2019

Weighted-average remaining lease term – operating leases	11.4 years
Weighted-average remaining lease term – finance leases	5.7 years
Weighted-average discount rate – operating leases	3.2%
Weighted-average discount rate – finance leases	2.9%
As of March 31, 2019, our lease liabilities were as follows (in millions):

	Operating Leases	Finance Leases	Total

Gross lease liabilities	$26,731	$25,004	$51,735
Less: imputed interest	(5,850)	(1,810)	(7,660)
Present value of lease liabilities	20,881	23,194	44,075
Less: current portion of lease liabilities	(2,490)	(8,310)	(10,800)
Total long-term lease liabilities	$18,391	$14,884	$33,275

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating and finance leases and financing obligations for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of March 31, 2019 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Debt principal and interest	$1,992	$2,161	$1,874	$2,090	$1,794	$30,014	$39,925
Operating leases	2,355	3,077	2,794	2,473	2,214	13,818	26,731
Finance lease liabilities, including interest	6,247	7,268	4,218	1,444	1,022	4,805	25,004
Financing obligations, including interest	15	23	23	24	24	313	422
Unconditional purchase obligations (1)	2,272	3,845	3,314	3,057	2,931	5,148	20,567
Other commitments (2) (3)	2,409	2,154	1,450	1,188	1,015	10,451	18,667
Total commitments	$15,290	$18,528	$13,673	$10,276	$9,000	$64,549	$131,316
___________________

(1)
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

(2)
Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements and lease arrangements prior to the lease commencement date and digital media content liabilities associated with long-term digital media content assets with initial terms greater than one year.

(3)	Excludes approximately $3.6 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of December 31, 2018 and March 31, 2019, we have pledged or otherwise restricted $575 million and $609 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit.
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

Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2018 Annual Report on Form 10-K as supplemented by the following:
In November 2018, Dynamic Data Technologies, LLC filed a complaint for patent infringement against Amazon.com, Inc., Amazon Web Services, Inc., and Amazon Digital Services, LLC in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that products and services with H.265 functionality, including Amazon Elastic Transcoder, AWS Elemental Media Convert, AWS Elemental MediaLive, certain EC2 instances, Amazon CloudFront, Amazon Fire TV, and Amazon Fire tablets, infringe U.S. Patent Nos. 8,135,073, entitled “Enhancing Video Images Depending On Prior Image Enhancements”; 6,774,918, entitled “Video Overlay Processor With Reduced Memory And Bus Performance Requirements”; and 7,571,450, entitled “System For And Method Of Displaying Information.” The complaint also alleges that products and services with H.265 functionality, including AWS Elemental Media Convert, AWS Elemental MediaLive, certain EC2 instances, Amazon CloudFront, and Amazon Fire TV, infringe U.S. Patent Nos. 8,073,054, entitled “Unit For And Method Of Estimating A Current Motion Vector”; 6,996,177, entitled “Motion Estimation”; 8,311,112, entitled “System And Method For Video Compression Using Predictive Coding”; and 7,894,529, entitled “Method And Device For Determining Motion Vectors.” The complaint also alleges that products and services for encoding video data, including Amazon Elastic Transcoder and Amazon Video, infringe U.S. Patent No. 8,184,689, entitled “Method Video Encoding And Decoding Preserving Cache Localities,” and that products and services with VP9 encoding functionality, including Amazon Elastic Transcoder and Amazon Fire TV, infringe U.S. Patent No. 7,519,230, entitled “Background Motion Vector Detection.” In February 2019, Dynamic Data Technologies filed an amended complaint. The amended complaint adds allegations that products and services with H.265 image encoding functionality, including Amazon Elastic Transcoder, AWS Elemental Media Convert, AWS Elemental MediaLive, and Amazon Fire TV, infringe U.S. Patent No. 6,639,944, entitled “Sub-Pixel Accurate Motion Vector Estimation And Compensated Interpolation.” The amended complaint also adds allegations that products and services with H.265 functionality, including AWS Elemental Media Convert, AWS Elemental MediaLive, certain EC2 instances, Amazon CloudFront, and Amazon Fire TV, infringe U.S. Patent Nos. 6,782,054, entitled “Method And Apparatus For Motion Vector Estimation,” and 7,010,039, entitled “Motion Estimator For Reduced Halos In MC Up-Conversion.” The amended complaint also adds allegations that products and services with H.265 functionality, including Amazon Elastic Transcoder, AWS Elemental Media Convert, AWS Elemental MediaLive, certain EC2 instances, Amazon CloudFront, Amazon Fire TV, and Amazon Fire tablets, infringe U.S. Patent No. 8,189,105, entitled “Systems And Methods Of Motion And Edge Adaptive Processing Including Motion Compensation Features,” and that products and services with VP9 image processing functionality, including Amazon Elastic Transcoder and Amazon Fire TV, infringe U.S. Patent No. 7,058,227, entitled “Problem Area Location In An Image Signal.” The amended complaint seeks an unspecified amount of damages, enhanced damages, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In January 2019, Saint Lawrence Communications, LLC filed a complaint against Amazon.com, Inc. and Amazon.com LLC in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that voice encoding functionality in Amazon devices infringes U.S. Patent Nos. 6,795,805, entitled “Periodicity Enhancement In Decoding Wideband Signals”; 6,807,524, entitled “Perceptual Weighting Device And Method For Efficient Coding Of Wideband Signals”; 7,151,802, entitled “High Frequency Content Recovering Method And Device For Over-Sampled Synthesized Wideband Signal”; 7,191,123, entitled “Gain-Smoothing In Wideband Speech And Audio Signal Decoder”; and 7,260,521, entitled “Method And Device For Adaptive Bandwidth Pitch Search In Coding Wideband Signals.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In March 2019, Data Scape, LLC filed a petition with the United States International Trade Commission requesting that the International Trade Commission commence an investigation into the sale of certain Amazon-branded devices, including Kindle e-readers, Fire tablets, FireTV devices, and the Echo Spot and Echo Show (“accused devices”). Data Scape’s petition alleges that, when used on the accused devices, Amazon Photo, Amazon Drive, Amazon Music, and book delivery infringe U.S. Patent Nos. 7,720,929; 7,617,537; and 8,386,581, each entitled “Communication System And Its Method And Communication Apparatus And Its Method.” Data Scape is seeking a general exclusion order preventing the importation of the accused devices into the United States. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In April 2019, Vocalife LLC filed a complaint against Amazon.com, Inc. and Amazon.com LLC in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that Amazon Echo devices infringe U.S. Patent No. RE47,049, entitled “Microphone Array System.” The complaint seeks injunctive relief, an unspecified amount of damages, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of March 31, 2019, we had $24.3 billion of unsecured senior notes outstanding (the “Notes”). As of December 31, 2018 and March 31, 2019, the net unamortized discount and debt issuance costs on the Notes was $101 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $715 million and $781 million as of December 31, 2018 and March 31, 2019. The face value of our total long-term debt obligations is as follows (in millions):

	December 31, 2018	March 31, 2019
2.600% Notes due on December 5, 2019 (2)	1,000	1,000
1.900% Notes due on August 21, 2020 (3)	1,000	1,000
3.300% Notes due on December 5, 2021 (2)	1,000	1,000
2.500% Notes due on November 29, 2022 (1)	1,250	1,250
2.400% Notes due on February 22, 2023 (3)	1,000	1,000
2.800% Notes due on August 22, 2024 (3)	2,000	2,000
3.800% Notes due on December 5, 2024 (2)	1,250	1,250
5.200% Notes due on December 3, 2025 (4)	1,000	1,000
3.150% Notes due on August 22, 2027 (3)	3,500	3,500
4.800% Notes due on December 5, 2034 (2)	1,250	1,250
3.875% Notes due on August 22, 2037 (3)	2,750	2,750
4.950% Notes due on December 5, 2044 (2)	1,500	1,500
4.050% Notes due on August 22, 2047 (3)	3,500	3,500
4.250% Notes due on August 22, 2057 (3)	2,250	2,250
Credit Facility	594	539
Other long-term debt	121	242
Total debt	24,965	25,031
Less current portion of long-term debt	(1,371)	(1,608)
Face value of long-term debt	$23,594	$23,423
_____________________________

(1)	Issued in November 2012, effective interest rate of the 2022 Notes was 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.

(3)	Issued in August 2017, effective interest rates of the 2020, 2023, 2024, 2027, 2037, 2047, and 2057 Notes were 2.16%, 2.56%, 2.95%, 3.25%, 3.94%, 4.13%, and 4.33%.

(4)
Consists of $872 million of 2025 Notes issued in December 2017 in exchange for notes assumed in connection with the acquisition of Whole Foods Market and $128 million of 2025 Notes issued by Whole Foods Market that did not participate in our December 2017 exchange offer. The effective interest rate of the 2025 Notes was 3.02%.

Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2017 is payable semi-annually in arrears in February and August. Interest on the 2025 Notes is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the November 2012 and the December 2014 Notes were used for general corporate purposes. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market, to repay notes due in 2017, and for general corporate purposes. The estimated fair value of the Notes was approximately $24.3 billion and $25.5 billion as of December 31, 2018 and March 31, 2019, which is based on Level 2 inputs.

In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $620 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available for a term of three years, bears interest at the London interbank offered rate (“LIBOR”) plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion. There were $594 million and $539 million of borrowings outstanding under the Credit Facility as of December 31, 2018 and March 31, 2019, with weighted-average interest rates of 3.2% and 3.3% as of December 31, 2018 and March 31, 2019. As of December 31, 2018 and March 31, 2019, we have pledged $686 million and $630 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2018 and March 31, 2019.
Other long-term debt, including the current portion, had a weighted-average interest rate of 6.0% and 5.5% as of December 31, 2018 and March 31, 2019. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2018 and March 31, 2019.
In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Program as of December 31, 2018 and March 31, 2019.
In April 2018, in connection with our Commercial Paper Program, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders to increase our borrowing capacity thereunder to $7.0 billion. As amended and restated, the Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2018 and March 31, 2019.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock in Q1 2018 or Q1 2019.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 507 million as of December 31, 2018 and March 31, 2019. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended March 31,
	2018	2019
Cost of sales	$15	$24
Fulfillment	244	234
Marketing	161	209
Technology and content	631	675
General and administrative	132	132
Total stock-based compensation expense	$1,183	$1,274
The following table summarizes our restricted stock unit activity for the three months ended March 31, 2019 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2018	15.9	$1,024
Units granted	0.6	1,677
Units vested	(1.2)	627
Units forfeited	(0.4)	1,023
Outstanding as of March 31, 2019	14.9	$1,080

Scheduled vesting for outstanding restricted stock units as of March 31, 2019, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Scheduled vesting—restricted stock units	5.6	5.5	2.5	1.0	0.2	0.1	14.9
As of March 31, 2019, there was $6.1 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2018 and March 31, 2019 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
Changes in Stockholders’ Equity
The following table shows the changes in stockholders’ equity (in millions):

	Three Months Ended March 31,
	2018	2019
Total beginning stockholders' equity	$27,709	$43,549

Beginning and ending common stock	5	5

Beginning and ending treasury stock	(1,837)	(1,837)

Beginning additional paid-in capital	21,389	26,791
Stock-based compensation and issuance of employee benefit plan stock	1,174	1,268
Ending additional paid-in capital	22,563	28,059

Beginning accumulated other comprehensive loss	(484)	(1,035)
Other comprehensive income (loss)	17	25
Ending accumulated other comprehensive loss	(467)	(1,010)

Beginning retained earnings	8,636	19,625
Cumulative effect of changes in accounting principles (1)	934	7
Net income	1,629	3,561
Ending retained earnings	11,199	23,193

Total ending stockholders’ equity	$31,463	$48,410
___________________

(1)
We recorded cumulative effect adjustments related to the new revenue and income tax standards in Q1 2018 and the new lease standard in Q1 2019. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Accounting Pronouncements Recently Adopted” for additional information.

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
For 2019, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by state income taxes and losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.
Our income tax provisions for the three months ended March 31, 2018 and March 31, 2019 were $287 million and $836 million, which included $368 million and $261 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $513 million and $168 million in Q1 2018 and Q1 2019.
As of December 31, 2018 and March 31, 2019, tax contingencies were approximately $3.4 billion and $3.6 billion. We expect the total amount of tax contingencies will grow in 2019. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended March 31,
	2018	2019
North America
Net sales	$30,725	$35,812
Operating expenses	29,576	33,525
Operating income	$1,149	$2,287

International
Net sales	$14,875	$16,192
Operating expenses	15,497	16,282
Operating income (loss)	$(622)	$(90)

AWS
Net sales	$5,442	$7,696
Operating expenses	4,042	5,473
Operating income	$1,400	$2,223

Consolidated
Net sales	$51,042	$59,700
Operating expenses	49,115	55,280
Operating income	1,927	4,420
Total non-operating income (expense)	(11)	(19)
Provision for income taxes	(287)	(836)
Equity-method investment activity, net of tax	—	(4)
Net income	$1,629	$3,561

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended March 31,
	2018	2019
Net Sales:
Online stores (1)	$26,939	$29,498
Physical stores (2)	4,263	4,307
Third-party seller services (3)	9,265	11,141
Subscription services (4)	3,102	4,342
AWS	5,442	7,696
Other (5)	2,031	2,716
Consolidated	$51,042	$59,700
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
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2018 Annual Report on Form 10-K.
Critical Accounting Judgments
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2018 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2019, we would have recorded an additional cost of sales of approximately $185 million.
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
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2018	2019	2018	2019
Cash provided by (used in):
Operating activities	$(1,791)	$1,846	$18,194	$34,360
Investing activities	(533)	(8,123)	(26,265)	(19,959)
Financing activities	(2,164)	(2,377)	8,653	(7,899)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $41.3 billion and $37.0 billion as of December 31, 2018 and March 31, 2019. Amounts held in foreign currencies were $13.8 billion and $10.2 billion as of December 31, 2018 and March 31, 2019, and were primarily Euros, British Pounds, and Japanese Yen.
Cash provided by (used in) operating activities was $(1.8) billion and $1.8 billion for Q1 2018 and Q1 2019. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended March 31, 2019, compared to the comparable prior year period, is primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(533) million and $(8.1) billion for Q1 2018 and Q1 2019, with the variability caused primarily by our decision to purchase or lease property and equipment and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $2.7 billion during Q1 2018 and Q1 2019, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth in technology infrastructure (the majority of which is to support AWS). We made cash payments, net of acquired cash, related to acquisition and other investment activity of $13 million and $1.2 billion during Q1 2018 and Q1 2019.
Cash provided by (used in) financing activities was $(2.2) billion and $(2.4) billion for Q1 2018 and Q1 2019. Cash outflows from financing activities result from principal repayments of finance leases and financing obligations and repayments of long-term debt and other and were $2.3 billion and $2.6 billion in Q1 2018 and Q1 2019. Property and equipment acquired under finance leases was $2.3 billion and $2.6 billion during Q1 2018 and Q1 2019, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time.
We had no borrowings outstanding under the Commercial Paper Program or Credit Agreement and $539 million of borrowings outstanding under our Credit Facility as of March 31, 2019. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
We recorded net tax provisions of $287 million and $836 million in Q1 2018 and Q1 2019. Certain foreign subsidiary earnings are subject to U.S. taxation under the U.S. Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. The U.S. Tax Act enhanced and extended the option to claim accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. Cash taxes paid (net of refunds) were $513 million and $168 million for Q1 2018 and Q1 2019. As of December 31, 2018, our federal net operating loss carryforward was approximately $627 million and we had approximately $1.4 billion of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal net operating losses and tax credits we expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg tax authorities computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” and “Other assets” on our consolidated balance sheets. As of December 31, 2018 and March 31, 2019, restricted cash, cash equivalents, and marketable securities were $426 million and $394 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $13.3 billion as of March 31, 2019. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
We believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, as well as our borrowing arrangements, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain finance and operating lease arrangements, enter into financing obligations, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our debt for strategic reasons or to further strengthen our financial position.
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

	Three Months Ended March 31,
	2018	2019
Net Sales:
North America	$30,725	$35,812
International	14,875	16,192
AWS	5,442	7,696
Consolidated	$51,042	$59,700
Year-over-year Percentage Growth:
North America	46%	17%
International	34	9
AWS	49	41
Consolidated	43	17
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	46%	17%
International	21	16
AWS	48	42
Consolidated	39	19
Net sales mix:
North America	60%	60%
International	29	27
AWS	11	13
Consolidated	100%	100%
Sales increased 17% in Q1 2019 compared to the comparable prior year period. Changes in foreign currency exchange rates impacted net sales by $(1.1) billion for Q1 2019. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 17% in Q1 2019 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection.
International sales increased 9% in Q1 2019 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection. Changes in foreign currency exchange rates impacted International net sales by $(1.1) billion for Q1 2019.
AWS sales increased 41% in Q1 2019 compared to the comparable prior year period. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended March 31,
	2018	2019
Operating Income (Loss):
North America	$1,149	$2,287
International	(622)	(90)
AWS	1,400	2,223
Consolidated	$1,927	$4,420
Operating income increased from $1.9 billion in Q1 2018 to $4.4 billion in Q1 2019. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in Q1 2019, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses, partially offset by increased marketing expense.
The decrease in International operating loss in absolute dollars in Q1 2019, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses, partially offset by increased marketing expense. Changes in foreign exchange rates impacted operating loss by $(39) million for Q1 2019.
The increase in AWS operating income in absolute dollars in Q1 2019, compared to the comparable prior year period, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and payroll and related expenses, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $110 million for Q1 2019.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended March 31,
	2018	2019
Operating Expenses:
Cost of sales	$30,735	$33,920
Fulfillment	7,792	8,601
Marketing	2,699	3,664
Technology and content	6,759	7,927
General and administrative	1,067	1,173
Other operating expense (income), net	63	(5)
Total operating expenses	$49,115	$55,280
Year-over-year Percentage Growth:
Cost of sales	37%	10%
Fulfillment	66	10
Marketing	41	36
Technology and content	40	17
General and administrative	34	10
Other operating expense (income), net	44	(108)
Percent of Net Sales:
Cost of sales	60.2%	56.8%
Fulfillment	15.3	14.4
Marketing	5.3	6.1
Technology and content	13.2	13.3
General and administrative	2.1	2.0
Other operating expense (income), net	0.1	—
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including video and music, packaging supplies, sortation and delivery centers and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider.
The increase in cost of sales in absolute dollars in Q1 2019, compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $6.1 billion and $7.3 billion in Q1 2018 and Q1 2019. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, which may include faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q1 2019, compared to the comparable prior year period, is primarily due to costs from expanding our fulfillment network, which includes physical stores, and variable costs corresponding with increased product and service sales volume and inventory levels.
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
The increase in marketing costs in absolute dollars in Q1 2019, compared to the comparable prior year period, is primarily due to increased spending on online marketing channels, as well as payroll and related expenses for personnel engaged in marketing and selling activities.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q1 2019, compared to the comparable prior year period, is primarily due to an increase in spending on technology infrastructure and increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2018 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q1 2019, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $63 million and $(5) million for Q1 2018 and Q1 2019, and was primarily related to the amortization of intangible assets and in Q1 2019 was offset by a gain on the sale of a business.

Interest Income and Expense
Our interest income was $80 million and $183 million during Q1 2018 and Q1 2019. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $330 million and $366 million during Q1 2018 and Q1 2019, and was primarily related to long-term debt and finance leases.
Other Income (Expense), Net
Other income (expense), net was $239 million and $164 million during Q1 2018 and Q1 2019. The primary components of other income (expense), net are related to equity warrant valuation, equity securities gains, and foreign currency.
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
For 2019, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by state income taxes and losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.
Our income tax provisions for the three months ended March 31, 2018 and March 31, 2019 were $287 million and $836 million, which included $368 million and $261 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of free cash flows and the effect of foreign exchange rates on our consolidated statements of operations meet the definition of non-GAAP financial measures.
We provide multiple measures of free cash flows because we believe these measures provide additional perspective on the impact of acquiring property and equipment with cash and through finance leases and financing obligations. We adopted new lease accounting guidance on January 1, 2019 without retrospectively adjusting prior periods. As a result, the line items used in our calculation of measures of free cash flows have changed. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from property and equipment incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2018 and 2019 (in millions):

	Twelve Months Ended March 31,
	2018	2019
Net cash provided by (used in) operating activities	$18,194	$34,360
Purchases of property and equipment, net of proceeds from property and equipment incentives	(10,924)	(11,316)
Free cash flow	$7,270	$23,044

Net cash provided by (used in) investing activities	$(26,265)	$(19,959)
Net cash provided by (used in) financing activities	$8,653	$(7,899)
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2018 and 2019 (in millions):

	Twelve Months Ended March 31,
	2018	2019
Net cash provided by (used in) operating activities	$18,194	$34,360
Purchases of property and equipment, net of proceeds from property and equipment incentives	(10,924)	(11,316)
Free cash flow	7,270	23,044
Principal repayments of finance leases (1)	(5,981)	(7,649)
Principal repayments of financing obligations (1)	(235)	(266)
Free cash flow less principal repayments of finance leases and financing obligations	$1,054	$15,129

Net cash provided by (used in) investing activities	$(26,265)	$(19,959)
Net cash provided by (used in) financing activities	$8,653	$(7,899)
_______________
(1) Amounts for 2018 have not been retrospectively adjusted.

Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2018 and 2019 (in millions):

	Twelve Months Ended March 31,
	2018	2019
Net cash provided by (used in) operating activities	$18,194	$34,360
Purchases of property and equipment, net of proceeds from property and equipment incentives	(10,924)	(11,316)
Free cash flow	7,270	23,044
Equipment acquired under finance leases (1)	(10,020)	(10,909)
Principal repayments of all other finance leases (2)	—	(76)
Principal repayments of financing obligations	(235)	(266)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$(2,985)	$11,793

Net cash provided by (used in) investing activities	$(26,265)	$(19,959)
Net cash provided by (used in) financing activities	$8,653	$(7,899)
___________________

(1)
For the twelve months ended March 31, 2019, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $10,972 million. Amounts for 2018 have not been retrospectively adjusted.

(2)
For the twelve months ended March 31, 2019, this amount relates to property included in “Principal repayments of finance leases” of $7,649 million. Amounts for 2018 have not been retrospectively adjusted.

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

	Three Months Ended March 31,
	2018			2019
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$51,042	$(1,555)	$49,487	$59,700	$1,127	$60,827
Operating expenses	49,115	(1,584)	47,531	55,280	1,211	56,491
Operating income	1,927	29	1,956	4,420	(84)	4,336
___________________

(1)	Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
Guidance
We provided guidance on April 25, 2019, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 25, 2019, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Second Quarter 2019 Guidance

•
Net sales are expected to be between $59.5 billion and $63.5 billion, or to grow between 13% and 20% compared with second quarter 2018. This guidance anticipates an unfavorable impact of approximately 150 basis points from foreign exchange rates.

•	Operating income is expected to be between $2.6 billion and $3.6 billion, compared with $3.0 billion in second quarter 2018.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Exchange Risk
During Q1 2019, net sales from our International segment accounted for 27% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q1 2019 decreased by $1.1 billion in comparison with Q1 2018.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2019, of $10.2 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $510 million, $1.0 billion, and $2.0 billion. All cash equivalent and marketable fixed income securities are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of March 31, 2019, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $170 million, $355 million, and $800 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of March 31, 2019, our recorded value in equity and equity warrant investments in public and private companies was $2.1 billion. Our equity and equity warrant investments in publicly traded companies represent $713 million of our investments as of March 31, 2019, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity investments in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
The People’s Republic of China (“PRC”) and India regulate Amazon’s and its affiliates’ businesses and operations in country through regulations and license requirements that may restrict (i) foreign investment in and operation of the Internet, IT infrastructure, data centers, retail, delivery, and other sectors, (ii) Internet content, and (iii) the sale of media and other products and services. For example, in order to meet local ownership and regulatory licensing requirements, www.amazon.cn is operated by PRC companies that are indirectly owned, either wholly or partially, by PRC nationals. In addition, we provide certain technology services in China in conjunction with third parties that hold PRC licenses to provide services. In India, the government restricts the ownership or control of Indian companies by foreign entities involved in online multi-brand retail trading activities. For www.amazon.in, we provide certain marketing tools and logistics services to third-party sellers to enable them to sell online and deliver to customers, and we hold indirect minority interests in entities that are third-party sellers on the www.amazon.in marketplace. Although we believe these structures and activities comply with existing laws, they involve unique risks, and the PRC and India may from time to time consider and implement additional changes in their foreign investment rules that could impact these structures and activities. There are substantial uncertainties regarding the interpretation of PRC and Indian laws and regulations, and it is possible that these governments will ultimately take a view contrary to ours. In addition, our Chinese and Indian businesses and operations may be unable to continue to operate if we or our affiliates are unable to access sufficient funding or in China enforce contractual relationships with respect to management and control of such businesses. If our international activities were found to be in violation of any existing or future PRC, Indian or other laws or regulations or if interpretations of those laws and regulations were to change, our businesses in those countries could be subject to fines and other financial penalties, have licenses revoked, or be forced to restructure our operations or shut down entirely.
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
We Could Be Harmed by Data Loss or Other Security Breaches
Because we process, store, and transmit large amounts of data, including personal information, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ or customers’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation, regulatory action, and potential liability for us, deter customers or sellers from using our stores and services, and otherwise harm our business and reputation. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Some of our systems have experienced past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or customer, such measures cannot provide absolute security.
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

Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and March 2019, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $3,900 for individuals who may have been acting for nine Iranian embassies and diplomatic organizations located in countries other than Iran; consumer products valued at approximately $1,700 for two entities owned or controlled by the Iranian government; consumer products valued at $20 for an individual who may have been acting for an entity owned or controlled by the Iranian government; and consumer products valued at approximately $8,500 for individuals who may have been acting for four entities designated under Executive Order 13224 or Executive Order 13382, three of which are owned or controlled by the Iranian government. The consumer products included books, other media, apparel, home and kitchen, jewelry, office, toys, health and beauty, consumer electronics, lawn and patio, automotive, software, grocery, and pet products. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: April 25, 2019