Form 10-Q
period 2019-06-30
AMAZON COM INC
filed 2019-07-26
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(206) 266-1000
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	AMZN	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
494,656,015 shares of common stock, par value $0.01 per share, outstanding as of July 17, 2019

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2018	2019	2018	2019	2018	2019
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$17,616	$23,507	$21,856	$32,173	$13,851	$20,536
OPERATING ACTIVITIES:
Net income	2,534	2,625	4,163	6,186	6,275	12,096
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	3,630	5,202	7,301	10,056	13,711	18,097
Stock-based compensation	1,468	1,971	2,651	3,245	4,914	6,012
Other operating expense (income), net	85	80	141	67	240	200
Other expense (income), net	110	(7)	(75)	(142)	(207)	152
Deferred income taxes	(139)	105	3	520	(380)	958
Changes in operating assets and liabilities:
Inventories	(1,090)	(2,100)	1,130	(1,381)	(2,717)	(3,826)
Accounts receivable, net and other	(1,364)	(2,193)	(336)	(2,594)	(4,859)	(6,873)
Accounts payable	2,703	3,668	(7,513)	(2,716)	4,364	8,060
Accrued expenses and other	(205)	(623)	(2,430)	(3,556)	(491)	(653)
Unearned revenue	(283)	390	623	1,278	943	1,806
Net cash provided by (used in) operating activities	7,449	9,118	5,658	10,963	21,793	36,029
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,243)	(3,562)	(6,341)	(6,852)	(13,035)	(13,938)
Proceeds from property and equipment incentives	294	919	665	1,488	1,663	2,927
Acquisitions, net of cash acquired, and other	(866)	(117)	(879)	(1,285)	(14,173)	(2,592)
Sales and maturities of marketable securities	1,660	5,161	4,337	7,804	10,034	11,706
Purchases of marketable securities	(537)	(9,950)	(1,007)	(16,827)	(8,173)	(22,919)
Net cash provided by (used in) investing activities	(2,692)	(7,549)	(3,225)	(15,672)	(23,684)	(24,816)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	96	283	221	473	16,380	1,020
Repayments of long-term debt and other	(149)	(112)	(351)	(464)	(1,564)	(781)
Principal repayments of finance leases	(1,284)	(2,327)	(3,297)	(4,541)	(6,037)	(8,693)
Principal repayments of financing obligations	(57)	(2)	(129)	(3)	(244)	(211)
Net cash provided by (used in) financing activities	(1,394)	(2,158)	(3,556)	(4,535)	8,535	(8,665)
Foreign currency effect on cash, cash equivalents, and restricted cash	(443)	47	(197)	36	41	(119)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,920	(542)	(1,320)	(9,208)	6,685	2,429
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$20,536	$22,965	$20,536	$22,965	$20,536	$22,965
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$168	$147	$450	$433	$628	$837
Cash paid for operating leases	—	838	—	1,547	—	1,547
Cash paid for interest on finance leases	85	150	159	315	273	536
Cash paid for interest on financing obligations	40	4	95	5	176	105
Cash paid for income taxes, net of refunds	300	283	813	451	1,077	822
Assets acquired under operating leases	—	2,220	—	3,094	—	3,094
Property and equipment acquired under finance leases	2,335	3,307	4,605	5,935	9,631	11,944
Property and equipment acquired under build-to-suit arrangements	795	283	1,536	719	3,128	2,825
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net product sales	$31,864	$35,856	$63,468	$70,139
Net service sales	21,022	27,548	40,460	52,965
Total net sales	52,886	63,404	103,928	123,104
Operating expenses:
Cost of sales	30,632	36,337	61,367	70,257
Fulfillment	7,932	9,271	15,724	17,872
Marketing	2,901	4,291	5,600	7,955
Technology and content	7,247	9,065	14,006	16,991
General and administrative	1,111	1,270	2,177	2,444
Other operating expense (income), net	80	86	143	81
Total operating expenses	49,903	60,320	99,017	115,600
Operating income	2,983	3,084	4,911	7,504
Interest income	94	215	173	398
Interest expense	(343)	(383)	(673)	(749)
Other income (expense), net	(129)	(27)	109	138
Total non-operating income (expense)	(378)	(195)	(391)	(213)
Income before income taxes	2,605	2,889	4,520	7,291
Provision for income taxes	(74)	(257)	(361)	(1,094)
Equity-method investment activity, net of tax	3	(7)	4	(11)
Net income	$2,534	$2,625	$4,163	$6,186
Basic earnings per share	$5.21	$5.32	$8.58	$12.57
Diluted earnings per share	$5.07	$5.22	$8.34	$12.31
Weighted-average shares used in computation of earnings per share:
Basic	486	493	485	492
Diluted	500	503	499	503
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net income	$2,534	$2,625	$4,163	$6,186
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(1), $(6), $17, and $(8)	(469)	7	(411)	(1)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $0, $(11), $9, and $(11)	1	44	(40)	76
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, $0, and $0	1	(1)	1	—
Net unrealized gains (losses) on available-for-sale debt securities	2	43	(39)	76
Total other comprehensive income (loss)	(467)	50	(450)	75
Comprehensive income	$2,067	$2,675	$3,713	$6,261
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2018	June 30, 2019
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,750	$22,616
Marketable securities	9,500	18,847
Inventories	17,174	18,580
Accounts receivable, net and other	16,677	16,747
Total current assets	75,101	76,790
Property and equipment, net	61,797	64,723
Operating leases	—	21,649
Goodwill	14,548	14,727
Other assets	11,202	13,462
Total assets	$162,648	$191,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,192	$36,063
Accrued expenses and other	23,663	26,140
Unearned revenue	6,536	7,475
Total current liabilities	68,391	69,678
Long-term lease liabilities	9,650	35,134
Long-term debt	23,495	23,329
Other long-term liabilities	17,563	10,149
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 514 and 518
Outstanding shares — 491 and 494	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	26,791	30,035
Accumulated other comprehensive loss	(1,035)	(960)
Retained earnings	19,625	25,818
Total stockholders’ equity	43,549	53,061
Total liabilities and stockholders’ equity	$162,648	$191,351
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — ACCOUNTING POLICIES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2019 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2018 Annual Report on Form 10-K.
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Shares used in computation of basic earnings per share	486	493	485	492
Total dilutive effect of outstanding stock awards	14	10	14	11
Shares used in computation of diluted earnings per share	500	503	499	503

Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2018 and June 30, 2019, customer receivables, net, were $9.4 billion and $10.6 billion, vendor receivables, net, were $3.2 billion and $2.6 billion, and seller receivables, net, were $710 million and $638 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.

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
Digital Video and Music Content
We obtain video content, inclusive of episodic television and movies, and music content for customers through licensing agreements that have a wide range of licensing provisions including both fixed and variable payment schedules. When the license fee for a specific video or music title is determinable or reasonably estimable and the content is available to us, we recognize an asset and a corresponding liability for the amounts owed. We reduce the liability as payments are made and we amortize the asset to “Cost of sales” on an accelerated basis, based on estimated usage or viewing patterns, or on a straight-line basis. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded and licensing costs are expensed as incurred. We also develop original video content for which the production costs are capitalized and amortized to “Cost of sales” predominantly on an accelerated basis that follows the viewing patterns associated with the content. The weighted average remaining life of our capitalized video content is 2.5 years.
Our produced and licensed video content is primarily monetized together as a unit, referred to as a film group, in each major geography where we offer Amazon Prime memberships. These film groups are evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The total capitalized costs of video, which is primarily released content, and music as of December 31, 2018 and June 30, 2019 were $3.8 billion and $4.6 billion. Total video and music expense was $1.6 billion and $1.8 billion in Q2 2018 and Q2 2019, and $3.2 billion and $3.5 billion for the six months ended June 30, 2018 and 2019. Total video and music expense includes licensing and production costs associated with content offered within Amazon Prime memberships, and costs associated with digital subscriptions and sold or rented content.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2018 was $7.9 billion, of which $4.6 billion was recognized as revenue during the six months ended June 30, 2019. Included in “Other long-term liabilities” on our consolidated balance sheets was $1.4 billion and $1.6 billion of unearned revenue as of December 31, 2018 and June 30, 2019.

Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $25.1 billion as of June 30, 2019. The weighted average remaining life of our long-term contracts is 3.4 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
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
In March 2019, the FASB issued an ASU amending the accounting for film costs, inclusive of episodic television and movie costs. The new guidance aligns the accounting for production costs of episodic television with that of movies by requiring production costs to be capitalized. Previously, we only capitalized a portion of the production costs related to our produced episodic television content. We adopted this ASU as of January 1, 2019 and began capitalizing substantially all of our production costs. Adoption of this ASU resulted in approximately $342 million of incremental capitalized film costs classified in “Other Assets” for the six months ended June 30, 2019.
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2018 and June 30, 2019, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of cash, cash equivalents, restricted cash, or marketable securities categorized as Level 3 assets as of December 31, 2018 and June 30, 2019.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2018	June 30, 2019
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,406	$8,553	$—	$—	$8,553
Level 1 securities:
Money market funds	12,515	10,757	—	—	10,757
Equity securities (1)	170				277
Level 2 securities:
Foreign government and agency securities	815	1,596	—	—	1,596
U.S. government and agency securities	11,667	8,573	13	(5)	8,581
Corporate debt securities	4,990	9,915	31	(2)	9,944
Asset-backed securities	892	1,834	7	(1)	1,840
Other fixed income securities	188	264	2	—	266
Equity securities (1)	33				—
	$41,676	$41,492	$53	$(8)	$41,814
Less: Restricted cash, cash equivalents, and marketable securities (2)	(426)				(351)
Total cash, cash equivalents, and marketable securities	$41,250				$41,463
___________________

(1)	The related unrealized gain (loss) recorded in “Other income (expense), net” was $14 million in Q2 2019 and $82 million for the six months ended June 30, 2019.

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

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of June 30, 2019 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$24,249	$24,255
Due after one year through five years	7,428	7,467
Due after five years through ten years	296	296
Due after ten years	966	966
Total	$32,939	$32,984

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Securities
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2018 and June 30, 2019, these warrants had a fair value of $440 million and $613 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $40 million and $(16) million in Q2 2018 and Q2 2019, and $86 million and $73 million for the six months ended June 30, 2018 and 2019. These assets are primarily classified as Level 2 assets.
As of December 31, 2018 and June 30, 2019, equity securities not accounted for under the equity-method and without readily determinable fair values, had a carrying value of $282 million and $888 million, and are recorded within “Other assets” on our consolidated balance sheets.

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2018	June 30, 2019
Cash and cash equivalents	$31,750	$22,616
Restricted cash included in accounts receivable, net and other	418	318
Restricted cash included in other assets	5	31
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$32,173	$22,965

Note 3 — LEASES
Gross assets recorded under finance leases, included in “Property and equipment, net,” were $36.1 billion and $50.3 billion as of December 31, 2018 and June 30, 2019. Accumulated amortization associated with finance leases was $19.8 billion and $25.4 billion as of December 31, 2018 and June 30, 2019.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost (1)	$874	$1,710
Finance lease cost:
Amortization of lease assets	2,402	4,709
Interest on lease liabilities	160	316
Finance lease cost	2,562	5,025
Variable lease cost	281	531
Total lease cost	$3,717	$7,266
__________________

(1)	Rental expense under operating lease agreements was $815 million for Q2 2018 and $1.6 billion for the six months ended June 30, 2018.
Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

June 30, 2019

Weighted-average remaining lease term – operating leases	11.2 years
Weighted-average remaining lease term – finance leases	5.7 years
Weighted-average discount rate – operating leases	3.2%
Weighted-average discount rate – finance leases	2.9%

As of June 30, 2019, our lease liabilities were as follows (in millions):

	Operating Leases	Finance Leases	Total

Gross lease liabilities	$28,739	$26,204	$54,943
Less: imputed interest	(6,324)	(1,970)	(8,294)
Present value of lease liabilities	22,415	24,234	46,649
Less: current portion of lease liabilities	(2,631)	(8,884)	(11,515)
Total long-term lease liabilities	$19,784	$15,350	$35,134

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating and finance leases and financing obligations for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of June 30, 2019 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Debt principal and interest	$1,816	$2,162	$1,887	$2,103	$1,807	$30,020	$39,795
Operating leases	1,632	3,377	3,102	2,744	2,438	15,446	28,739
Finance lease liabilities, including interest	4,319	8,418	5,359	1,961	1,026	5,121	26,204
Financing obligations, including interest	18	44	45	45	46	703	901
Unconditional purchase obligations (1)	1,176	3,416	3,464	3,167	3,002	5,253	19,478
Other commitments (2) (3)	1,296	2,498	1,871	1,676	1,129	11,057	19,527
Total commitments	$10,257	$19,915	$15,728	$11,696	$9,448	$67,600	$134,644
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

(3)	Excludes approximately $3.7 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of December 31, 2018 and June 30, 2019, we have pledged or otherwise restricted $575 million and $586 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit.
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

Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2018 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended March 31, 2019 as supplemented by the following:
In May 2019, Neodron Ltd. filed a petition with the United States International Trade Commission requesting that the International Trade Commission commence an investigation into the sale of Amazon Fire HD 10 tablets and certain Dell, Hewlett Packard, Lenovo, Microsoft, Motorola, and Samsung devices (the “accused devices”). Neodron’s petition alleges that the accused devices infringe at least one of U.S. Patent Nos. 8,422,173, entitled “Capacitive Position Sensor”; 8,791,910, entitled “Capacitive Keyboard With Position-Dependent Reduced Keying Ambiguity”; 9,024,790, entitled “Capacitive Keyboard With Non-Locking Reduced Keying Ambiguity”; and 9,372,580, entitled “Enhanced Touch Detection Methods.” Neodron is seeking a limited exclusion order preventing the importation of the accused devices into the United States. In May 2019, Neodron also filed a complaint against Amazon.com, Inc. in the United States District Court for the Western District of Texas. The complaint alleges, among other things, that Amazon’s Fire HD 10 tablet infringes U.S. Patent Nos. 8,422,173, entitled “Capacitive Position Sensor,” and 9,372,580, entitled “Enhanced Touch Detection Methods.” The May 2019 complaint seeks an unspecified amount of damages and interest, a permanent injunction, and enhanced damages. In June 2019, Neodron filed a second complaint against Amazon.com, Inc. in the United States District Court for the Western District of Texas. The complaint alleges, among other things, that Amazon’s Fire HD 10 tablet infringes U.S. Patent Nos. 9,823,784, entitled “Capacitive Touch Screen With Noise Suppression”; 9,489,072, entitled “Noise Reduction In Capacitive Touch Sensors”; and 8,502,547, entitled “Capacitive Sensor.” The June 2019 complaint seeks an unspecified amount of damages and interest, a permanent injunction, and enhanced damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
See also “Note 7 — Income Taxes.”

Note 5 — DEBT
As of June 30, 2019, we had $24.3 billion of unsecured senior notes outstanding (the “Notes”). As of December 31, 2018 and June 30, 2019, the net unamortized discount and debt issuance costs on the Notes was $101 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $715 million and $816 million as of December 31, 2018 and June 30, 2019. The face value of our total long-term debt obligations is as follows (in millions):

	December 31, 2018	June 30, 2019
2.600% Notes due on December 5, 2019 (2)	1,000	1,000
1.900% Notes due on August 21, 2020 (3)	1,000	1,000
3.300% Notes due on December 5, 2021 (2)	1,000	1,000
2.500% Notes due on November 29, 2022 (1)	1,250	1,250
2.400% Notes due on February 22, 2023 (3)	1,000	1,000
2.800% Notes due on August 22, 2024 (3)	2,000	2,000
3.800% Notes due on December 5, 2024 (2)	1,250	1,250
5.200% Notes due on December 3, 2025 (4)	1,000	1,000
3.150% Notes due on August 22, 2027 (3)	3,500	3,500
4.800% Notes due on December 5, 2034 (2)	1,250	1,250
3.875% Notes due on August 22, 2037 (3)	2,750	2,750
4.950% Notes due on December 5, 2044 (2)	1,500	1,500
4.050% Notes due on August 22, 2047 (3)	3,500	3,500
4.250% Notes due on August 22, 2057 (3)	2,250	2,250
Credit Facility	594	509
Other long-term debt	121	307
Total debt	24,965	25,066
Less current portion of long-term debt	(1,371)	(1,636)
Face value of long-term debt	$23,594	$23,430

_____________________________

(1)	Issued in November 2012, effective interest rate of the 2022 Notes was 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.

(3)	Issued in August 2017, effective interest rates of the 2020, 2023, 2024, 2027, 2037, 2047, and 2057 Notes were 2.16%, 2.56%, 2.95%, 3.25%, 3.94%, 4.13%, and 4.33%.

(4)
Consists of $872 million of 2025 Notes issued in December 2017 in exchange for notes assumed in connection with the acquisition of Whole Foods Market and $128 million of 2025 Notes issued by Whole Foods Market that did not participate in our December 2017 exchange offer. The effective interest rate of the 2025 Notes was 3.02%.

Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2017 is payable semi-annually in arrears in February and August. Interest on the 2025 Notes is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the November 2012 and the December 2014 Notes were used for general corporate purposes. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market, to repay notes due in 2017, and for general corporate purposes. The estimated fair value of the Notes was approximately $24.3 billion and $26.6 billion as of December 31, 2018 and June 30, 2019, which is based on Level 2 inputs.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $620 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available for a term of three years, bears interest at the London interbank offered rate (“LIBOR”) plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion. There were $594 million and $509 million of borrowings outstanding under the Credit Facility as of December 31, 2018 and June 30, 2019, with weighted-average interest rates of 3.2% and 3.4% as of December 31, 2018 and June 30, 2019. As of December 31, 2018 and June 30, 2019, we have pledged $686 million and $590 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2018 and June 30, 2019.
Other long-term debt, including the current portion, had a weighted-average interest rate of 6.0% and 5.2% as of December 31, 2018 and June 30, 2019. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2018 and June 30, 2019.
In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Program as of December 31, 2018 and June 30, 2019.
In April 2018, in connection with our Commercial Paper Program, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders to increase our borrowing capacity thereunder to $7.0 billion. As amended and restated, the Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2018 and June 30, 2019.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock during the six months ended June 30, 2018 or 2019.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 507 million and 510 million as of December 31, 2018 and June 30, 2019. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Cost of sales	$19	$43	$34	$67
Fulfillment	320	360	564	594
Marketing	190	307	351	516
Technology and content	788	1,077	1,419	1,752
General and administrative	151	184	284	316
Total stock-based compensation expense	$1,468	$1,971	$2,652	$3,245

The following table summarizes our restricted stock unit activity for the six months ended June 30, 2019 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2018	15.9	$1,024
Units granted	4.6	1,807
Units vested	(3.4)	789
Units forfeited	(0.9)	1,120
Outstanding as of June 30, 2019	16.2	$1,287

Scheduled vesting for outstanding restricted stock units as of June 30, 2019, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Scheduled vesting—restricted stock units	3.2	6.1	4.9	1.4	0.4	0.2	16.2

As of June 30, 2019, there was $9.4 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2018 and June 30, 2019 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
Changes in Stockholders’ Equity
The following table shows the changes in stockholders’ equity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Total beginning stockholders’ equity	$31,463	$48,410	$27,709	$43,549

Beginning and ending common stock	5	5	5	5

Beginning and ending treasury stock	(1,837)	(1,837)	(1,837)	(1,837)

Beginning additional paid-in capital	22,563	28,059	21,389	26,791
Stock-based compensation and issuance of employee benefit plan stock	1,465	1,976	2,639	3,244
Ending additional paid-in capital	24,028	30,035	24,028	30,035

Beginning accumulated other comprehensive loss	(467)	(1,010)	(484)	(1,035)
Other comprehensive income (loss)	(467)	50	(450)	75
Ending accumulated other comprehensive loss	(934)	(960)	(934)	(960)

Beginning retained earnings	11,199	23,193	8,636	19,625
Cumulative effect of changes in accounting principles (1)	—	—	934	7
Net income	2,534	2,625	4,163	6,186
Ending retained earnings	13,733	25,818	13,733	25,818

Total ending stockholders’ equity	$34,995	$53,061	$34,995	$53,061
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
Our income tax provisions for the six months ended June 30, 2018 and 2019 were $361 million and $1.1 billion, which included $964 million and $706 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $300 million and $283 million in Q2 2018 and Q2 2019, and $813 million and $451 million for the six months ended June 30, 2018 and 2019.
As of December 31, 2018 and June 30, 2019, tax contingencies were approximately $3.4 billion and $3.7 billion. We expect the total amount of tax contingencies will grow in 2019. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
North America
Net sales	$32,169	$38,653	$62,894	$74,465
Operating expenses	30,334	37,089	59,910	70,614
Operating income	$1,835	$1,564	$2,984	$3,851

International
Net sales	$14,612	$16,370	$29,487	$32,563
Operating expenses	15,106	16,971	30,603	33,253
Operating income (loss)	$(494)	$(601)	$(1,116)	$(690)

AWS
Net sales	$6,105	$8,381	$11,547	$16,076
Operating expenses	4,463	6,260	8,504	11,733
Operating income	$1,642	$2,121	$3,043	$4,343

Consolidated
Net sales	$52,886	$63,404	$103,928	$123,104
Operating expenses	49,903	60,320	99,017	115,600
Operating income	2,983	3,084	4,911	7,504
Total non-operating income (expense)	(378)	(195)	(391)	(213)
Provision for income taxes	(74)	(257)	(361)	(1,094)
Equity-method investment activity, net of tax	3	(7)	4	(11)
Net income	$2,534	$2,625	$4,163	$6,186

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net Sales:
Online stores (1)	$27,165	$31,053	$54,105	$60,552
Physical stores (2)	4,312	4,330	8,575	8,636
Third-party seller services (3)	9,702	11,962	18,966	23,104
Subscription services (4)	3,408	4,676	6,510	9,018
AWS	6,105	8,381	11,547	16,076
Other (5)	2,194	3,002	4,225	5,718
Consolidated	$52,886	$63,404	$103,928	$123,104
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

(2)
Includes product sales where our customers physically select items in a store. Sales from customers who order goods online for delivery or pickup at our physical stores are included in “Online stores.”

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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2019, we would have recorded an additional cost of sales of approximately $205 million.
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
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2018	2019	2018	2019	2018	2019
Cash provided by (used in):
Operating activities	$7,449	$9,118	$5,658	$10,963	$21,793	$36,029
Investing activities	(2,692)	(7,549)	(3,225)	(15,672)	(23,684)	(24,816)
Financing activities	(1,394)	(2,158)	(3,556)	(4,535)	8,535	(8,665)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $41.3 billion and $41.5 billion as of December 31, 2018 and June 30, 2019. Amounts held in foreign currencies were $13.8 billion and $9.1 billion as of December 31, 2018 and June 30, 2019, and were primarily Euros, British Pounds, and Japanese Yen.
Cash provided by (used in) operating activities was $7.4 billion and $9.1 billion for Q2 2018 and Q2 2019, and $5.7 billion and $11.0 billion for the six months ended June 30, 2018 and 2019. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended June 30, 2019, compared to the comparable prior year period, is primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(2.7) billion and $(7.5) billion for Q2 2018 and Q2 2019, and $(3.2) billion and $(15.7) billion for the six months ended June 30, 2018 and 2019, with the variability caused primarily by our decision to purchase or lease property and equipment and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $2.9 billion and $2.6 billion during Q2 2018 and Q2 2019, and $5.7 billion and $5.4 billion for the six months ended June 30, 2018 and 2019, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth in technology infrastructure (the majority of which is to support AWS). We made cash payments, net of acquired cash, related to acquisition and other investment activity of $866 million and $117 million during Q2 2018 and Q2 2019, and $879 million and $1.3 billion for the six months ended June 30, 2018 and 2019.
Cash provided by (used in) financing activities was $(1.4) billion and $(2.2) billion for Q2 2018 and Q2 2019, and $(3.6) billion and $(4.5) billion for the six months ended June 30, 2018 and 2019. Cash outflows from financing activities result from principal repayments of finance leases and financing obligations and repayments of long-term debt and other and were $1.5 billion and $2.4 billion in Q2 2018 and Q2 2019, and $3.8 billion and $5.0 billion for the six months ended June 30, 2018 and 2019. Property and equipment acquired under finance leases was $2.3 billion and $3.3 billion during Q2 2018 and Q2 2019, and $4.6 billion and $5.9 billion for the six months ended June 30, 2018 and 2019, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time.
We had no borrowings outstanding under the Commercial Paper Program or Credit Agreement and $509 million of borrowings outstanding under our Credit Facility as of June 30, 2019. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
We recorded net tax provisions of $74 million and $257 million in Q2 2018 and Q2 2019, and $361 million and $1.1 billion for the six months ended June 30, 2018 and 2019. Certain foreign subsidiary earnings are subject to U.S. taxation under the U.S. Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. The U.S. Tax Act enhanced and extended the option to claim accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. Cash taxes paid (net of refunds) were $300 million and $283 million for Q2 2018 and Q2 2019, and $813 million and $451 million for the six months ended June 30, 2018 and 2019. As of December 31, 2018, our federal net operating loss carryforward was approximately $627 million and we had approximately $1.4 billion of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal net operating losses and tax credits we expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg tax authorities computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” and “Other assets” on our consolidated balance sheets. As of December 31, 2018 and June 30, 2019, restricted cash, cash equivalents, and marketable securities were $426 million and $351 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $16.8 billion as of June 30, 2019. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net Sales:
North America	$32,169	$38,653	$62,894	$74,465
International	14,612	16,370	29,487	32,563
AWS	6,105	8,381	11,547	16,076
Consolidated	$52,886	$63,404	$103,928	$123,104
Year-over-year Percentage Growth:
North America	44%	20%	45%	18%
International	27	12	31	10
AWS	49	37	49	39
Consolidated	39	20	41	18
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	44%	20%	45%	19%
International	21	17	21	17
AWS	49	37	49	39
Consolidated	37	21	38	20
Net sales mix:
North America	61%	61%	61%	61%
International	28	26	28	26
AWS	11	13	11	13
Consolidated	100%	100%	100%	100%
Sales increased 20% in Q2 2019, and 18% for the six months ended June 30, 2019 compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(814) million for Q2 2019, and by $(1.9) billion for the six months ended June 30, 2019. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 20% in Q2 2019 and 18% for the six months ended June 30, 2019, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection.
International sales increased 12% in Q2 2019 and 10% for the six months ended June 30, 2019, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection. Changes in foreign currency exchange rates impacted International net sales by $(768) million for Q2 2019, and by $(1.8) billion for the six months ended June 30, 2019.
AWS sales increased 37% in Q2 2019 and 39% for the six months ended June 30, 2019, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Operating Income (Loss):
North America	$1,835	$1,564	$2,984	$3,851
International	(494)	(601)	(1,116)	(690)
AWS	1,642	2,121	3,043	4,343
Consolidated	$2,983	$3,084	$4,911	$7,504
Operating income increased from $3.0 billion in Q2 2018 to $3.1 billion in Q2 2019, and increased from $4.9 billion for the six months ended June 30, 2018, to $7.5 billion for the six months ended June 30, 2019. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The decrease in North America operating income in absolute dollars in Q2 2019, compared to the comparable prior year period, is primarily due to increased marketing expense and shipping costs, partially offset by increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses. The increase in North America operating income in absolute dollars for the six months ended June 30, 2019, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses, partially offset by increased marketing expense and shipping costs.
The increase in International operating loss in absolute dollars in Q2 2019, compared to the comparable prior year period, is primarily due to increased marketing expense, partially offset by increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses. The decrease in International operating loss in absolute dollars for the six months ended June 30, 2019, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses, partially offset by increased marketing expense. Changes in foreign exchange rates impacted operating loss by $(36) million for Q2 2019, and by $(75) million for the six months ended June 30, 2019.
The increase in AWS operating income in absolute dollars in Q2 2019 and for the six months ended June 30, 2019, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and payroll and related expenses, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $87 million for Q2 2019, and by $197 million for the six months ended June 30, 2019.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Operating Expenses:
Cost of sales	$30,632	$36,337	$61,367	$70,257
Fulfillment	7,932	9,271	15,724	17,872
Marketing	2,901	4,291	5,600	7,955
Technology and content	7,247	9,065	14,006	16,991
General and administrative	1,111	1,270	2,177	2,444
Other operating expense (income), net	80	86	143	81
Total operating expenses	$49,903	$60,320	$99,017	$115,600
Year-over-year Percentage Growth:
Cost of sales	31%	19%	34%	14%
Fulfillment	54	17	60	14
Marketing	30	48	35	42
Technology and content	31	25	35	21
General and administrative	27	14	30	12
Other operating expense (income), net	22	8	30	(43)
Percent of Net Sales:
Cost of sales	57.9%	57.3%	59.0%	57.1%
Fulfillment	15.0	14.6	15.1	14.5
Marketing	5.5	6.8	5.4	6.5
Technology and content	13.7	14.3	13.5	13.8
General and administrative	2.1	2.0	2.1	2.0
Other operating expense (income), net	0.2	0.1	0.1	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including video and music, packaging supplies, sortation and delivery centers and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider.
The increase in cost of sales in absolute dollars in Q2 2019 and for the six months ended June 30, 2019, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $6.0 billion and $8.1 billion in Q2 2018 and Q2 2019, and $12.1 billion and $15.5 billion for the six months ended June 30, 2018 and 2019. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, which may include faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q2 2019 and for the six months ended June 30, 2019, compared to the comparable prior year periods, is primarily due to costs from expanding our fulfillment network, which includes physical stores, and variable costs corresponding with increased product and service sales volume and inventory levels.
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
The increase in marketing costs in absolute dollars in Q2 2019 and for the six months ended June 30, 2019, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, as well as payroll and related expenses for personnel engaged in marketing and selling activities.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q2 2019 and for the six months ended June 30, 2019, compared to the comparable prior year periods, is primarily due to an increase in spending on technology infrastructure and increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2018 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q2 2019 and for the six months ended June 30, 2019, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $80 million and $86 million for Q2 2018 and Q2 2019, and $143 million and $81 million for the six months ended June 30, 2018 and 2019, and was primarily related to the amortization of intangible assets and in the six months ended June 30, 2019 was offset by a gain on the sale of a business.

Interest Income and Expense
Our interest income was $94 million and $215 million during Q2 2018 and Q2 2019, and $173 million and $398 million for the six months ended June 30, 2018 and 2019. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $343 million and $383 million during Q2 2018 and Q2 2019, and $673 million and $749 million for the six months ended June 30, 2018 and 2019, and was primarily related to long-term debt and finance leases.
Other Income (Expense), Net
Other income (expense), net was $(129) million and $(27) million during Q2 2018 and Q2 2019, and $109 million and $138 million for the six months ended June 30, 2018 and 2019. The primary components of other income (expense), net are related to equity warrant valuation, equity securities gains, and foreign currency.
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
Our income tax provisions for the six months ended June 30, 2018 and June 30, 2019 were $361 million and $1.1 billion, which included $964 million and $706 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
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

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from property and equipment incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2018 and 2019 (in millions):

	Twelve Months Ended June 30,
	2018	2019
Net cash provided by (used in) operating activities	$21,793	$36,029
Purchases of property and equipment, net of proceeds from property and equipment incentives	(11,372)	(11,011)
Free cash flow	$10,421	$25,018

Net cash provided by (used in) investing activities	$(23,684)	$(24,816)
Net cash provided by (used in) financing activities	$8,535	$(8,665)
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2018 and 2019 (in millions):

	Twelve Months Ended June 30,
	2018	2019
Net cash provided by (used in) operating activities	$21,793	$36,029
Purchases of property and equipment, net of proceeds from property and equipment incentives	(11,372)	(11,011)
Free cash flow	10,421	25,018
Principal repayments of finance leases (1)	(6,037)	(8,693)
Principal repayments of financing obligations (1)	(244)	(211)
Free cash flow less principal repayments of finance leases and financing obligations	$4,140	$16,114

Net cash provided by (used in) investing activities	$(23,684)	$(24,816)
Net cash provided by (used in) financing activities	$8,535	$(8,665)
_______________
(1) Amounts for 2018 have not been retrospectively adjusted.

Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2018 and 2019 (in millions):

	Twelve Months Ended June 30,
	2018	2019
Net cash provided by (used in) operating activities	$21,793	$36,029
Purchases of property and equipment, net of proceeds from property and equipment incentives	(11,372)	(11,011)
Free cash flow	10,421	25,018
Equipment acquired under finance leases (1)	(9,631)	(11,656)
Principal repayments of all other finance leases (2)	—	(176)
Principal repayments of financing obligations	(244)	(211)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$546	$12,975

Net cash provided by (used in) investing activities	$(23,684)	$(24,816)
Net cash provided by (used in) financing activities	$8,535	$(8,665)
___________________

(1)
For the twelve months ended June 30, 2019, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $11,944 million. Amounts for 2018 have not been retrospectively adjusted.

(2)
For the twelve months ended June 30, 2019, this amount relates to property included in “Principal repayments of finance leases” of $8,693 million. Amounts for 2018 have not been retrospectively adjusted.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2018			2019			2018			2019
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$52,886	$(760)	$52,126	$63,404	$814	$64,218	$103,928	$(2,315)	$101,613	$123,104	$1,940	$125,044
Operating expenses	49,903	(718)	49,185	60,320	872	61,192	99,017	(2,302)	96,715	115,600	2,082	117,682
Operating income	2,983	(42)	2,941	3,084	(58)	3,026	4,911	(13)	4,898	7,504	(142)	7,362
___________________

(1)	Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
Guidance
We provided guidance on July 25, 2019, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 25, 2019, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Third Quarter 2019 Guidance

•
Net sales are expected to be between $66.0 billion and $70.0 billion, or to grow between 17% and 24% compared with third quarter 2018. This guidance anticipates an unfavorable impact of approximately 30 basis points from foreign exchange rates.

•	Operating income is expected to be between $2.1 billion and $3.1 billion, compared with $3.7 billion in third quarter 2018.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Exchange Risk
During Q2 2019, net sales from our International segment accounted for 26% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q2 2019 decreased by $768 million in comparison with Q2 2018.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2019, of $9.1 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $455 million, $910 million, and $1.8 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of June 30, 2019, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $185 million, $370 million, and $740 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of June 30, 2019, our recorded value in equity and equity warrant investments in public and private companies was $2.3 billion. Our equity and equity warrant investments in publicly traded companies represent $733 million of our investments as of June 30, 2019, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity investments in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
The People’s Republic of China (“PRC”) and India regulate Amazon’s and its affiliates’ businesses and operations in country through regulations and license requirements that may restrict (i) foreign investment in and operation of the Internet, IT infrastructure, data centers, retail, delivery, and other sectors, (ii) Internet content, and (iii) the sale of media and other products and services. For example, in order to meet local ownership, regulatory licensing, and cybersecurity requirements, we provide certain technology services in China through contractual relationships with third parties that hold PRC licenses to provide services. In India, the government restricts the ownership or control of Indian companies by foreign entities involved in online multi-brand retail trading activities. For www.amazon.in, we provide certain marketing tools and logistics services to third-party sellers to enable them to sell online and deliver to customers, and we hold indirect minority interests in entities that are third-party sellers on the www.amazon.in marketplace. Although we believe these structures and activities comply with existing laws, they involve unique risks, and the PRC and India may from time to time consider and implement additional changes in their regulatory, licensing, or other requirements that could impact these structures and activities. There are substantial uncertainties regarding the interpretation of PRC and Indian laws and regulations, and it is possible that these governments will ultimately take a view contrary to ours. In addition, our Chinese and Indian businesses and operations may be unable to continue to operate if we or our affiliates are unable to access sufficient funding or in China enforce contractual relationships with respect to management of such businesses. If our international activities were found to be in violation of any existing or future PRC, Indian or other laws or regulations or if interpretations of those laws and regulations were to change, our businesses in those countries could be subject to fines and other financial penalties, have licenses revoked, or be forced to restructure our operations or shut down entirely.
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

Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and June 2019, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $16,000 for individuals who may have been acting for 10 Iranian embassies and diplomatic organizations located in countries other than Iran; consumer products valued at approximately $8,000 for individuals who may have been acting for two entities owned or controlled by the Iranian government; and consumer products valued at approximately $11,100 for individuals who may have been acting for seven individuals or entities designated under Executive Order 13224 or Executive Order 13382, two of which are owned or controlled by the Iranian government. The consumer products included books, other media, apparel, home and kitchen, health and beauty, office, toys, consumer electronics, and grocery. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: July 25, 2019