Form 10-Q
period 2019-09-30
AMAZON COM INC
filed 2019-10-25
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
495,797,220 shares of common stock, par value $0.01 per share, outstanding as of October 16, 2019

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2019	2018	2019	2018	2019
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$20,536	$22,965	$21,856	$32,173	$13,960	$21,032
OPERATING ACTIVITIES:
Net income	2,883	2,134	7,046	8,320	8,902	11,347
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	3,778	5,563	11,079	15,619	14,577	19,881
Stock-based compensation	1,350	1,779	4,001	5,024	5,180	6,441
Other operating expense (income), net	62	47	202	114	258	186
Other expense (income), net	96	388	22	246	17	443
Deferred income taxes	266	92	268	612	(40)	784
Changes in operating assets and liabilities:
Inventories	(1,094)	(381)	36	(1,762)	(2,220)	(3,112)
Accounts receivable, net and other	(2,884)	(1,181)	(3,220)	(3,776)	(5,983)	(5,172)
Accounts payable	3,894	226	(3,618)	(2,490)	5,285	4,393
Accrued expenses and other	237	(722)	(2,193)	(4,277)	(131)	(1,612)
Unearned revenue	—	(53)	623	1,225	759	1,753
Net cash provided by (used in) operating activities	8,588	7,892	14,246	18,855	26,604	35,332
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,352)	(4,697)	(9,693)	(11,549)	(13,312)	(15,282)
Proceeds from property and equipment sales and incentives	825	1,312	1,490	2,800	2,073	3,414
Acquisitions, net of cash acquired, and other	(976)	(398)	(1,855)	(1,684)	(1,936)	(2,015)
Sales and maturities of marketable securities	1,964	7,251	6,301	15,056	9,787	16,994
Purchases of marketable securities	(4,033)	(8,542)	(5,040)	(25,368)	(7,390)	(27,428)
Net cash provided by (used in) investing activities	(5,572)	(5,074)	(8,797)	(20,745)	(10,778)	(24,317)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	143	702	363	1,175	472	1,581
Repayments of long-term debt and other	(183)	(355)	(533)	(819)	(1,675)	(953)
Principal repayments of finance leases	(2,247)	(2,307)	(5,544)	(6,848)	(7,016)	(8,754)
Principal repayments of financing obligations	(82)	—	(211)	(3)	(277)	(129)
Net cash provided by (used in) financing activities	(2,369)	(1,960)	(5,925)	(6,495)	(8,496)	(8,255)
Foreign currency effect on cash, cash equivalents, and restricted cash	(151)	(269)	(348)	(234)	(258)	(238)
Net increase (decrease) in cash, cash equivalents, and restricted cash	496	589	(824)	(8,619)	7,072	2,522
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$21,032	$23,554	$21,032	$23,554	$21,032	$23,554
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$283	$287	$733	$720	$907	$842
Cash paid for operating leases	—	872	—	2,420	—	2,420
Cash paid for interest on finance leases	118	167	277	481	335	585
Cash paid for interest on financing obligations	47	14	142	20	168	72
Cash paid for income taxes, net of refunds	200	241	1,013	692	1,106	863
Assets acquired under operating leases	—	2,299	—	5,393	—	5,393
Property and equipment acquired under finance leases	2,329	3,606	6,934	9,541	9,704	13,222
Property and equipment acquired under build-to-suit arrangements	962	390	2,498	1,109	3,340	2,252
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net product sales	$33,746	$39,726	$97,215	$109,866
Net service sales	22,830	30,255	63,289	83,220
Total net sales	56,576	69,981	160,504	193,086
Operating expenses:
Cost of sales	33,003	41,302	94,370	111,559
Fulfillment	8,275	10,167	23,999	28,040
Marketing	3,303	4,752	8,902	12,707
Technology and content	7,162	9,200	21,168	26,191
General and administrative	1,041	1,348	3,219	3,791
Other operating expense (income), net	68	55	211	136
Total operating expenses	52,852	66,824	151,869	182,424
Operating income	3,724	3,157	8,635	10,662
Interest income	117	224	290	621
Interest expense	(358)	(396)	(1,030)	(1,145)
Other income (expense), net	(93)	(353)	16	(215)
Total non-operating income (expense)	(334)	(525)	(724)	(739)
Income before income taxes	3,390	2,632	7,911	9,923
Provision for income taxes	(508)	(494)	(870)	(1,588)
Equity-method investment activity, net of tax	1	(4)	5	(15)
Net income	$2,883	$2,134	$7,046	$8,320
Basic earnings per share	$5.91	$4.31	$14.49	$16.87
Diluted earnings per share	$5.75	$4.23	$14.10	$16.53
Weighted-average shares used in computation of earnings per share:
Basic	488	495	486	493
Diluted	501	504	500	503
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net income	$2,883	$2,134	$7,046	$8,320
Other comprehensive income (loss):
Net change in foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of $2, $1, $19, and $(6)	(101)	(368)	(512)	(369)
Reclassification adjustment for foreign currency translation included in “Other operating expense (income), net,” net of tax of $0, $29, $0, and $29	—	(108)	—	(108)
Net foreign currency translation adjustments	(101)	(476)	(512)	(477)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $0, $(2), $8, and $(13)	—	9	(43)	85
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, $0, and $0	1	(2)	5	(2)
Net unrealized gains (losses) on available-for-sale debt securities	1	7	(38)	83
Total other comprehensive income (loss)	(100)	(469)	(550)	(394)
Comprehensive income	$2,783	$1,665	$6,496	$7,926
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2018	September 30, 2019
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,750	$23,255
Marketable securities	9,500	20,146
Inventories	17,174	18,766
Accounts receivable, net and other	16,677	16,887
Total current assets	75,101	79,054
Property and equipment, net	61,797	67,662
Operating leases	—	23,114
Goodwill	14,548	14,734
Other assets	11,202	14,535
Total assets	$162,648	$199,099
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,192	$35,794
Accrued expenses and other	23,663	28,961
Unearned revenue	6,536	7,381
Total current liabilities	68,391	72,136
Long-term lease liabilities	9,650	37,058
Long-term debt	23,495	22,472
Other long-term liabilities	17,563	10,925
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 514 and 519
Outstanding shares — 491 and 495	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	26,791	31,817
Accumulated other comprehensive loss	(1,035)	(1,429)
Retained earnings	19,625	27,952
Total stockholders’ equity	43,549	56,508
Total liabilities and stockholders’ equity	$162,648	$199,099
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
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc. and its consolidated entities (collectively, the “Company”), consisting of its wholly-owned subsidiaries and those entities in which we have a variable interest and of which we are the primary beneficiary, including certain entities in India and certain entities that support our seller lending financing activities. Intercompany balances and transactions between consolidated entities are eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, depreciable lives of equipment, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, and inventory valuation. Actual results could differ materially from those estimates.
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Shares used in computation of basic earnings per share	488	495	486	493
Total dilutive effect of outstanding stock awards	13	9	14	10
Shares used in computation of diluted earnings per share	501	504	500	503

Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2018 and September 30, 2019, customer receivables, net, were $9.4 billion and $10.6 billion, vendor receivables, net, were $3.2 billion and $2.5 billion, and seller receivables, net, were $710 million and $790 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.

Leases
We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. Our leases generally have terms that range from one to ten years for equipment and one to twenty years for property.
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
Our produced and licensed video content is primarily monetized together as a unit, referred to as a film group, in each major geography where we offer Amazon Prime memberships. These film groups are evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The total capitalized costs of video, which is primarily released content, and music as of December 31, 2018 and September 30, 2019 were $3.8 billion and $5.0 billion. Total video and music expense was $1.7 billion and $1.9 billion in Q3 2018 and Q3 2019, and $4.9 billion and $5.5 billion for the nine months ended September 30, 2018 and 2019. Total video and music expense includes licensing and production costs associated with content offered within Amazon Prime memberships, and costs associated with digital subscriptions and sold or rented content.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2018 was $7.9 billion, of which $5.7 billion was recognized as revenue during the nine months ended September 30, 2019. Included in “Other long-term liabilities” on our consolidated balance sheets was $1.4 billion and $1.6 billion of unearned revenue as of December 31, 2018 and September 30, 2019.

Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $27.4 billion as of September 30, 2019. The weighted average remaining life of our long-term contracts is 3.3 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
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
In March 2019, the FASB issued an ASU amending the accounting for film costs, inclusive of episodic television and movie costs. The new guidance aligns the accounting for production costs of episodic television with that of movies by requiring production costs to be capitalized. Previously, we only capitalized a portion of the production costs related to our produced episodic television content. We adopted this ASU as of January 1, 2019 and began capitalizing substantially all of our production costs. Adoption of this ASU resulted in approximately $631 million of incremental capitalized film costs classified in “Other Assets” for the nine months ended September 30, 2019.
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2018 and September 30, 2019, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of cash, cash equivalents, restricted cash, or marketable securities categorized as Level 3 assets as of December 31, 2018 and September 30, 2019.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2018	September 30, 2019
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,406	$8,900	$—	$—	$8,900
Level 1 securities:
Money market funds	12,515	9,869	—	—	9,869
Equity securities (1)	170				225
Level 2 securities:
Foreign government and agency securities	815	4,170	—	—	4,170
U.S. government and agency securities	11,667	6,875	13	(4)	6,884
Corporate debt securities	4,990	11,132	37	(1)	11,168
Asset-backed securities	892	2,180	8	(1)	2,187
Other fixed income securities	188	293	2	—	295
Equity securities (1)	33				5
	$41,676	$43,419	$60	$(6)	$43,703
Less: Restricted cash, cash equivalents, and marketable securities (2)	(426)				(302)
Total cash, cash equivalents, and marketable securities	$41,250				$43,401
___________________

(1)	The related unrealized gain (loss) recorded in “Other income (expense), net” was $(55) million in Q3 2019 and $27 million for the nine months ended September 30, 2019.

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

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of September 30, 2019 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$24,194	$24,202
Due after one year through five years	9,104	9,146
Due after five years through ten years	309	310
Due after ten years	912	915
Total	$34,519	$34,573

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Securities
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2018 and September 30, 2019, these warrants had a fair value of $440 million and $526 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $(62) million and $(151) million in Q3 2018 and Q3 2019, and $25 million and $(79) million for the nine months ended September 30, 2018 and 2019. These assets are primarily classified as Level 2 assets.
As of December 31, 2018 and September 30, 2019, equity securities not accounted for under the equity-method and without readily determinable fair values, had a carrying value of $282 million and $894 million, and are recorded within “Other assets” on our consolidated balance sheets.

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2018	September 30, 2019
Cash and cash equivalents	$31,750	$23,255
Restricted cash included in accounts receivable, net and other	418	257
Restricted cash included in other assets	5	42
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$32,173	$23,554

Note 3 — LEASES
Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $36.1 billion and $53.7 billion as of December 31, 2018 and September 30, 2019. Accumulated amortization associated with finance leases was $19.8 billion and $27.8 billion as of December 31, 2018 and September 30, 2019.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost (1)	$934	$2,644
Finance lease cost:
Amortization of lease assets	2,609	7,319
Interest on lease liabilities	164	479
Finance lease cost	2,773	7,798
Variable lease cost	244	775
Total lease cost	$3,951	$11,217
__________________

(1)	Rental expense under operating lease agreements was $859 million for Q3 2018 and $2.5 billion for the nine months ended September 30, 2018.
Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

September 30, 2019

Weighted-average remaining lease term – operating leases	11.7 years
Weighted-average remaining lease term – finance leases	5.7 years
Weighted-average discount rate – operating leases	3.2%
Weighted-average discount rate – finance leases	2.8%

As of September 30, 2019, our lease liabilities were as follows (in millions):

	Operating Leases	Finance Leases	Total

Gross lease liabilities	$30,550	$27,310	$57,860
Less: imputed interest	(6,646)	(1,936)	(8,582)
Present value of lease liabilities	23,904	25,374	49,278
Less: current portion of lease liabilities	(2,842)	(9,378)	(12,220)
Total long-term lease liabilities	$21,062	$15,996	$37,058

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating and finance leases and financing obligations for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of September 30, 2019 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Debt principal and interest	$1,556	$2,345	$1,928	$2,144	$1,848	$30,047	$39,868
Operating lease liabilities	795	3,594	3,337	2,977	2,657	17,190	30,550
Finance lease liabilities, including interest	2,124	9,364	6,355	2,754	1,158	5,555	27,310
Financing obligations, including interest	21	100	102	103	105	1,796	2,227
Unconditional purchase obligations (1)	270	3,864	3,388	3,126	2,991	5,219	18,858
Other commitments (2) (3)	1,377	2,589	1,554	1,434	1,011	10,521	18,486
Total commitments	$6,143	$21,856	$16,664	$12,538	$9,770	$70,328	$137,299
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

(3)	Excludes approximately $3.8 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of December 31, 2018 and September 30, 2019, we have pledged or otherwise restricted $575 million and $686 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit.
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
We are subject to claims related to various indirect taxes (such as sales, value added, consumption, service, and similar taxes), including in jurisdictions in which we already collect and remit such taxes. If the relevant taxing authorities were successfully to pursue these claims, we could be subject to significant additional tax liabilities. For example, in June 2017, the State of South Carolina issued an assessment for uncollected sales and use taxes for the period from January 2016 to March 2016, including interest and penalties. South Carolina is alleging that we should have collected sales and use taxes on transactions by our third-party sellers. In September 2019, the South Carolina Administrative Law Court ruled in favor of the Department of Revenue and we have appealed the decision to the state Court of Appeals. We believe the assessment is without merit and intend to defend ourselves vigorously in this matter. If other tax authorities were successfully to seek additional adjustments of a similar nature, we could be subject to significant additional tax liabilities.

Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2018 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019.
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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of September 30, 2019, we had $24.3 billion of unsecured senior notes outstanding (the “Notes”). As of December 31, 2018 and September 30, 2019, the net unamortized discount and debt issuance costs on the Notes was $101 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $715 million and $1.2 billion as of December 31, 2018 and September 30, 2019. The face value of our total long-term debt obligations is as follows (in millions):

	December 31, 2018	September 30, 2019
2.600% Notes due on December 5, 2019 (2)	1,000	1,000
1.900% Notes due on August 21, 2020 (3)	1,000	1,000
3.300% Notes due on December 5, 2021 (2)	1,000	1,000
2.500% Notes due on November 29, 2022 (1)	1,250	1,250
2.400% Notes due on February 22, 2023 (3)	1,000	1,000
2.800% Notes due on August 22, 2024 (3)	2,000	2,000
3.800% Notes due on December 5, 2024 (2)	1,250	1,250
5.200% Notes due on December 3, 2025 (4)	1,000	1,000
3.150% Notes due on August 22, 2027 (3)	3,500	3,500
4.800% Notes due on December 5, 2034 (2)	1,250	1,250
3.875% Notes due on August 22, 2037 (3)	2,750	2,750
4.950% Notes due on December 5, 2044 (2)	1,500	1,500
4.050% Notes due on August 22, 2047 (3)	3,500	3,500
4.250% Notes due on August 22, 2057 (3)	2,250	2,250
Credit Facility	594	603
Other long-term debt	121	558
Total debt	24,965	25,411
Less current portion of long-term debt	(1,371)	(2,841)
Face value of long-term debt	$23,594	$22,570

_____________________________

(1)	Issued in November 2012, effective interest rate of the 2022 Notes was 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.

(3)	Issued in August 2017, effective interest rates of the 2020, 2023, 2024, 2027, 2037, 2047, and 2057 Notes were 2.16%, 2.56%, 2.95%, 3.25%, 3.94%, 4.13%, and 4.33%.

(4)
Consists of $872 million of 2025 Notes issued in December 2017 in exchange for notes assumed in connection with the acquisition of Whole Foods Market and $128 million of 2025 Notes issued by Whole Foods Market that did not participate in our December 2017 exchange offer. The effective interest rate of the 2025 Notes was 3.02%.

Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2017 is payable semi-

annually in arrears in February and August. Interest on the 2025 Notes is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the November 2012 and the December 2014 Notes were used for general corporate purposes. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market, to repay notes due in 2017, and for general corporate purposes. The estimated fair value of the Notes was approximately $24.3 billion and $27.4 billion as of December 31, 2018 and September 30, 2019, which is based on Level 2 inputs.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $650 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available for a term of three years, bears interest at the London interbank offered rate (“LIBOR”) plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion. There were $594 million and $603 million of borrowings outstanding under the Credit Facility as of December 31, 2018 and September 30, 2019, with weighted-average interest rates of 3.2% and 3.4% as of December 31, 2018 and September 30, 2019. As of December 31, 2018 and September 30, 2019, we have pledged $686 million and $698 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2018 and September 30, 2019.
Other long-term debt, including the current portion, had a weighted-average interest rate of 6.0% and 4.7% as of December 31, 2018 and September 30, 2019. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2018 and September 30, 2019.
In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Program as of December 31, 2018 and September 30, 2019.
In April 2018, in connection with our Commercial Paper Program, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders to increase our borrowing capacity thereunder to $7.0 billion. As amended and restated, the Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2018 and September 30, 2019.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock during the nine months ended September 30, 2018 or 2019.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 507 million and 511 million as of December 31, 2018 and September 30, 2019. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Cost of sales	$19	$39	$52	$106
Fulfillment	269	301	834	895
Marketing	201	298	552	813
Technology and content	719	966	2,137	2,719
General and administrative	142	175	426	491
Total stock-based compensation expense	$1,350	$1,779	$4,001	$5,024

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2019 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2018	15.9	$1,024
Units granted	5.8	1,811
Units vested	(4.6)	793
Units forfeited	(1.3)	1,179
Outstanding as of September 30, 2019	15.8	1,367

Scheduled vesting for outstanding restricted stock units as of September 30, 2019, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Scheduled vesting—restricted stock units	2.0	6.0	5.0	1.8	0.8	0.2	15.8

As of September 30, 2019, there was $9.4 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2018 and September 30, 2019 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

Changes in Stockholders’ Equity
The following table shows the changes in stockholders’ equity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Total beginning stockholders’ equity	$34,995	$53,061	$27,709	$43,549

Beginning and ending common stock	5	5	5	5

Beginning and ending treasury stock	(1,837)	(1,837)	(1,837)	(1,837)

Beginning additional paid-in capital	24,028	30,035	21,389	26,791
Stock-based compensation and issuance of employee benefit plan stock	1,347	1,782	3,986	5,026
Ending additional paid-in capital	25,375	31,817	25,375	31,817

Beginning accumulated other comprehensive loss	(934)	(960)	(484)	(1,035)
Other comprehensive income (loss)	(100)	(469)	(550)	(394)
Ending accumulated other comprehensive loss	(1,034)	(1,429)	(1,034)	(1,429)

Beginning retained earnings	13,733	25,818	8,636	19,625
Cumulative effect of changes in accounting principles (1)	—	—	934	7
Net income	2,883	2,134	7,046	8,320
Ending retained earnings	16,616	27,952	16,616	27,952

Total ending stockholders’ equity	$39,125	$56,508	$39,125	$56,508
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

Our income tax provisions for the nine months ended September 30, 2018 and 2019 were $870 million and $1.6 billion, which included $1.3 billion and $1.0 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $200 million and $241 million in Q3 2018 and Q3 2019, and $1.0 billion and $692 million for the nine months ended September 30, 2018 and 2019.
As of December 31, 2018 and September 30, 2019, tax contingencies were approximately $3.4 billion and $3.8 billion. We expect the total amount of tax contingencies will grow in 2019. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings on prior years’ tax filings.
We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2005 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. As previously disclosed, we have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for transactions undertaken in the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries. The IRS is seeking to increase our U.S. taxable income by an amount that would result in additional federal tax of approximately $1.5 billion, subject to interest. On March 23, 2017, the U.S. Tax Court issued its decision regarding the issues raised in the IRS NOPAs. The Tax Court rejected the approach from the IRS NOPAs in determining transfer pricing adjustments in 2005 and 2006 for the transactions undertaken with our foreign subsidiaries and adopted, with adjustments, our suggested approach. In August 2019, the U.S. Court of Appeals for the Ninth Circuit affirmed the Tax Court’s decision.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
North America
Net sales	$34,348	$42,638	$97,242	$117,104
Operating expenses	32,316	41,356	92,227	111,971
Operating income	$2,032	$1,282	$5,015	$5,133

International
Net sales	$15,549	$18,348	$45,037	$50,910
Operating expenses	15,934	18,734	46,536	51,986
Operating income (loss)	$(385)	$(386)	$(1,499)	$(1,076)

AWS
Net sales	$6,679	$8,995	$18,225	$25,072
Operating expenses	4,602	6,734	13,106	18,467
Operating income	$2,077	$2,261	$5,119	$6,605

Consolidated
Net sales	$56,576	$69,981	$160,504	$193,086
Operating expenses	52,852	66,824	151,869	182,424
Operating income	3,724	3,157	8,635	10,662
Total non-operating income (expense)	(334)	(525)	(724)	(739)
Provision for income taxes	(508)	(494)	(870)	(1,588)
Equity-method investment activity, net of tax	1	(4)	5	(15)
Net income	$2,883	$2,134	$7,046	$8,320

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net Sales:
Online stores (1)	$29,061	$35,039	$83,165	$95,590
Physical stores (2)	4,248	4,192	12,824	12,829
Third-party seller services (3)	10,395	13,212	29,361	36,316
Subscription services (4)	3,698	4,957	10,209	13,975
AWS	6,679	8,995	18,225	25,072
Other (5)	2,495	3,586	6,720	9,304
Consolidated	$56,576	$69,981	$160,504	$193,086
____________________________

(1)
Includes product sales and digital media content where we record revenue gross. We leverage our retail infrastructure to offer a wide selection of consumable and durable goods that includes media products available in both a physical and digital format, such as books, music, videos, games, and software. These product sales include digital products sold on a transactional basis. Digital product subscriptions that provide unlimited viewing or usage rights are included in “Subscription services.”

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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2019, we would have recorded an additional cost of sales of approximately $205 million.
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
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2019	2018	2019	2018	2019
Cash provided by (used in):
Operating activities	$8,588	$7,892	$14,246	$18,855	$26,604	$35,332
Investing activities	(5,572)	(5,074)	(8,797)	(20,745)	(10,778)	(24,317)
Financing activities	(2,369)	(1,960)	(5,925)	(6,495)	(8,496)	(8,255)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $41.3 billion and $43.4 billion as of December 31, 2018 and September 30, 2019. Amounts held in foreign currencies were $13.8 billion and $9.9 billion as of December 31, 2018 and September 30, 2019, and were primarily Euros, British Pounds, and Japanese Yen.
Cash provided by (used in) operating activities was $8.6 billion and $7.9 billion for Q3 2018 and Q3 2019, and $14.2 billion and $18.9 billion for the nine months ended September 30, 2018 and 2019. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended September 30, 2019, compared to the comparable prior year period, is primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(5.6) billion and $(5.1) billion for Q3 2018 and Q3 2019, and $(8.8) billion and $(20.7) billion for the nine months ended September 30, 2018 and 2019, with the variability caused primarily by our decision to purchase or lease property and equipment and purchases, maturities, and sales of marketable securities. Net cash capital expenditures were $2.5 billion and $3.4 billion during Q3 2018 and Q3 2019, and $8.2 billion and $8.7 billion for the nine months ended September 30, 2018 and 2019, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth in technology infrastructure (the majority of which is to support AWS). We made cash payments, net of acquired cash, related to acquisition and other investment activity of $976 million and $398 million during Q3 2018 and Q3 2019, and $1.9 billion and $1.7 billion for the nine months ended September 30, 2018 and 2019.
Cash provided by (used in) financing activities was $(2.4) billion and $(2.0) billion for Q3 2018 and Q3 2019, and $(5.9) billion and $(6.5) billion for the nine months ended September 30, 2018 and 2019. Cash outflows from financing activities result from principal repayments of finance leases and financing obligations and repayments of long-term debt and other and were $2.5 billion and $2.7 billion in Q3 2018 and Q3 2019, and $6.3 billion and $7.7 billion for the nine months ended September 30, 2018 and 2019. Property and equipment acquired under finance leases was $2.3 billion and $3.6 billion during Q3 2018 and Q3 2019, and $6.9 billion and $9.5 billion for the nine months ended September 30, 2018 and 2019, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time.
We had no borrowings outstanding under the Commercial Paper Program or Credit Agreement and $603 million of borrowings outstanding under our Credit Facility as of September 30, 2019. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
We recorded net tax provisions of $508 million and $494 million in Q3 2018 and Q3 2019, and $870 million and $1.6 billion for the nine months ended September 30, 2018 and 2019. Certain foreign subsidiary earnings are subject to U.S. taxation under the U.S. Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.

We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. The U.S. Tax Act enhanced and extended the option to claim accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. Cash taxes paid (net of refunds) were $200 million and $241 million for Q3 2018 and Q3 2019, and $1.0 billion and $692 million for the nine months ended September 30, 2018 and 2019. As of December 31, 2018, our federal net operating loss carryforward was approximately $627 million and we had approximately $1.4 billion of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal net operating losses and tax credits we expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg tax authorities computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” and “Other assets” on our consolidated balance sheets. As of December 31, 2018 and September 30, 2019, restricted cash, cash equivalents, and marketable securities were $426 million and $302 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $19.7 billion as of September 30, 2019. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net Sales:
North America	$34,348	$42,638	$97,242	$117,104
International	15,549	18,348	45,037	50,910
AWS	6,679	8,995	18,225	25,072
Consolidated	$56,576	$69,981	$160,504	$193,086
Year-over-year Percentage Growth:
North America	35%	24%	41%	20%
International	13	18	24	13
AWS	46	35	48	38
Consolidated	29	24	37	20
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	35%	24%	41%	21%
International	15	21	19	18
AWS	46	35	48	38
Consolidated	30	25	35	22
Net sales mix:
North America	61%	61%	61%	61%
International	27	26	28	26
AWS	12	13	11	13
Consolidated	100%	100%	100%	100%
Sales increased 24% in Q3 2019, and 20% for the nine months ended September 30, 2019 compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(500) million for Q3 2019, and by $(2.4) billion for the nine months ended September 30, 2019. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 24% in Q3 2019 and 20% for the nine months ended September 30, 2019, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection.
International sales increased 18% in Q3 2019 and 13% for the nine months ended September 30, 2019, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection. Changes in foreign currency exchange rates impacted International net sales by $(479) million for Q3 2019, and by $(2.3) billion for the nine months ended September 30, 2019.
AWS sales increased 35% in Q3 2019 and 38% for the nine months ended September 30, 2019, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Operating Income (Loss):
North America	$2,032	$1,282	$5,015	$5,133
International	(385)	(386)	(1,499)	(1,076)
AWS	2,077	2,261	5,119	6,605
Consolidated	$3,724	$3,157	$8,635	$10,662
Operating income decreased from $3.7 billion in Q3 2018 to $3.2 billion in Q3 2019, and increased from $8.6 billion for the nine months ended September 30, 2018 to $10.7 billion for the nine months ended September 30, 2019. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The decrease in North America operating income in absolute dollars in Q3 2019, compared to the comparable prior year period, is primarily due to increased shipping costs and marketing expense, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales. The increase in North America operating income in absolute dollars for the nine months ended September 30, 2019, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses, partially offset by increased marketing expense and shipping costs.
The increase in International operating loss in absolute dollars in Q3 2019, compared to the comparable prior year period, is primarily due to increased marketing expense, partially offset by increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses. The decrease in International operating loss in absolute dollars for the nine months ended September 30, 2019, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, advertising sales, and slower growth in certain operating expenses, partially offset by increased marketing expense. Changes in foreign exchange rates impacted operating loss by $(34) million for Q3 2019, and by $(109) million for the nine months ended September 30, 2019.
The increase in AWS operating income in absolute dollars in Q3 2019 and for the nine months ended September 30, 2019, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and payroll and related expenses, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $50 million for Q3 2019, and by $247 million for the nine months ended September 30, 2019.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Operating Expenses:
Cost of sales	$33,003	$41,302	$94,370	$111,559
Fulfillment	8,275	10,167	23,999	28,040
Marketing	3,303	4,752	8,902	12,707
Technology and content	7,162	9,200	21,168	26,191
General and administrative	1,041	1,348	3,219	3,791
Other operating expense (income), net	68	55	211	136
Total operating expenses	$52,852	$66,824	$151,869	$182,424
Year-over-year Percentage Growth:
Cost of sales	20%	25%	29%	18%
Fulfillment	29	23	47	17
Marketing	33	44	34	43
Technology and content	20	28	30	24
General and administrative	8	29	22	18
Other operating expense (income), net	52	(19)	37	(35)
Percent of Net Sales:
Cost of sales	58.3%	59.0%	58.8%	57.8%
Fulfillment	14.6	14.5	15.0	14.5
Marketing	5.8	6.8	5.5	6.6
Technology and content	12.7	13.1	13.2	13.6
General and administrative	1.8	1.9	2.0	2.0
Other operating expense (income), net	0.1	0.1	0.1	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including video and music, packaging supplies, sortation and delivery centers and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider.
The increase in cost of sales in absolute dollars in Q3 2019 and for the nine months ended September 30, 2019, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $6.6 billion and $9.6 billion in Q3 2018 and Q3 2019, and $18.6 billion and $25.1 billion for the nine months ended September 30, 2018 and 2019. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q3 2019 and for the nine months ended September 30, 2019, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels and costs from expanding our fulfillment network, which includes physical stores.
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
The increase in marketing costs in absolute dollars in Q3 2019 and for the nine months ended September 30, 2019, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, as well as payroll and related expenses for personnel engaged in marketing and selling activities.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q3 2019 and for the nine months ended September 30, 2019, compared to the comparable prior year periods, is primarily due to an increase in spending on technology infrastructure and increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2018 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q3 2019 and for the nine months ended September 30, 2019, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $68 million and $55 million for Q3 2018 and Q3 2019, and $211 million and $136 million for the nine months ended September 30, 2018 and 2019, and was primarily related to the amortization of intangible assets.

Interest Income and Expense
Our interest income was $117 million and $224 million during Q3 2018 and Q3 2019, and $290 million and $621 million for the nine months ended September 30, 2018 and 2019. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $358 million and $396 million during Q3 2018 and Q3 2019, and $1.0 billion and $1.1 billion for the nine months ended September 30, 2018 and 2019, and was primarily related to long-term debt and finance leases.
Other Income (Expense), Net
Other income (expense), net was $(93) million and $(353) million during Q3 2018 and Q3 2019, and $16 million and $(215) million for the nine months ended September 30, 2018 and 2019. The primary components of other income (expense), net are related to equity warrant and securities valuations and foreign currency.
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
Our income tax provisions for the nine months ended September 30, 2018 and September 30, 2019 were $870 million and $1.6 billion, which included $1.3 billion and $1.0 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
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

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2018 and 2019 (in millions):

	Twelve Months Ended September 30,
	2018	2019
Net cash provided by (used in) operating activities	$26,604	$35,332
Purchases of property and equipment, net of proceeds from sales and incentives	(11,239)	(11,868)
Free cash flow	$15,365	$23,464

Net cash provided by (used in) investing activities	$(10,778)	$(24,317)
Net cash provided by (used in) financing activities	$(8,496)	$(8,255)
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2018 and 2019 (in millions):

	Twelve Months Ended September 30,
	2018	2019
Net cash provided by (used in) operating activities	$26,604	$35,332
Purchases of property and equipment, net of proceeds from sales and incentives	(11,239)	(11,868)
Free cash flow	15,365	23,464
Principal repayments of finance leases (1)	(7,016)	(8,754)
Principal repayments of financing obligations (1)	(277)	(129)
Free cash flow less principal repayments of finance leases and financing obligations	$8,072	$14,581

Net cash provided by (used in) investing activities	$(10,778)	$(24,317)
Net cash provided by (used in) financing activities	$(8,496)	$(8,255)
_______________
(1) Amounts for 2018 have not been retrospectively adjusted.

Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2018 and 2019 (in millions):

	Twelve Months Ended September 30,
	2018	2019
Net cash provided by (used in) operating activities	$26,604	$35,332
Purchases of property and equipment, net of proceeds from sales and incentives	(11,239)	(11,868)
Free cash flow	15,365	23,464
Equipment acquired under finance leases (1)	(9,704)	(12,580)
Principal repayments of all other finance leases (2)	—	(302)
Principal repayments of financing obligations	(277)	(129)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$5,384	$10,453

Net cash provided by (used in) investing activities	$(10,778)	$(24,317)
Net cash provided by (used in) financing activities	$(8,496)	$(8,255)
___________________

(1)
For the twelve months ended September 30, 2019, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $13,222 million. Amounts for 2018 have not been retrospectively adjusted.

(2)
For the twelve months ended September 30, 2019, this amount relates to property included in “Principal repayments of finance leases” of $8,754 million. Amounts for 2018 have not been retrospectively adjusted.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018			2019			2018			2019
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$56,576	$260	$56,836	$69,981	$500	$70,481	$160,504	$(2,055)	$158,449	$193,086	$2,440	$195,526
Operating expenses	52,852	350	53,202	66,824	522	67,346	151,869	(1,952)	149,917	182,424	2,604	185,028
Operating income	3,724	(90)	3,634	3,157	(22)	3,135	8,635	(103)	8,532	10,662	(164)	10,498
___________________

(1)	Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
Guidance
We provided guidance on October 24, 2019, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 24, 2019, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Fourth Quarter 2019 Guidance

•
Net sales are expected to be between $80.0 billion and $86.5 billion, or to grow between 11% and 20% compared with fourth quarter 2018. This guidance anticipates an unfavorable impact of approximately 80 basis points from foreign exchange rates.

•	Operating income is expected to be between $1.2 billion and $2.9 billion, compared with $3.8 billion in fourth quarter 2018.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Exchange Risk
During Q3 2019, net sales from our International segment accounted for 26% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q3 2019 decreased by $479 million in comparison with Q3 2018.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2019, of $9.9 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $495 million, $990 million, and $2.0 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of September 30, 2019, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $180 million, $360 million, and $720 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of September 30, 2019, our recorded value in equity and equity warrant investments in public and private companies was $2.4 billion. Our equity and equity warrant investments in publicly traded companies represent $587 million of our investments as of September 30, 2019, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity investments in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and September 2019, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $6,600 for individuals who may have been acting for 12 Iranian embassies and diplomatic organizations located in countries other than Iran; consumer products valued at approximately $400 for three individuals who are designated under Executive Order 13224 or Executive Order 13382; and consumer products valued at approximately $400 for individuals who may have been acting for five individuals and entities designated under Executive Order 13224 or Executive Order 13382, two of which are owned or controlled by the Iranian government. The consumer products included books, other media, apparel, home and kitchen, jewelry, health and beauty, office, toys, consumer electronics, and pet products. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: October 24, 2019