Form 10-K
period 2019-12-31
AMAZON COM INC
filed 2020-01-31
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019	$786,284,080,955
Number of shares of common stock outstanding as of January 22, 2020	497,810,444
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2020, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2019

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
General
We seek to be Earth’s most customer-centric company. We are guided by four principles: customer obsession rather than competitor focus, passion for invention, commitment to operational excellence, and long-term thinking. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, and content creators. In addition, we provide services, such as advertising to sellers, vendors, publishers, and authors, through programs such as sponsored ads, display, and video advertising.
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
Consumers
We serve consumers through our online and physical stores and focus on selection, price, and convenience. We design our stores to enable hundreds of millions of unique products to be sold by us and by third parties across dozens of product categories. Customers access our offerings through our websites, mobile apps, Alexa, devices, streaming, and physically visiting our stores. We also manufacture and sell electronic devices, including Kindle, Fire tablet, Fire TV, Echo, Ring, and other devices, and we develop and produce media content. We seek to offer our customers low prices, fast and free delivery, easy-to-use functionality, and timely customer service. In addition, we offer Amazon Prime, a membership program that includes unlimited free shipping on over 100 million items, access to unlimited streaming of tens of thousands of movies and TV episodes, including Amazon Original content, and other benefits.
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
Competition
Our businesses encompass a large variety of product types, service offerings, and delivery channels. The worldwide marketplace in which we compete is evolving rapidly and intensely competitive, and we face a broad array of competitors from many different industry sectors around the world. Our current and potential competitors include: (1) physical, e-commerce, and omnichannel retailers, publishers, vendors, distributors, manufacturers, and producers of the products we offer and sell to consumers and businesses; (2) publishers, producers, and distributors of physical, digital, and interactive media of all types and all distribution channels; (3) web search engines, comparison shopping websites, social networks, web portals, and other online and app-based means of discovering, using, or acquiring goods and services, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development and hosting, omnichannel sales, inventory, and supply chain management, advertising, fulfillment, customer service, and payment processing; (5) companies that provide fulfillment and logistics services for themselves or for third parties, whether online or offline; (6) companies that provide information technology services or products, including on-premises or cloud-based infrastructure and other services; (7) companies that design, manufacture, market, or sell consumer electronics, telecommunication, and electronic devices; and (8) companies that sell grocery products online and in physical stores. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and enterprise services include the quality, speed, and reliability of our services and tools, as well as customers’ ability and willingness to change business practices. Some of our current and potential competitors have greater resources, longer histories, more customers, greater brand recognition, and greater control over inputs critical to our various businesses. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, lock-in potential customers with restrictive terms, and devote more resources to technology, infrastructure, fulfillment, and marketing. The Internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser-known businesses to compete against us. Each of our businesses is also subject to rapid change and the development of new business models and the entry of new and well-funded competitors. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
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
Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 34%, 31%, and 31% of our annual revenue during the fourth quarter of 2017, 2018, and 2019. Fourth quarter 2017 results include revenue attributable to Whole Foods Market, which we acquired on August 28, 2017.
Employees
We employed approximately 798,000 full-time and part-time employees as of December 31, 2019. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. We have works councils, statutory employee representation obligations, and union agreements in certain countries outside the United States and at certain of our studio operations within the United States. We consider our employee relations to be good. Competition for qualified personnel has historically been intense, particularly for software engineers, computer scientists, and other technical staff.

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
Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 22, 2020:
Information About Our Executive Officers

Name	Age	Position
Jeffrey P. Bezos	56	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	50	Senior Vice President, Business Development
Andrew R. Jassy	52	CEO Amazon Web Services
Brian T. Olsavsky	56	Senior Vice President and Chief Financial Officer
Shelley L. Reynolds	55	Vice President, Worldwide Controller, and Principal Accounting Officer
Jeffrey A. Wilke	53	CEO Worldwide Consumer
David A. Zapolsky	56	Senior Vice President, General Counsel, and Secretary
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
Board of Directors

Name	Age	Position
Jeffrey P. Bezos	56	President, Chief Executive Officer, and Chairman of the Board
Rosalind G. Brewer	57	Group President, Americas and Chief Operating Officer, Starbucks Corporation
Jamie S. Gorelick	69	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Daniel P. Huttenlocher	61	Dean, MIT Schwarzman College of Computing
Judith A. McGrath	67	Senior Advisor, Astronauts Wanted * No experience necessary
Indra K. Nooyi	64	Former Chief Executive Officer, PepsiCo, Inc.
Jonathan J. Rubinstein	63	Former co-CEO, Bridgewater Associates, LP
Thomas O. Ryder	75	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	63	Former President and Chief Executive Officer, Martha’s Table
Wendell P. Weeks	60	Chief Executive Officer, Corning Incorporated

Item 1A.	Risk Factors
Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition, the global economic climate amplifies many of these risks.
We Face Intense Competition
Our businesses are rapidly evolving and intensely competitive, and we have many competitors across geographies, including cross-border competition, and in different industries, including physical, e-commerce, and omnichannel retail, e-commerce services, web and infrastructure computing services, electronic devices, digital content, advertising, grocery, and transportation and logistics services. Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition, particularly with our newly-launched products and services and in our newer geographic regions. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.
Competition continues to intensify, including with the development of new business models and the entry of new and well-funded competitors, and as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, web and infrastructure computing services, digital content, and electronic devices continue to increase our competition. The Internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser known businesses to compete against us. As a result of competition, our product and service offerings may not be successful, we may fail to gain or may lose business, and we may be required to increase our spending or lower prices, any of which could materially reduce our sales and profits.
Our Expansion Places a Significant Strain on our Management, Operational, Financial, and Other Resources
We are continuing to rapidly and significantly expand our global operations, including increasing our product and service offerings and scaling our infrastructure to support our retail and services businesses. The complexity of the current scale of our business can place significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions, and our expansion increases these factors. Failure to manage growth effectively could damage our reputation, limit our growth, and negatively affect our operating results.
Our Expansion into New Products, Services, Technologies, and Geographic Regions Subjects Us to Additional Risks
We may have limited or no experience in our newer market segments, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off.
We Experience Significant Fluctuations in Our Operating Results and Growth Rate
We are not always able to accurately forecast our growth rate. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments is fixed, and we are not always able to adjust our spending quickly enough if our sales are less than expected.
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
Our sales and operating results will also fluctuate for many other reasons, including due to factors described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to retain and expand our network of sellers;

•	our ability to offer products on favorable terms, manage inventory, and fulfill orders;

•	the introduction of competitive stores, websites, products, services, price decreases, or improvements;

•	changes in usage or adoption rates of the Internet, e-commerce, electronic devices, and web services, including outside the U.S.;

•	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

•	the success of our geographic, service, and product line expansions;

•	the extent to which we finance, and the terms of any such financing for, our current operations and future growth;

•	the outcomes of legal proceedings and claims, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer fast and free delivery, continue to reduce prices worldwide, and provide additional benefits to our customers;

•	factors affecting our reputation or brand image;

•	the extent to which we invest in technology and content, fulfillment, and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies and hardware products;

•	the extent to which operators of the networks between our customers and our stores successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts owed to us when they become due;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and

•
disruptions from natural or man-made disasters, extreme weather, geopolitical events and security issues (including terrorist attacks and armed hostilities), labor or trade disputes, and similar events.

Our International Operations Expose Us to a Number of Risks
Our international activities are significant to our revenues and profits, and we plan to further expand internationally. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages or otherwise succeed. It is costly to establish, develop, and maintain international operations and stores, and promote our brand internationally. Our international operations may not become profitable on a sustained basis.
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

•	business licensing or certification requirements, such as for imports, exports, web services, and electronic devices;

•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	limited fulfillment and technology infrastructure;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, advertising, and restrictions on pricing or discounts;

•	lower levels of use of the Internet;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing, and managing foreign operations as a result of distance, language, and cultural differences;

•	different employee/employer relationships and the existence of works councils and labor unions;

•	compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and

•	geopolitical events, including war and terrorism.
As international physical, e-commerce, and omnichannel retail and other services grow, competition will intensify, including through adoption of evolving business models. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand names. The inability to hire, train, retain, and manage sufficient required personnel may limit our international growth.
The People’s Republic of China (“PRC”) and India regulate Amazon’s and its affiliates’ businesses and operations in country through regulations and license requirements that may restrict (i) foreign investment in and operation of the Internet, IT infrastructure, data centers, retail, delivery, and other sectors, (ii) Internet content, and (iii) the sale of media and other products and services. For example, in order to meet local ownership, regulatory licensing, and cybersecurity requirements, we provide certain technology services in China through contractual relationships with third parties that hold PRC licenses to provide services. In India, the government restricts the ownership or control of Indian companies by foreign entities involved in online multi-brand retail trading activities. For www.amazon.in, we provide certain marketing tools and logistics services to third-party sellers to enable them to sell online and deliver to customers, and we hold indirect minority interests in entities that are third-party sellers on the www.amazon.in marketplace. Although we believe these structures and activities comply with existing laws, they involve unique risks, and the PRC and India may from time to time consider and implement additional changes in their regulatory, licensing, or other requirements that could impact these structures and activities. There are substantial uncertainties regarding the interpretation of PRC and Indian laws and regulations, and it is possible that these governments will ultimately take a view contrary to ours. In addition, our Chinese and Indian businesses and operations may be unable to continue to operate if we or our affiliates are unable to access sufficient funding or, in China, enforce contractual relationships we or our affiliates have in place. Violation of any existing or future PRC, Indian, or other laws or regulations or changes in the interpretations of those laws and regulations could result in our businesses in those countries being subject to fines and other financial penalties, having licenses revoked, or being forced to restructure our operations or shut down entirely.
We Face Risks Related to Successfully Optimizing and Operating Our Fulfillment Network and Data Centers
Failures to adequately predict customer demand or otherwise optimize and operate our fulfillment network and data centers successfully from time to time result in excess or insufficient fulfillment or data center capacity, increased costs, and impairment charges, any of which could materially harm our business. As we continue to add fulfillment and data center capability or add new businesses with different requirements, our fulfillment and data center networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
In addition, failure to optimize inventory in our fulfillment network increases our net shipping cost by requiring long-zone or partial shipments. We and our co-sourcers may be unable to adequately staff our fulfillment network and customer service centers. Under some of our commercial agreements, we maintain the inventory of other companies, thereby increasing the complexity of tracking inventory and operating our fulfillment network. Our failure to properly handle such inventory or the inability of the other businesses on whose behalf we perform inventory fulfillment services to accurately forecast product demand may result in us being unable to secure sufficient storage space or to optimize our fulfillment network or cause other unexpected costs and other harm to our business and reputation.
We rely on a limited number of shipping companies to deliver inventory to us and completed orders to our customers. The inability to negotiate acceptable terms with these companies or performance problems or other difficulties experienced by these companies or by our own transportation systems could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by natural or man-made disasters, extreme weather, geopolitical events and security issues, labor or trade disputes, and similar events.

The Seasonality of Our Retail Business Places Increased Strain on Our Operations
We expect a disproportionate amount of our retail sales to occur during our fourth quarter. Our failure to stock or restock popular products in sufficient amounts such that we fail to meet customer demand could significantly affect our revenue and our future growth. When we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could materially reduce profitability. We regularly experience increases in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment network and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand. Risks described elsewhere in this Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand.
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
Our Commercial Agreements, Strategic Alliances, and Other Business Relationships Expose Us to Risks
We provide physical, e-commerce, and omnichannel retail and other services to businesses through commercial agreements, strategic alliances, and business relationships. Under these agreements, we provide web services, technology, fulfillment, computing, digital storage, and other services, as well as enable sellers to offer products or services through our stores. These arrangements are complex and require substantial infrastructure capacity, personnel, and other resource commitments, which may limit the amount of business we can service. We may not be able to implement, maintain, and develop the components of these commercial relationships, which may include web services, fulfillment, customer service, inventory management, tax collection, payment processing, hardware, content, and third-party software, and engaging third parties to perform services. The amount of compensation we receive under certain of our commercial agreements is partially dependent on the volume of the other company’s sales. Therefore, when the other company’s offerings are not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional or alternative commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these services if we are unsuccessful in implementing, maintaining, or developing these services.
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
Our Business Suffers When We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments
We have acquired and invested in a number of companies, and we may in the future acquire or invest in or enter into joint ventures with additional companies. These transactions create risks such as:

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

•
the difficulty of integrating a new company’s accounting, financial reporting, management, information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not successfully implemented;

•	losses we may incur as a result of declines in the value of an investment or as a result of incorporating an investee’s financial performance into our financial results;

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

As a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business or only be available on unfavorable terms, if at all. In addition, valuations supporting our acquisitions and strategic investments could change rapidly. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results.
We Have Foreign Exchange Risk
The results of operations of, and certain of our intercompany balances associated with, our international stores and product and service offerings are exposed to foreign exchange rate fluctuations. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities in foreign currencies including British Pounds, Euros, and Japanese Yen. When the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.
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
We Could Be Harmed by Data Loss or Other Security Breaches
Because we collect, process, store, and transmit large amounts of data, including confidential, sensitive, proprietary, and business and personal information, failure to prevent or mitigate data loss, theft, misuse, or other security breaches or vulnerabilities affecting our or our vendors’ or customers’ technology, products, and systems, could expose us or our customers to a risk of loss, disclosure, or misuse of such information, adversely affect our operating results, result in litigation, regulatory action (including under privacy or data protection laws), and potential liability for us, deter customers or sellers from using our stores and services, and otherwise harm our business and reputation. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Some of our systems have experienced past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Although we have developed systems and processes that are designed to protect customer information and prevent such incidents, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or customer, such measures cannot provide absolute security and may fail to operate as intended or be circumvented.
We Face Risks Related to System Interruption and Lack of Redundancy
We experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently accepting or fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. Steps we take to add software and hardware, upgrade our systems and network infrastructure, and improve the stability and efficiency of our systems may not be sufficient to avoid system interruptions or delays that could adversely affect our operating results.
Our computer and communications systems and operations in the past have been, or in the future could be, damaged or interrupted due to events such as natural or man-made disasters, extreme weather, geopolitical events and security issues (including terrorist attacks and armed hostilities), computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders and providing services, which could make our product and service offerings less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, our insurance may not provide sufficient coverage to compensate for related losses. Any of these events could damage our reputation and be expensive to remedy.
We Face Significant Inventory Risk
In addition to risks described elsewhere in this Item 1A relating to fulfillment network and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components requires significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and at times we are unable to sell products in sufficient quantities or to meet demand during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.
We Face Risks Related to Adequately Protecting Our Intellectual Property Rights and Being Accused of Infringing Intellectual Property Rights of Third Parties
We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, and others to protect our proprietary rights. Effective intellectual property protection is not available in every country in which our products and services are made available. We also may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.
We are not always able to discover or determine the extent of any unauthorized use of our proprietary rights. Actions taken by third parties that license our proprietary rights may materially diminish the value of our proprietary rights or reputation. The protection of our intellectual property requires the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property do not always adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.
We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, have in the past, and may in the future, result in the expenditure of significant financial and managerial resources, injunctions against us, or significant payments for damages, including to satisfy indemnification obligations or to obtain licenses from third parties who allege that we have infringed their rights. Such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

Our digital content offerings depend in part on effective digital rights management technology to control access to digital content. Breach or malfunctioning of the digital rights management technology that we use could subject us to claims, and content providers may be unwilling to include their content in our service.
We Have a Rapidly Evolving Business Model and Our Stock Price Is Highly Volatile
We have a rapidly evolving business model. The trading price of our common stock fluctuates significantly in response to, among other risks, the risks described elsewhere in this Item 1A, as well as:

•	changes in interest rates;

•	conditions or trends in the Internet and the industry segments we operate in;

•	quarterly variations in operating results;

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular;

•	changes in financial estimates by us or decisions to increase or decrease future spending or investment levels;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	changes in the valuation methodology of, or performance by, other e-commerce or technology companies; and

•	transactions in our common stock by major investors and certain analyst reports, news, and speculation.
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
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, physical, e-commerce, and omnichannel retail, digital content, web services, electronic devices, artificial intelligence technologies and services, and other products and services that we offer or sell. These regulations and laws cover taxation, privacy, data protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, data protection, and personal privacy apply to aspects of our operations such as the Internet, e-commerce, digital content, web services, electronic devices, and artificial intelligence technologies and services. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews and investigations by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. For example, the European Commission announced that it has opened an investigation to assess whether aspects of our operations with marketplace sellers violate EU competition rules. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations.
Claims, Litigation, Government Investigations, and Other Proceedings May Adversely Affect Our Business and Results of Operations
As an innovative company offering a wide range of consumer and business products and services around the world, we are regularly subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including patent and other intellectual property matters, taxes, labor and employment, competition and antitrust, privacy and data protection, consumer protection, commercial disputes, goods and services offered by us and by third parties, and other matters. The number and scale of these proceedings have increased over time as our businesses have expanded in scope and geographic reach and our products, services, and operations have become more complex and available to, and used by, more people. Any of these types of proceedings can have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could involve licenses, sanctions, consent decrees, or orders requiring us to make substantial future payments, preventing us from offering certain products or services, requiring us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.
We Face Additional Tax Liabilities and Collection Obligations
We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. For example, the European Union, certain member states, and other countries have proposed or enacted taxes on online advertising and marketplace service revenues. Our results of operations and cash flows could be adversely effected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting or collection obligations by the effective date.
Our tax expense and liabilities are also affected by other factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, and changes in our deferred tax assets and liabilities and their valuation. Significant judgment is required in evaluating and estimating our tax expense and liabilities. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, the legislation known as the U.S. Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”) requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.
We are also subject to tax controversies in various jurisdictions that can result in tax assessments against us. Developments in an audit, investigation, or other tax controversy can have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical tax accruals.
Our Supplier Relationships Subject Us to a Number of Risks
We have significant suppliers, including content and technology licensors, and in some cases, limited or single-sources of supply, that are important to our sourcing, services, manufacturing, and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components, or services, particular payment terms, or the extension of credit limits. Decisions by our current suppliers to stop selling or licensing merchandise, content, components, or services to us on acceptable terms, or delay delivery, including as a result of one or more supplier bankruptcies due to poor economic conditions, as a result of natural disasters, or for other reasons, may result in our being unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all. In addition, violations by our suppliers or other vendors of applicable laws, regulations, contractual terms, intellectual property rights of others, or our Supply Chain Standards, as well as products or practices regarded as unethical, unsafe, or hazardous, could expose us to claims, damage our reputation, limit our growth, and negatively affect our operating results.
We Are Subject to Risks Related to Government Contracts and Related Procurement Regulations
Our contracts with U.S., as well as state, local, and foreign, government entities are subject to various procurement regulations and other requirements relating to their formation, administration, and performance. We are subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, some of these contracts provide for termination by the government at any time, without cause.
We Are Subject to Product Liability Claims When People or Property Are Harmed by the Products We Sell or Manufacture
Some of the products we sell or manufacture expose us to product liability or food safety claims relating to personal injury or illness, death, or environmental or property damage, and can require product recalls or other actions. Third parties who sell products using our services and stores increase our exposure to product liability claims, such as when these sellers do not have sufficient protection from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Although we impose contractual terms on sellers that are intended to prohibit sales of certain type of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such agreements. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.
We Are Subject to Payments-Related Risks
We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options we offer to our customers, we currently are subject to, and may become subject to additional, regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain Amazon-branded payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. We also offer co-branded credit card programs, which could adversely affect our operating results if renewed on less favorable terms or terminated. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with these rules or requirements, as well as any breach, compromise, or failure to otherwise detect or prevent fraudulent activity involving our data security systems, could result in our being liable for card issuing banks’ costs, subject to fines and higher transaction fees, and loss of our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.
In addition, we provide regulated services in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we provide services to third parties to facilitate payments on their behalf. Jurisdictions subject us to requirements for licensing, regulatory inspection, bonding and capital maintenance, the use, handling, and segregation of transferred funds, consumer disclosures, maintaining or processing data, and authentication. We are also subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services.
We Are Impacted by Fraudulent or Unlawful Activities of Sellers
The law relating to the liability of online service providers is currently unsettled. In addition, governmental agencies have in the past and could in the future require changes in the way this business is conducted. Under our seller programs, we maintain policies and processes designed to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions, and to prevent sellers in our stores or through other stores from selling unlawful, counterfeit, pirated, or stolen goods, selling goods in an unlawful or unethical manner, violating the proprietary rights of others, or otherwise violating our policies. When these policies and processes are circumvented or fail to operate sufficiently, it can harm our business or damage our reputation and we could face civil or criminal liability for unlawful activities by our sellers. Under our A2Z Guarantee, we reimburse buyers for payments up to certain limits in these situations, and as our third-party seller sales grow, the cost of this program will increase and could negatively affect our operating results.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2019, we operated the following facilities (in thousands):

Description of Use	Leased Square Footage (1)	Owned Square Footage	Location
Office space	18,051	4,961	North America
Office space	15,863	1,831	International
Physical stores (2)	20,072	662	North America
Physical stores (2)	169	—	International
Fulfillment, data centers, and other	187,148	5,591	North America
Fulfillment, data centers, and other	76,868	2,570	International
Total	318,171	15,615
 ___________________

(1)	For leased properties, represents the total leased space excluding sub-leased space.

(2)	This includes 564 North America and 7 International stores as of December 31, 2019.

Segment	Leased Square Footage (1)	Owned Square Footage (1)
North America	199,473	1,983
International	74,231	958
AWS	10,553	5,882
Total	284,257	8,823
 ___________________

(1)
Segment amounts exclude corporate facilities. Shared facilities are allocated among the segments based on usage and primarily relate to facilities that hold our technology infrastructure. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Segment Information.”

We own and lease our corporate headquarters in Seattle, Washington and Arlington, Virginia.

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
Holders
As of January 22, 2020, there were 3,169 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
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

	Year Ended December 31,
	2015	2016	2017 (1)	2018	2019
	(in millions, except per share data)
Statements of Operations:
Net sales	$107,006	$135,987	$177,866	$232,887	$280,522
Operating income	$2,233	$4,186	$4,106	$12,421	$14,541
Net income (loss)	$596	$2,371	$3,033	$10,073	$11,588
Basic earnings per share (2)	$1.28	$5.01	$6.32	$20.68	$23.46
Diluted earnings per share (2)	$1.25	$4.90	$6.15	$20.14	$23.01
Weighted-average shares used in computation of earnings per share:
Basic	467	474	480	487	494
Diluted	477	484	493	500	504
Statements of Cash Flows:
Net cash provided by (used in) operating activities (3)	$11,909	$17,203	$18,365	$30,723	$38,514

	December 31,
	2015	2016	2017	2018	2019 (4)
	(in millions)
Balance Sheets:
Total assets	$64,747	$83,402	$131,310	$162,648	$225,248
Total long-term obligations	$17,477	$20,301	$45,718	$50,708	$75,376
 ___________________

(1)	We acquired Whole Foods Market on August 28, 2017. The results of Whole Foods Market have been included in our results of operation from the date of acquisition.

(2)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies.”

(3)
As a result of the adoption of new accounting guidance, we retrospectively adjusted our consolidated statements of cash flows to add restricted cash to cash and cash equivalents, which restated cash provided by operating activities by $(130) million, $(69) million, and $(69) million in 2015, 2016, and 2017. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies” for additional information.

(4)
As a result of the adoption of new accounting guidance on January 1, 2019, we recognized lease assets and liabilities for operating leases with terms of more than twelve months. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies” for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, seasonality, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”
Overview
Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered through our stores include merchandise and content we have purchased for resale and products offered by third-party sellers, and we also manufacture and sell electronic devices and produce media content. Generally, we recognize gross revenue from items we sell from our inventory as product sales and recognize our net share of revenue of items sold by third-party sellers as service sales. We seek to increase unit sales across our stores, through increased product selection, across numerous product categories. We also offer other services such as compute, storage, and database offerings, fulfillment, advertising, publishing, and digital content subscriptions.
Our financial focus is on long-term, sustainable growth in free cash flows1. Free cash flows are driven primarily by increasing operating income and efficiently managing working capital2 and cash capital expenditures, including our decision to purchase or lease property and equipment. Increases in operating income primarily result from increases in sales of products and services and efficiently managing our operating costs, partially offset by investments we make in longer-term strategic initiatives, including capital expenditures focused on improving the customer experience. To increase sales of products and services, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery and performance times, increasing selection, producing original content, increasing product categories and service offerings, expanding product information, improving ease of use, improving reliability, and earning customer trust.
We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, costs necessary to run AWS, and a portion of our marketing costs. Our fixed costs include the costs necessary to build and run our technology infrastructure; to build, enhance, and add features to our online stores, web services, electronic devices, and digital offerings; and to build and optimize our fulfillment and delivery networks and related facilities. Variable costs generally change directly with sales volume, while fixed costs generally are dependent on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct sourcing, increase discounts from suppliers, and reduce defects in our processes. To minimize unnecessary growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

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
We expect spending in technology and content will increase over time as we add computer scientists, designers, software and hardware engineers, and merchandising employees. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We seek to invest efficiently in several areas of technology and content, including AWS, and expansion of new and existing product categories and service offerings, as well as in technology infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power, the advances of wireless connectivity, and the practical applications of artificial intelligence and machine learning, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. To best take advantage of these continued advances in technology, we are investing in initiatives to build and deploy innovative and efficient software and electronic devices. We are also investing in AWS, which offers a broad set of global compute, storage, database, and other service offerings to developers and enterprises of all sizes.
We seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe this compensation model aligns the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 507 million and 512 million as of December 31, 2018 and 2019.
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
Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2019, we would have recorded an additional cost of sales of approximately $230 million.
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

Recent Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies.”
Liquidity and Capital Resources
Cash flow information, which reflects retrospective adjustments to our consolidated statements of cash flows as described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” is as follows (in millions):

	Year Ended December 31,
	2018	2019
Cash provided by (used in):
Operating activities	$30,723	$38,514
Investing activities	(12,369)	(24,281)
Financing activities	(7,686)	(10,066)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $41.3 billion and $55.0 billion as of December 31, 2018 and 2019. Amounts held in foreign currencies were $13.8 billion and $15.3 billion as of December 31, 2018 and 2019, and were primarily Euros, British Pounds, and Japanese Yen.
Cash provided by (used in) operating activities was $30.7 billion and $38.5 billion in 2018 and 2019. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow in 2019, compared to the prior year, is primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(12.4) billion and $(24.3) billion in 2018 and 2019, with the variability caused primarily by our decision to purchase or lease property and equipment and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $11.3 billion, and $12.7 billion in 2018 and 2019, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth in technology infrastructure (the majority of which is to support AWS). We made cash payments, net of acquired cash, related to acquisition and other investment activity of $2.2 billion and $2.5 billion in 2018 and 2019.
Cash provided by (used in) financing activities was $(7.7) billion and $(10.1) billion in 2018 and 2019. Cash outflows from financing activities result from principal repayments of finance leases and financing obligations and repayments of long-term debt and other, and were $8.5 billion and $12.3 billion in 2018 and 2019. Property and equipment acquired under finance leases was $10.6 billion and $13.7 billion in 2018 and 2019, with the increase reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time.
We had no borrowings outstanding under the commercial paper program (the “Commercial Paper Program”) or unsecured revolving credit facility (the “Credit Agreement”) and $740 million of borrowings outstanding under our $740 million secured revolving credit facility (the “Credit Facility”) as of December 31, 2019. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.
In 2018 and 2019, we recorded net tax provisions of $1.2 billion and $2.4 billion. Certain foreign subsidiary earnings are subject to U.S. taxation under the U.S. Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts. As of December 31, 2019, cash, cash equivalents, and marketable securities held by foreign subsidiaries was $13.4 billion.
Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income. The U.S. Tax Act enhanced and extended accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. Cash taxes paid (net of refunds) were $1.2 billion and $881 million for 2018 and 2019. As of December 31, 2019, we had approximately $1.7 billion of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal tax credits we expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg tax authorities computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” and “Other assets” on our consolidated balance sheets. As of December 31, 2018 and 2019, restricted cash, cash equivalents, and marketable securities were $426 million and $321 million. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $15.7 billion as of December 31, 2019. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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

	Year Ended December 31,
	2018	2019
Net Sales:
North America	$141,366	$170,773
International	65,866	74,723
AWS	25,655	35,026
Consolidated	$232,887	$280,522
Year-over-year Percentage Growth:
North America	33%	21%
International	21	13
AWS	47	37
Consolidated	31	20
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	33%	21%
International	19	17
AWS	47	37
Consolidated	30	22
Net sales mix:
North America	61%	61%
International	28	27
AWS	11	12
Consolidated	100%	100%
Sales increased 20% in 2019, compared to the prior year. Changes in foreign currency exchange rates impacted net sales by $1.3 billion and $(2.6) billion for 2018 and 2019. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 21% in 2019, compared to the prior year. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection.
International sales increased 13% in 2019, compared to the prior year. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection. Changes in foreign currency exchange rates impacted International net sales by $1.3 billion and $(2.4) billion in 2018 and 2019.
AWS sales increased 37% in 2019, compared to the prior year. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Year Ended December 31,
	2018	2019
Operating Income (Loss):
North America	$7,267	$7,033
International	(2,142)	(1,693)
AWS	7,296	9,201
Consolidated	$12,421	$14,541
Operating income was $12.4 billion and $14.5 billion for 2018 and 2019. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The decrease in North America operating income in absolute dollars in 2019, compared to the prior year, is primarily due to increased shipping costs and marketing expense, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales and slower growth in certain operating expenses. Changes in foreign exchange rates impacted operating income by $17 million and $23 million for 2018 and 2019.
The decrease in International operating loss in absolute dollars in 2019, compared to the prior year, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales, and slower growth in certain operating expenses, partially offset by increased marketing expense. Changes in foreign exchange rates impacted operating loss by $258 million and $(116) million for 2018 and 2019.
The increase in AWS operating income in absolute dollars in 2019, compared to the prior year, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and payroll and related expenses, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $(49) million and $273 million for 2018 and 2019.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Year Ended December 31,
	2018	2019
Operating expenses:
Cost of sales	$139,156	$165,536
Fulfillment	34,027	40,232
Technology and content	28,837	35,931
Marketing	13,814	18,878
General and administrative	4,336	5,203
Other operating expense (income), net	296	201
Total operating expenses	$220,466	$265,981
Year-over-year Percentage Growth:
Cost of sales	24%	19%
Fulfillment	35	18
Technology and content	27	25
Marketing	37	37
General and administrative	18	20
Other operating expense (income), net	38	(32)
Percent of Net Sales:
Cost of sales	59.8%	59.0%
Fulfillment	14.6	14.3
Technology and content	12.4	12.8
Marketing	5.9	6.7
General and administrative	1.9	1.9
Other operating expense (income), net	0.1	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in 2019, compared to the prior year, is primarily due to increased product and shipping costs resulting from increased sales.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $27.7 billion and $37.9 billion in 2018 and 2019. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
Costs to operate our AWS segment are primarily classified as “Technology and content” as we leverage a shared infrastructure that supports both our internal technology requirements and external sales to AWS customers.

Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International fulfillment centers, physical stores, and customer service centers and payment processing costs. While AWS payment processing and related transaction costs are included in fulfillment, AWS costs are primarily classified as “Technology and content.” Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, the extent to which third party sellers utilize Fulfillment by Amazon services, timing of fulfillment network and physical store expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction costs are higher as a percentage of sales versus our retail sales, sales by our sellers have higher payment processing costs as a percent of net sales.
The increase in fulfillment costs in absolute dollars in 2019, compared to the prior year, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels and costs from expanding our fulfillment network, which includes physical stores.
We seek to expand our fulfillment network to accommodate a greater selection and in-stock inventory levels and to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We regularly evaluate our facility requirements.
Technology and Content
Technology and content costs include payroll and related expenses for employees involved in the research and development of new and existing products and services, development, design, and maintenance of our stores, curation and display of products and services made available in our online stores, and infrastructure costs. Infrastructure costs include servers, networking equipment, and data center related depreciation and amortization, rent, utilities, and other expenses necessary to support AWS and other Amazon businesses. Collectively, these costs reflect the investments we make in order to offer a wide variety of products and services to our customers.
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in 2019, compared to the prior year, is primarily due to an increase in spending on technology infrastructure and increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. We expect technology and content costs to grow at a slower rate in 2020 due to an increase in the estimated useful life of our servers, which will impact each of our segments. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies — Use of Estimates” for additional information on the change in estimated useful life of our servers.
Marketing
Marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities, including sales commissions related to AWS. We direct customers to our stores primarily through a number of marketing channels, such as our sponsored search, third party customer referrals, social and online advertising, television advertising, and other initiatives. Our marketing costs are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing costs.
The increase in marketing costs in absolute dollars in 2019, compared to the prior year, is primarily due to increased spending on marketing channels, as well as payroll and related expenses for personnel engaged in marketing and selling activities.
While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
The increase in general and administrative costs in absolute dollars in 2019, compared to the prior year, is primarily due to increases in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $296 million and $201 million during 2018 and 2019, and is primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $440 million and $832 million during 2018 and 2019. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $1.4 billion and $1.6 billion in 2018 and 2019. The increase is primarily related to finance leases.
Our long-term lease liabilities were $9.7 billion and $39.8 billion as of December 31, 2018 and 2019. Our long-term debt was $23.5 billion and $23.4 billion as of December 31, 2018 and 2019. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Leases and Note 6 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(183) million and $203 million during 2018 and 2019. The primary components of other income (expense), net are related to equity securities and warrant valuations and foreign currency.
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
We recorded a provision for income taxes of $1.2 billion and $2.4 billion in 2018 and 2019. Our provision for income taxes in 2019 was higher than in 2018 primarily due to an increase in U.S. pre-tax income, a decline in excess tax benefits from stock-based compensation, and the one-time provisional tax benefit of the U.S. Tax Act recognized in 2018.
Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income. The U.S. Tax Act enhanced and extended accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. As of December 31, 2019, we had approximately $1.7 billion of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit.
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

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2018 and 2019 (in millions):

	Year Ended December 31,
	2018	2019
Net cash provided by (used in) operating activities	$30,723	$38,514
Purchases of property and equipment, net of proceeds from sales and incentives	(11,323)	(12,689)
Free cash flow	$19,400	$25,825

Net cash provided by (used in) investing activities	$(12,369)	$(24,281)
Net cash provided by (used in) financing activities	$(7,686)	$(10,066)
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2018 and 2019 (in millions):

	Year Ended December 31,
	2018	2019
Net cash provided by (used in) operating activities	$30,723	$38,514
Purchases of property and equipment, net of proceeds from sales and incentives	(11,323)	(12,689)
Free cash flow	19,400	25,825
Principal repayments of finance leases (1)	(7,449)	(9,628)
Principal repayments of financing obligations (1)	(337)	(27)
Free cash flow less principal repayments of finance leases and financing obligations	$11,614	$16,170

Net cash provided by (used in) investing activities	$(12,369)	$(24,281)
Net cash provided by (used in) financing activities	$(7,686)	$(10,066)
_______________
(1) Amounts for 2018 have not been retrospectively adjusted.

Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2018 and 2019 (in millions):

	Year Ended December 31,
	2018	2019
Net cash provided by (used in) operating activities	$30,723	$38,514
Purchases of property and equipment, net of proceeds from sales and incentives	(11,323)	(12,689)
Free cash flow	19,400	25,825
Equipment acquired under finance leases (1)	(10,615)	(12,916)
Principal repayments of all other finance leases (2)	—	(392)
Principal repayments of financing obligations	(337)	(27)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$8,448	$12,490

Net cash provided by (used in) investing activities	$(12,369)	$(24,281)
Net cash provided by (used in) financing activities	$(7,686)	$(10,066)
___________________

(1)
For the twelve months ended December 31, 2019, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $13,723 million. Amounts for 2018 have not been retrospectively adjusted.

(2)
For the twelve months ended December 31, 2019, this amount relates to property included in “Principal repayments of finance leases” of $9,628 million. Amounts for 2018 have not been retrospectively adjusted.

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

	Year Ended December 31, 2018			Year Ended December 31, 2019
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$232,887	$(1,253)	$231,634	$280,522	$2,560	$283,082
Operating expenses	220,466	(1,027)	219,439	265,981	2,740	268,721
Operating income	12,421	(226)	12,195	14,541	(180)	14,361
___________________

(1)	Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
Guidance
We provided guidance on January 30, 2020, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of January 30, 2020, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part I, “Risk Factors.”
First Quarter 2020 Guidance

•
Net sales are expected to be between $69.0 billion and $73.0 billion, or to grow between 16% and 22% compared with first quarter 2019. This guidance anticipates a favorable impact of approximately 5 basis points from foreign exchange rates.

•
Operating income is expected to be between $3.0 billion and $4.2 billion, compared with $4.4 billion in first quarter 2019. This guidance includes approximately $800 million lower depreciation expense due to an increase in the estimated useful life of our servers beginning on January 1, 2020.

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
The following table provides information about our cash equivalents and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted-average interest rates as of December 31, 2019 (in millions, except percentages):

	2020	2021	2022	2023	2024	Thereafter	Total	Estimated Fair Value as of December 31, 2019
Money market funds	$18,850	$—	$—	$—	$—	$—	$18,850	$18,850
Weighted average interest rate	1.09%	—%	—%	—%	—%	—%	1.09%
Corporate debt securities	7,629	2,988	1,052	152	8	—	11,829	11,881
Weighted average interest rate	2.29%	2.63%	2.57%	2.38%	2.90%	—%	2.41%
U.S. government and agency securities	4,893	1,634	486	43	16	—	7,072	7,080
Weighted average interest rate	1.64%	2.09%	2.01%	2.29%	2.03%	—%	1.77%
Asset-backed securities	1,492	546	180	95	38	—	2,351	2,360
Weighted average interest rate	2.57%	2.52%	2.53%	2.29%	2.52%	—%	2.54%
Foreign government and agency securities	4,630	168	4	—	2	—	4,804	4,794
Weighted average interest rate	1.90%	2.57%	2.08%	—%	2.30%	—%	1.92%
Other fixed income securities	93	94	129	75	—	—	391	394
Weighted average interest rate	2.39%	2.32%	2.10%	1.92%	—%	—%	2.19%
	$37,587	$5,430	$1,851	$365	$64	$—	$45,297
Cash equivalents and marketable fixed income securities								$45,359

As of December 31, 2019, we had $24.8 billion of debt, including the current portion, primarily consisting of the following fixed rate unsecured debt (in millions):

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
Based upon quoted market prices and Level 2 inputs, the fair value of our total debt was $27.8 billion as of December 31, 2019.
Foreign Exchange Risk
During 2019, net sales from our International segment accounted for 27% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the year compared to rates in effect the prior year, International segment net sales decreased by $2.4 billion in comparison with the prior year.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2019, of $15.3 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $765 million, $1.5 billion, and $3.1 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of December 31, 2019, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $195 million, $385 million, and $775 million, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of December 31, 2019, our recorded value in equity and equity warrant investments in public and private companies was $3.3 billion. Our equity and equity warrant investments in publicly traded companies represent $679 million of our investments as of December 31, 2019, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity investments in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 30, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions
Description of the Matter
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions and, as discussed in Note 9 of the consolidated financial statements, during the ordinary course of business, there are many tax positions for which the ultimate tax determination is uncertain. As a result, significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2019, the Company accrued liabilities of $3.9 billion for various tax contingencies.
Auditing the measurement of the Company’s tax contingencies was challenging because the evaluation of whether a tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex, involves significant judgment, and is based on interpretations of tax laws and legal rulings.

How We Addressed the Matter in Our Audit
We tested controls over the Company’s process to assess the technical merits of its tax contingencies, including controls over the assessment as to whether a tax position is more likely than not to be sustained, management’s process to measure the benefit of its tax positions, and the development of the related disclosures.
We involved our international tax, transfer pricing, and research and development tax professionals in assessing the technical merits of certain of the Company’s tax positions. Depending on the nature of the specific tax position and, as applicable, developments with the relevant tax authorities relating thereto, our procedures included obtaining and examining the Company’s analysis including the Company’s correspondence with such tax authorities and evaluating the underlying facts upon which the tax positions are based. We used our knowledge of, and experience with, international, transfer pricing, and other income tax laws by the relevant income tax authorities to evaluate the Company’s accounting for its tax contingencies. We evaluated developments in the applicable regulatory environments to assess potential effects on the Company’s positions. We analyzed the Company’s assumptions and data used to determine the amount of tax benefits to recognize and tested the accuracy of the Company’s calculations. We have also evaluated the Company’s income tax disclosures included in Note 9 in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.
Seattle, Washington
January 30, 2020

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2018	2019
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$19,934	$21,856	$32,173
OPERATING ACTIVITIES:
Net income	3,033	10,073	11,588
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	11,478	15,341	21,789
Stock-based compensation	4,215	5,418	6,864
Other operating expense (income), net	202	274	164
Other expense (income), net	(292)	219	(249)
Deferred income taxes	(29)	441	796
Changes in operating assets and liabilities:
Inventories	(3,583)	(1,314)	(3,278)
Accounts receivable, net and other	(4,780)	(4,615)	(7,681)
Accounts payable	7,100	3,263	8,193
Accrued expenses and other	283	472	(1,383)
Unearned revenue	738	1,151	1,711
Net cash provided by (used in) operating activities	18,365	30,723	38,514
INVESTING ACTIVITIES:
Purchases of property and equipment	(11,955)	(13,427)	(16,861)
Proceeds from property and equipment sales and incentives	1,897	2,104	4,172
Acquisitions, net of cash acquired, and other	(13,972)	(2,186)	(2,461)
Sales and maturities of marketable securities	9,677	8,240	22,681
Purchases of marketable securities	(12,731)	(7,100)	(31,812)
Net cash provided by (used in) investing activities	(27,084)	(12,369)	(24,281)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	16,228	768	2,273
Repayments of long-term debt and other	(1,301)	(668)	(2,684)
Principal repayments of finance leases	(4,799)	(7,449)	(9,628)
Principal repayments of financing obligations	(200)	(337)	(27)
Net cash provided by (used in) financing activities	9,928	(7,686)	(10,066)
Foreign currency effect on cash, cash equivalents, and restricted cash	713	(351)	70
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,922	10,317	4,237
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$21,856	$32,173	$36,410
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$328	$854	$875
Cash paid for operating leases	—	—	3,361
Cash paid for interest on finance leases	200	381	647
Cash paid for interest on financing obligations	119	194	39
Cash paid for income taxes, net of refunds	957	1,184	881
Assets acquired under operating leases	—	—	7,870
Property and equipment acquired under finance leases	9,637	10,615	13,723
Property and equipment acquired under build-to-suit arrangements	3,541	3,641	1,362
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2017	2018	2019
Net product sales	$118,573	$141,915	$160,408
Net service sales	59,293	90,972	120,114
Total net sales	177,866	232,887	280,522
Operating expenses:
Cost of sales	111,934	139,156	165,536
Fulfillment	25,249	34,027	40,232
Technology and content	22,620	28,837	35,931
Marketing	10,069	13,814	18,878
General and administrative	3,674	4,336	5,203
Other operating expense (income), net	214	296	201
Total operating expenses	173,760	220,466	265,981
Operating income	4,106	12,421	14,541
Interest income	202	440	832
Interest expense	(848)	(1,417)	(1,600)
Other income (expense), net	346	(183)	203
Total non-operating income (expense)	(300)	(1,160)	(565)
Income before income taxes	3,806	11,261	13,976
Provision for income taxes	(769)	(1,197)	(2,374)
Equity-method investment activity, net of tax	(4)	9	(14)
Net income	$3,033	$10,073	$11,588
Basic earnings per share	$6.32	$20.68	$23.46
Diluted earnings per share	$6.15	$20.14	$23.01
Weighted-average shares used in computation of earnings per share:
Basic	480	487	494
Diluted	493	500	504
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2017	2018	2019
Net income	$3,033	$10,073	$11,588
Other comprehensive income (loss):
Net change in foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of $5, $6, and $(5)	533	(538)	78
Reclassification adjustment for foreign currency translation included in “Other operating expense (income), net,” net of tax of $0, $0, and $29	—	—	(108)
Net foreign currency translation adjustments	533	(538)	(30)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $5, $0, and $(12)	(39)	(17)	83
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, and $0	7	8	(4)
Net unrealized gains (losses) on available-for-sale debt securities	(32)	(9)	79
Total other comprehensive income (loss)	501	(547)	49
Comprehensive income	$3,534	$9,526	$11,637
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$31,750	$36,092
Marketable securities	9,500	18,929
Inventories	17,174	20,497
Accounts receivable, net and other	16,677	20,816
Total current assets	75,101	96,334
Property and equipment, net	61,797	72,705
Operating leases	—	25,141
Goodwill	14,548	14,754
Other assets	11,202	16,314
Total assets	$162,648	$225,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,192	$47,183
Accrued expenses and other	23,663	32,439
Unearned revenue	6,536	8,190
Total current liabilities	68,391	87,812
Long-term lease liabilities	9,650	39,791
Long-term debt	23,495	23,414
Other long-term liabilities	17,563	12,171
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 514 and 521
Outstanding shares — 491 and 498	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	26,791	33,658
Accumulated other comprehensive income (loss)	(1,035)	(986)
Retained earnings	19,625	31,220
Total stockholders’ equity	43,549	62,060
Total liabilities and stockholders’ equity	$162,648	$225,248
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2017	477	$5	$(1,837)	$17,186	$(985)	$4,916	$19,285
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	—	—	—	687	687
Net income	—	—	—	—	—	3,033	3,033
Other comprehensive income (loss)	—	—	—	—	501	—	501
Exercise of common stock options	7	—	—	1	—	—	1
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	4,202	—	—	4,202
Balance as of December 31, 2017	484	5	(1,837)	21,389	(484)	8,636	27,709
Cumulative effect of change in accounting principles related to revenue recognition, income taxes, and financial instruments	—	—	—	—	(4)	916	912
Net income	—	—	—	—	—	10,073	10,073
Other comprehensive income (loss)	—	—	—	—	(547)	—	(547)
Exercise of common stock options	7	—	—	—	—	—	—
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	5,402	—	—	5,402
Balance as of December 31, 2018	491	5	(1,837)	26,791	(1,035)	19,625	43,549
Cumulative effect of change in accounting principle related to leases	—	—	—	—	—	7	7
Net income	—	—	—	—	—	11,588	11,588
Other comprehensive income (loss)	—	—	—	—	49	—	49
Exercise of common stock options	7	—	—	—	—	—	—
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	6,867	—	—	6,867
Balance as of December 31, 2019	498	$5	$(1,837)	$33,658	$(986)	$31,220	$62,060
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
We seek to be Earth’s most customer-centric company. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, and content creators. We serve consumers through our online and physical stores and focus on selection, price, and convenience. We offer programs that enable sellers to sell their products in our stores and fulfill orders through us, and programs that allow authors, musicians, filmmakers, skill and app developers, and others to publish and sell content. We serve developers and enterprises of all sizes through our AWS segment, which offers a broad set of global compute, storage, database, and other service offerings. We also manufacture and sell electronic devices. In addition, we provide services, such as advertising to sellers, vendors, publishers, and authors, through programs such as sponsored ads, display, and video advertising.
We have organized our operations into three segments: North America, International, and AWS. See “Note 10 — Segment Information.”
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including the addition of restricted cash to cash and cash equivalents on our consolidated statements of cash flows and the reclassification of long-term capital lease obligations that existed at December 31, 2018 from “Other long-term liabilities” to “Long-term lease liabilities” within the consolidated balance sheets, as a result of the adoption of new accounting guidance. See “Accounting Pronouncements Recently Adopted.”
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, and inventory valuation. Actual results could differ materially from those estimates. For example, in Q4 2019 we completed a useful life study for our servers and are increasing the useful life from three years to four years for servers in January 2020, which, based on servers that are included in “Property and equipment, net” as of December 31, 2019, will have an anticipated impact to our 2020 operating income of $2.3 billion.
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

The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2017	2018	2019
Shares used in computation of basic earnings per share	480	487	494
Total dilutive effect of outstanding stock awards	13	13	10
Shares used in computation of diluted earnings per share	493	500	504

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
Subscription services - Our subscription sales include fees associated with Amazon Prime memberships and access to content including audiobooks, digital video, digital music, e-books, and other non-AWS subscription services. Prime memberships provide our customers with access to an evolving suite of benefits that represent a single stand-ready obligation. Subscriptions are paid for at the time of or in advance of delivering the services. Revenue from such arrangements is recognized over the subscription period.
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
Return Allowances
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and other” and were $468 million, $623 million, and $712 million as of December 31, 2017, 2018, and 2019. Additions to the allowance were $1.8 billion, $2.3 billion, and $2.5 billion and deductions from the allowance were $1.9 billion, $2.3 billion, and $2.5 billion in 2017, 2018, and 2019. Included in “Inventories” on our consolidated balance sheets are assets totaling $406 million, $519 million, and $629 million as of December 31, 2017, 2018, and 2019, for the rights to recover products from customers associated with our liabilities for return allowances.
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music. Shipping costs to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “Fulfillment” on our consolidated statements of operations.

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
Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International segments’ fulfillment centers, physical stores, and customer service centers, including costs attributable to buying, receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; payment processing and related transaction costs, including costs associated with our guarantee for certain seller transactions; responding to inquiries from customers; and supply chain management for our manufactured electronic devices. Fulfillment costs also include amounts paid to third parties that assist us in fulfillment and customer service operations.
Technology and Content
Technology and content costs include payroll and related expenses for employees involved in the research and development of new and existing products and services, development, design, and maintenance of our stores, curation and display of products and services made available in our online stores, and infrastructure costs. Infrastructure costs include servers, networking equipment, and data center related depreciation and amortization, rent, utilities, and other expenses necessary to support AWS and other Amazon businesses. Collectively, these costs reflect the investments we make in order to offer a wide variety of products and services to our customers. Technology and content costs are generally expensed as incurred.
Marketing
Marketing costs primarily consist of advertising and payroll and related expenses for personnel engaged in marketing and selling activities, including sales commissions related to AWS. We pay commissions to third parties when their customer referrals result in sales. We also participate in cooperative advertising arrangements with certain of our vendors, and other third parties.
Advertising and other promotional costs to market our products and services are expensed as incurred and were $6.3 billion, $8.2 billion, and $11.0 billion in 2017, 2018, and 2019.
General and Administrative
General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses; facilities and equipment expenses, such as depreciation and amortization expense and rent; and professional fees and litigation costs.
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
Other Operating Expense (Income), Net
Other operating expense (income), net, consists primarily of marketing-related, contract-based, and customer-related intangible asset amortization expense, and expenses related to legal settlements.

Other Income (Expense), Net
Other income (expense), net, consists primarily of adjustments to and gains on equity securities of $18 million, $145 million, and $231 million in 2017, 2018, and 2019, equity warrant valuation gains (losses) of $109 million, $(131) million, and $11 million in 2017, 2018, and 2019, and foreign currency gains (losses) of $247 million, $(206) million, and $(20) million in 2017, 2018, and 2019.
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
For our cash, cash equivalents, or marketable securities, we measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of cash, cash equivalents, restricted cash, or marketable securities categorized as Level 3 assets as of December 31, 2018 and 2019.
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2018 and 2019, these warrants had a fair value of $440 million and $669 million, and are recorded within “Other assets” on our consolidated balance sheets. These assets are primarily classified as Level 2 assets.
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
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2018 and 2019, customer receivables, net, were $9.4 billion and $12.6 billion, vendor receivables, net, were $3.2 billion and $4.2 billion, and seller receivables, net, were $710 million and $863 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $348 million, $495 million, and $718 million as of December 31, 2017, 2018, and 2019. Additions to the allowance were $626 million, $878 million, and $1.0 billion, and deductions to the allowance were $515 million, $731 million, and $793 million in 2017, 2018, and 2019.
Software Development Costs
We incur software development costs related to products to be sold, leased, or marketed to external users, internal-use software, and our websites. Software development costs capitalized were not significant for the years presented. All other costs, including those related to design or maintenance, are expensed as incurred.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Incentives that we receive from property and equipment vendors are recorded as a reduction in our costs. Property includes buildings and land that we own, along with property we have acquired under build-to-suit lease arrangements when we have control over the building during the construction period and finance lease arrangements. Equipment includes assets such as servers and networking equipment, heavy equipment, and other fulfillment equipment. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets (generally the lesser of 40 years or the remaining life of the underlying building, three years for our servers, five years for networking equipment, ten years for heavy equipment, and three to seven years for other fulfillment equipment). Depreciation and amortization expense is classified within the corresponding operating expense categories on our consolidated statements of operations.
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

Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on similarly secured borrowings available to us. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases or lease prepayments reclassified from “Other assets” upon lease commencement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
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
Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. Finance lease assets are amortized within operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or, in the instance where title does not transfer at the end of the lease term, the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term.
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
We completed the required annual testing of goodwill for impairment for all reporting units as of April 1, 2019, and determined that goodwill is not impaired as the fair value of our reporting units substantially exceeded their book value. There were no events that caused us to update our annual impairment test. See “Note 5 — Acquisitions, Goodwill, and Acquired Intangible Assets.”
Other Assets
Included in “Other assets” on our consolidated balance sheets are amounts primarily related to acquired intangible assets, net of accumulated amortization; video and music content, net of accumulated amortization; long-term deferred tax assets; certain equity investments; marketable securities restricted for longer than one year, the majority of which are attributable to collateralization of bank guarantees and debt related to our international operations; lease prepayments made prior to lease commencement; and equity warrant assets.
Digital Video and Music Content
We obtain video content, inclusive of episodic television and movies, and music content for customers through licensing agreements that have a wide range of licensing provisions including both fixed and variable payment schedules. When the license fee for a specific video or music title is determinable or reasonably estimable and the content is available to us, we recognize an asset and a corresponding liability for the amounts owed. We reduce the liability as payments are made and we amortize the asset to “Cost of sales” on an accelerated basis, based on estimated usage or viewing patterns, or on a straight-line basis. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded and licensing costs are expensed as incurred. We also develop original video content for which the production costs are capitalized and amortized to “Cost of sales” predominantly on an accelerated basis that follows the viewing patterns associated with the content. The weighted average remaining life of our capitalized video content is 2.7 years.
Our produced and licensed video content is primarily monetized together as a unit, referred to as a film group, in each major geography where we offer Amazon Prime memberships. These film groups are evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The total capitalized costs of video, which is primarily released content, and music as of December 31, 2018 and 2019 were $3.8 billion and $5.8 billion. Total video and music expense was $6.7 billion and $7.8 billion for the year ended December 31, 2018 and 2019. Total video and music expense includes licensing and production costs associated with content offered within Amazon Prime memberships, and costs associated with digital subscriptions and sold or rented content.
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
Equity investments without readily determinable fair values and for which we do not have the ability to exercise significant influence are accounted for at cost with adjustments for observable changes in prices or impairments and are classified as “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations. As of December 31, 2018 and 2019, these investments had a carrying value of $282 million and $1.5 billion.
Equity investments that have readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and measured at fair value with changes recognized in “Other income (expense), net” on our consolidated statement of operations.
We periodically evaluate whether declines in fair values of our investments indicate impairment. For debt securities and equity-method investments, we also evaluate whether declines in fair value of our investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment until a forecasted recovery occurs. Additionally, we assess whether we have plans to sell the security or it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis. Factors considered include: quoted market prices; recent financial results and operating trends; implied values from any recent transactions or offers of investee securities; credit quality of debt instrument issuers; other publicly available information that may affect the value of our investments; duration and severity of the decline in value; and our strategy and intentions for holding the investment.
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
For long-lived assets used in operations, including lease assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2018 and 2019.

Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are liabilities primarily related to leases and asset retirement obligations, payroll and related expenses, unredeemed gift cards, customer liabilities, current debt, acquired digital media content, and other operating expenses.
As of December 31, 2018 and 2019, our liabilities for payroll related expenses were $3.4 billion and $4.3 billion and our liabilities for unredeemed gift cards were $2.8 billion and $3.3 billion. We reduce the liability for a gift card when redeemed by a customer. The portion of gift cards that we do not expect to be redeemed is recognized based on customer usage patterns.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2018 was $7.9 billion, of which $6.3 billion was recognized as revenue during the year ended December 31, 2019 and our total unearned revenue as of December 31, 2019 was $10.2 billion. Included in “Other long-term liabilities” on our consolidated balance sheets was $1.4 billion and $2.0 billion of unearned revenue as of December 31, 2018 and 2019.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $29.8 billion as of December 31, 2019. The weighted average remaining life of our long-term contracts is 3.3 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Other Long-Term Liabilities
Included in “Other long-term liabilities” on our consolidated balance sheets are liabilities primarily related to deferred tax liabilities, financing obligations, asset retirement obligations, tax contingencies, and digital video and music content.
Foreign Currency
We have internationally-focused stores for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these stores is generally the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Foreign currency effect on cash, cash equivalents, and restricted cash,” on our consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded gains (losses) of $202 million, $(186) million, and $95 million in 2017, 2018, and 2019.
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
In February 2016, the FASB issued an ASU amending the accounting for leases, primarily requiring the recognition of lease assets and liabilities for operating leases with terms of more than twelve months on our consolidated balance sheets. Under the new guidance, leases previously described as capital lease obligations and finance lease obligations are now referred to as finance leases and financing obligations, respectively. We adopted this ASU on January 1, 2019 by recording an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies resulting in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The adoption of this ASU resulted in the recognition of operating lease assets and liabilities of approximately $21 billion, which included the reclassification of finance lease obligations to operating leases of $1.2 billion. As of December 31, 2018, amounts related to finance lease obligations and construction liabilities totaled $9.6 billion, of which $1.5 billion was derecognized for buildings that we do not control during the construction period and $5.4 billion and $1.5 billion were reclassified to finance leases and operating leases, respectively.
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

In March 2019, the FASB issued an ASU amending the accounting for film costs, inclusive of episodic television and movie costs. The new guidance aligns the accounting for production costs of episodic television with that of movies by requiring production costs to be capitalized. Previously, we only capitalized a portion of the production costs related to our produced episodic television content. We adopted this ASU as of January 1, 2019 and began capitalizing substantially all of our production costs. Adoption of this ASU resulted in approximately $1.0 billion of incremental capitalized film costs classified in “Other Assets” as of December 31, 2019.

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2018 and 2019, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,406	$—	$—	$10,406
Level 1 securities:
Money market funds	12,515	—	—	12,515
Equity securities				170
Level 2 securities:
Foreign government and agency securities	815	—	—	815
U.S. government and agency securities	11,686	1	(20)	11,667
Corporate debt securities	5,008	1	(19)	4,990
Asset-backed securities	896	—	(4)	892
Other fixed income securities	190	—	(2)	188
Equity securities				33
	$41,516	$2	$(45)	$41,676
Less: Restricted cash, cash equivalents, and marketable securities (2)				(426)
Total cash, cash equivalents, and marketable securities				$41,250

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$9,776	$—	$—	$9,776
Level 1 securities:
Money market funds	18,850	—	—	18,850
Equity securities (1)				202
Level 2 securities:
Foreign government and agency securities	4,794	—	—	4,794
U.S. government and agency securities	7,070	11	(1)	7,080
Corporate debt securities	11,845	37	(1)	11,881
Asset-backed securities	2,355	6	(1)	2,360
Other fixed income securities	393	1	—	394
Equity securities (1)				5
	$55,083	$55	$(3)	$55,342
Less: Restricted cash, cash equivalents, and marketable securities (2)				(321)
Total cash, cash equivalents, and marketable securities				$55,021
___________________

(1)	The related unrealized gain (loss) recorded in “Other income (expense), net” was $4 million for the year ended December 31, 2019.

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

The following table summarizes gross gains and gross losses realized on sales of available-for-sale fixed income marketable securities (in millions):

	Year Ended December 31,
	2017	2018	2019
Realized gains	$5	$2	$11
Realized losses	11	9	7

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of December 31, 2019 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$35,064	$35,071
Due after one year through five years	9,262	9,304
Due after five years through ten years	301	302
Due after ten years	680	682
Total	$45,307	$45,359

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

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2018	December 31, 2019
Cash and cash equivalents	$31,750	$36,092
Restricted cash included in accounts receivable, net and other	418	276
Restricted cash included in other assets	5	42
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$32,173	$36,410

Note 3 — PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2018	2019
Gross property and equipment (1):
Land and buildings	$31,741	$39,223
Equipment	54,591	71,310
Other assets	2,577	3,111
Construction in progress	6,861	6,036
Gross property and equipment	95,770	119,680
Total accumulated depreciation and amortization (1)	33,973	46,975
Total property and equipment, net	$61,797	$72,705

__________________

(1)	Includes the original cost and accumulated depreciation of fully-depreciated assets.
Depreciation and amortization expense on property and equipment was $8.8 billion, $12.1 billion, and $15.1 billion which includes amortization of property and equipment acquired under finance leases of $5.4 billion, $7.3 billion, and $10.1 billion for 2017, 2018, and 2019.

Note 4 — LEASES
Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $36.1 billion and $57.4 billion as of December 31, 2018 and 2019. Accumulated amortization associated with finance leases was $19.8 billion and $30.0 billion as of December 31, 2018 and 2019.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

Year Ended December 31, 2019

Operating lease cost (1)	$3,669
Finance lease cost:
Amortization of lease assets	10,094
Interest on lease liabilities	695
Finance lease cost	10,789
Variable lease cost	966
Total lease cost	$15,424
__________________

(1)	Rental expense under operating lease agreements was $2.2 billion and $3.4 billion for 2017 and 2018.

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

December 31, 2019

Weighted-average remaining lease term – operating leases	11.5
Weighted-average remaining lease term – finance leases	5.5
Weighted-average discount rate – operating leases	3.1%
Weighted-average discount rate – finance leases	2.7%

As of December 31, 2019, our lease liabilities were as follows (in millions):

	Operating Leases	Finance Leases	Total

Gross lease liabilities	$31,963	$28,875	$60,838
Less: imputed interest	(6,128)	(1,896)	(8,024)
Present value of lease liabilities	25,835	26,979	52,814
Less: current portion of lease liabilities	(3,139)	(9,884)	(13,023)
Total long-term lease liabilities	$22,696	$17,095	$39,791

Note 5 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2017 Acquisition Activity
On May 12, 2017, we acquired Souq Group Ltd., an e-commerce company, for approximately $583 million, net of cash acquired, and on August 28, 2017, we acquired Whole Foods Market, a grocery store chain, for approximately $13.2 billion, net of cash acquired. Both acquisitions are intended to expand our retail presence. During 2017, we also acquired certain other companies for an aggregate purchase price of $204 million. The primary reason for our other 2017 acquisitions was to acquire technologies and know-how to enable Amazon to serve customers more effectively.
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
2019 Acquisition Activity
During 2019, we acquired certain companies for an aggregate purchase price of $315 million. The primary reason for these acquisitions, none of which were individually material to our consolidated financial statements, was to acquire technologies and know-how to enable Amazon to serve customers more effectively.
Acquisition-related costs were expensed as incurred and were not significant.
Pro forma results of operations have not been presented because the effects of 2019 acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

Purchase Price Allocation
The aggregate purchase price of these acquisitions was allocated as follows (in millions):

	December 31,
	2017	2018	2019

Purchase Price
Cash paid, net of cash acquired	$13,859	$1,618	$276
Indemnification holdback	104	31	39
	$13,963	$1,649	$315
Allocation
Goodwill	$9,501	$1,228	$189
Intangible assets (1):
Marketing-related	1,987	186	8
Contract-based	440	13	—
Technology-based	166	285	139
Customer-related	54	193	14
	2,647	677	161
Property and equipment	3,810	11	3
Deferred tax assets	117	174	29
Other assets acquired	1,858	282	41
Long-term debt	(1,165)	(176)	(31)
Deferred tax liabilities	(961)	(159)	(34)
Other liabilities assumed	(1,844)	(388)	(43)
	$13,963	$1,649	$315
 ___________________

(1)
Intangible assets acquired in 2017, 2018, and 2019 have estimated useful lives of between one and twenty-five years, two and seven years, and two and seven years, with weighted-average amortization periods of twenty-one years, six years, and five years.

We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income approach. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line basis over their estimated useful lives.
Goodwill
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of the acquired companies is generally not deductible for tax purposes. The following summarizes our goodwill activity in 2018 and 2019 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2018	$11,165	$1,108	$1,077	$13,350
New acquisitions (1)	1,031	177	20	1,228
Other adjustments (2)	(5)	(15)	(10)	(30)
Goodwill - December 31, 2018	12,191	1,270	1,087	14,548
New acquisitions	71	29	89	189
Other adjustments (2)	2	1	14	17
Goodwill - December 31, 2019	$12,264	$1,300	$1,190	$14,754
 ___________________

(1)	Primarily includes the acquisitions of Ring and PillPack in the North America segment.

(2)	Primarily includes changes in foreign exchange rates.

Intangible Assets
Acquired intangible assets, included within “Other assets” on our consolidated balance sheets, consist of the following (in millions):

	December 31,
	2018			2019
	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Weighted Average Life Remaining
Marketing-related	$2,542	$(431)	$2,111	$2,303	$(340)	$1,963	20.7
Contract-based	1,430	(224)	1,206	1,702	(302)	1,400	10.5
Technology- and content-based	941	(377)	564	1,011	(477)	534	3.6
Customer-related	437	(208)	229	282	(130)	152	4.3
Acquired intangibles (2)	$5,350	$(1,240)	$4,110	$5,298	$(1,249)	$4,049	14.3
 ___________________

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.

(2)	Intangible assets have estimated useful lives of between one and twenty-five years.
Amortization expense for acquired intangibles was $366 million, $475 million, and $565 million in 2017, 2018, and 2019. Expected future amortization expense of acquired intangible assets as of December 31, 2019 is as follows (in millions):

Year Ended December 31,
2020	$486
2021	424
2022	391
2023	334
2024	270
Thereafter	2,116
$4,021

Note 6 — DEBT
As of December 31, 2019, we had $23.3 billion of unsecured senior notes outstanding (the “Notes”). As of December 31, 2018 and 2019, the net unamortized discount and debt issuance costs on the Notes was $101 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $715 million and $1.6 billion as of December 31, 2018 and 2019. The face value of our total long-term debt obligations is as follows (in millions):

	December 31,
	2018	2019
2.600% Notes due on December 5, 2019	1,000	—
1.900% Notes due on August 21, 2020 (3)	1,000	1,000
3.300% Notes due on December 5, 2021 (2)	1,000	1,000
2.500% Notes due on November 29, 2022 (1)	1,250	1,250
2.400% Notes due on February 22, 2023 (3)	1,000	1,000
2.800% Notes due on August 22, 2024 (3)	2,000	2,000
3.800% Notes due on December 5, 2024 (2)	1,250	1,250
5.200% Notes due on December 3, 2025 (4)	1,000	1,000
3.150% Notes due on August 22, 2027 (3)	3,500	3,500
4.800% Notes due on December 5, 2034 (2)	1,250	1,250
3.875% Notes due on August 22, 2037 (3)	2,750	2,750
4.950% Notes due on December 5, 2044 (2)	1,500	1,500
4.050% Notes due on August 22, 2047 (3)	3,500	3,500
4.250% Notes due on August 22, 2057 (3)	2,250	2,250
Credit Facility	594	740
Other long-term debt	121	830
Total debt	24,965	24,820
Less current portion of long-term debt	(1,371)	(1,307)
Face value of long-term debt	$23,594	$23,513

_____________________________

(1)	Issued in November 2012, effective interest rate of the 2022 Notes was 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2021, 2024, 2034, and 2044 Notes were 3.43%, 3.90%, 4.92%, and 5.11%.

(3)	Issued in August 2017, effective interest rates of the 2020, 2023, 2024, 2027, 2037, 2047, and 2057 Notes were 2.16%, 2.56%, 2.95%, 3.25%, 3.94%, 4.13%, and 4.33%.

(4)
Consists of $872 million of 2025 Notes issued in December 2017 in exchange for notes assumed in connection with the acquisition of Whole Foods Market and $128 million of 2025 Notes issued by Whole Foods Market that did not participate in our December 2017 exchange offer. The effective interest rate of the 2025 Notes was 3.02%.

Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2017 is payable semi-annually in arrears in February and August. Interest on the 2025 Notes is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the November 2012 and the December 2014 Notes were used for general corporate purposes. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market, to repay notes due in 2017, and for general corporate purposes. The estimated fair value of the Notes was approximately $24.3 billion and $26.2 billion as of December 31, 2018 and 2019, which is based on quoted prices for our debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $740 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until October 2022, bears interest at the London interbank offered rate (“LIBOR”) plus 1.40%, and has a commitment fee of 0.50% on the undrawn portion. There were $594 million and $740 million of borrowings outstanding under the Credit Facility as of December 31, 2018 and 2019, which had a weighted-average interest rate of 3.2% and 3.4% as of December 31, 2018 and 2019. As of December 31, 2018 and 2019, we

have pledged $686 million and $852 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2018 and 2019.
The other debt, including the current portion, had a weighted-average interest rate of 6.0% and 4.1% as of December 31, 2018 and 2019. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2018 and 2019.
As of December 31, 2019, future principal payments for our total debt were as follows (in millions):

Year Ended December 31,
2020	$1,307
2021	1,141
2022	1,773
2023	1,510
2024	3,339
Thereafter	15,750
$24,820

In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Program as of December 31, 2018 and 2019.
In April 2018, in connection with our Commercial Paper Program, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders to increase our borrowing capacity thereunder to $7.0 billion. As amended and restated, the Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2018 and 2019.

Note 7 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating and finance leases and financing obligations for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of December 31, 2019 (in millions):

	Year Ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Debt principal and interest	$2,202	$2,009	$2,603	$2,273	$4,084	$26,019	$39,190
Operating lease liabilities	3,757	3,630	3,226	2,900	2,605	15,845	31,963
Finance lease liabilities, including interest	9,878	7,655	4,060	1,332	989	4,961	28,875
Financing obligations, including interest	142	146	148	150	152	2,452	3,190
Unconditional purchase obligations (1)	4,593	3,641	3,293	3,103	3,000	2,358	19,988
Other commitments (2)(3)	3,837	2,274	1,770	1,439	1,389	12,186	22,895
Total commitments	$24,409	$19,355	$15,100	$11,197	$12,219	$63,821	$146,101
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

(3)	Excludes approximately $3.9 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of December 31, 2018 and 2019, we have pledged or otherwise restricted $575 million and $994 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. Additionally, we have pledged our cash and seller receivables for debt related to our Credit Facility. See “Note 6 — Debt.”
Suppliers
During 2019, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.
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
In June 2018, VoIP-Pal.com, Inc. filed a complaint against Amazon Technologies, Inc. and Amazon.com, Inc. in the United States District Court for the District of Nevada. The complaint alleges, among other things, that the Alexa calling and messaging system, the Alexa app, and Echo, Tap, and Fire devices with Alexa support infringe U.S. Patent Nos. 9,537,762; 9,813,330; 9,826,002; and 9,948,549, all entitled “Producing Routing Messages For Voice Over IP Communications.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. In November 2018, the case was transferred to the United States District Court for the Northern District of California. In November 2019, the District Court entered judgment invalidating all asserted claims of U.S. Patent Nos. 9,537,762; 9,813,330; 9,826,002; and 9,948,549. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
In May 2019, Neodron Ltd. filed a petition with the United States International Trade Commission requesting that the International Trade Commission commence an investigation into the sale of Amazon Fire HD 10 tablets and certain Dell, Hewlett Packard, Lenovo, Microsoft, Motorola, and Samsung devices (the “accused devices”). Neodron’s petition alleges that the accused devices infringe at least one of U.S. Patent Nos. 8,422,173, entitled “Capacitive Position Sensor”; 8,791,910, entitled “Capacitive Keyboard With Position-Dependent Reduced Keying Ambiguity”; 9,024,790, entitled “Capacitive Keyboard With Non-Locking Reduced Keying Ambiguity”; and 9,372,580, entitled “Enhanced Touch Detection Methods.” Neodron is seeking a limited exclusion order preventing the importation of the accused devices into the United States. In December 2019, Neodron withdrew its infringement allegations against Amazon with regard to U.S. Patent No. 9,372,580. In May 2019, Neodron also filed a complaint against Amazon.com, Inc. in the United States District Court for the Western District of Texas. The complaint alleges, among other things, that Amazon’s Fire HD 10 tablet infringes U.S. Patent Nos. 8,422,173, entitled “Capacitive Position Sensor,” and 9,372,580, entitled “Enhanced Touch Detection Methods.” The May 2019 complaint seeks an unspecified amount of damages and interest, a permanent injunction, and enhanced damages. In June 2019, Neodron filed a second complaint against Amazon.com, Inc. in the United States District Court for the Western District of Texas. The complaint alleges, among other things, that Amazon’s Fire HD 10 tablet infringes U.S. Patent Nos. 9,823,784, entitled “Capacitive Touch Screen With Noise Suppression”; 9,489,072, entitled “Noise Reduction In Capacitive Touch Sensors”; and

8,502,547, entitled “Capacitive Sensor.” The June 2019 complaint seeks an unspecified amount of damages and interest, a permanent injunction, and enhanced damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 504 million, 507 million, and 512 million, as of December 31, 2017, 2018, and 2019. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock in 2017, 2018, or 2019.
Stock Award Plans
Employees vest in restricted stock unit awards and stock options over the corresponding service term, generally between two and five years.
Stock Award Activity
Stock-based compensation expense is as follows (in millions):

	Year Ended December 31,
	2017	2018	2019
Cost of sales	$47	$73	$149
Fulfillment	911	1,121	1,182
Technology and content	2,305	2,888	3,725
Marketing	511	769	1,135
General and administrative	441	567	673
Total stock-based compensation expense (1)	$4,215	$5,418	$6,864

___________________

(1)	The related tax benefits were $860 million, $1.1 billion, and $1.4 billion for 2017, 2018, and 2019.

The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2017	19.8	$506
Units granted	8.9	946
Units vested	(6.8)	400
Units forfeited	(1.8)	649
Outstanding as of December 31, 2017	20.1	725
Units granted	5.0	1,522
Units vested	(7.1)	578
Units forfeited	(2.1)	862
Outstanding as of December 31, 2018	15.9	1,024
Units granted	6.7	1,808
Units vested	(6.6)	827
Units forfeited	(1.7)	1,223
Outstanding as of December 31, 2019	14.3	1,458

Scheduled vesting for outstanding restricted stock units as of December 31, 2019, is as follows (in millions):

	Year Ended
	2020	2021	2022	2023	2024	Thereafter	Total
Scheduled vesting — restricted stock units	6.0	5.1	2.1	1.0	—	0.1	14.3

As of December 31, 2019, there was $8.8 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2017, 2018, and 2019 was 28%, 27%, and 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
During 2017, 2018, and 2019, the fair value of restricted stock units that vested was $6.8 billion, $11.4 billion, and $11.7 billion.
Common Stock Available for Future Issuance
As of December 31, 2019, common stock available for future issuance to employees is 108 million shares.
Note 9 — INCOME TAXES
In 2017, 2018, and 2019, we recorded net tax provisions of $769 million, $1.2 billion, and $2.4 billion. Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income. Cash taxes paid, net of refunds, were $957 million, $1.2 billion, and $881 million for 2017, 2018, and 2019.
The U.S. Tax Act was signed into law on December 22, 2017. The U.S. Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The U.S. Tax Act also enhanced and extended accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. We reasonably estimated the effects of the U.S. Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the U.S. Tax Act of approximately $789 million. This amount was primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%, after taking into account the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. The amount of this one-time tax was not material. In 2018, we completed our determination of the accounting implications of the U.S. Tax Act.

The components of the provision for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2017	2018	2019
U.S. Federal:
Current	$(137)	$(129)	$162
Deferred	(202)	565	914
Total	(339)	436	1,076
U.S. State:
Current	211	322	276
Deferred	(26)	5	8
Total	185	327	284
International:
Current	724	563	1,140
Deferred	199	(129)	(126)
Total	923	434	1,014
Provision for income taxes, net	$769	$1,197	$2,374

U.S. and international components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2017	2018	2019
U.S.	$5,630	$11,157	$13,285
International	(1,824)	104	691
Income before income taxes	$3,806	$11,261	$13,976

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows (in millions):

	Year Ended December 31,
	2017	2018	2019
Income taxes computed at the federal statutory rate (1)	$1,332	$2,365	$2,935
Effect of:
Tax impact of foreign earnings	1,178	119	381
State taxes, net of federal benefits	114	263	221
Tax credits	(220)	(419)	(466)
Stock-based compensation (2)	(917)	(1,086)	(850)
2017 Impact of U.S. Tax Act	(789)	(157)	—
Other, net	71	112	153
Total	$769	$1,197	$2,374

___________________

(1)	The U.S. Tax Act reduced the U.S. federal statutory rate from 35% to 21% beginning in 2018.

(2)
Includes non-deductible stock-based compensation and excess tax benefits from stock-based compensation. Our tax provision includes $1.3 billion, $1.6 billion, and $1.4 billion of excess tax benefits from stock-based compensation for 2017, 2018, and 2019.

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
Our provision for income taxes in 2019 was higher than in 2018 primarily due to an increase in U.S. pre-tax income, a decline in excess tax benefits from stock-based compensation, and the one-time provisional tax benefit of the U.S. Tax Act recognized in 2018.
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
Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2018	2019
Deferred tax assets (1):
Loss carryforwards U.S. - Federal/States	222	188
Loss carryforwards - Foreign	2,551	3,232
Accrued liabilities, reserves, and other expenses	1,064	1,373
Stock-based compensation	1,293	1,585
Depreciation and amortization	2,386	2,385
Operating lease liabilities	—	6,648
Other items	484	728
Tax credits	734	772
Total gross deferred tax assets	8,734	16,911
Less valuation allowances (2)	(4,950)	(5,754)
Deferred tax assets, net of valuation allowances	3,784	11,157
Deferred tax liabilities:
Depreciation and amortization	(3,579)	(5,507)
Operating lease assets	—	(6,331)
Other items	(749)	(640)
Net deferred tax assets (liabilities), net of valuation allowances	$(544)	$(1,321)
 ___________________

(1)	Deferred tax assets are presented after tax effects and net of tax contingencies.

(2)	Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions.
Our valuation allowances primarily relate to foreign deferred tax assets, including substantially all of our foreign net operating loss carryforwards as of December 31, 2019. Our foreign net operating loss carryforwards for income tax purposes as of December 31, 2019 were approximately $8.6 billion before tax effects and certain of these amounts are subject to annual limitations under applicable tax law. If not utilized, a portion of these losses will begin to expire in 2020. As of December 31, 2019, our federal tax credit carryforwards for income tax purposes were approximately $1.7 billion. If not utilized, a portion of the tax credit carryforwards will begin to expire in 2027.
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

The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2017	2018	2019
Gross tax contingencies – January 1	$1,710	$2,309	$3,414
Gross increases to tax positions in prior periods	223	164	216
Gross decreases to tax positions in prior periods	(139)	(90)	(181)
Gross increases to current period tax positions	518	1,088	707
Settlements with tax authorities	—	(36)	(207)
Lapse of statute of limitations	(3)	(21)	(26)
Gross tax contingencies – December 31 (1)	$2,309	$3,414	$3,923
 ___________________

(1)	As of December 31, 2019, we had approximately $3.9 billion of accrued tax contingencies of which $2.1 billion, if fully recognized, would decrease our effective tax rate.
As of December 31, 2018 and 2019, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $127 million and $131 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2017, 2018, and 2019 was $40 million, $20 million, and $4 million.
We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2007 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods.
In October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. Based on that decision the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, for the period May 2006 through June 2014, and ordered Luxembourg tax authorities to calculate the actual amount of additional taxes subject to recovery. Luxembourg computed an initial recovery amount, consistent with the European Commission’s decision, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals. In December 2017, Luxembourg appealed the European Commission’s decision. In May 2018, we appealed. We believe the European Commission’s decision to be without merit and will continue to defend ourselves vigorously in this matter. We are also subject to taxation in various states and other foreign jurisdictions including China, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2009 and thereafter.
Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings in years through 2019. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes.
Note 10 — SEGMENT INFORMATION
We have organized our operations into three segments: North America, International, and AWS. We allocate to segment results the operating expenses “Fulfillment,” “Technology and content,” “Marketing,” and “General and administrative” based on usage, which is generally reflected in the segment in which the costs are incurred. The majority of technology infrastructure costs are allocated to the AWS segment based on usage. The majority of the remaining non-infrastructure technology costs are incurred in the U.S. and are allocated to our North America segment. There are no internal revenue transactions between our reportable segments. These segments reflect the way our chief operating decision maker evaluates the Company’s business performance and manages its operations.

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
Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2017	2018	2019
North America
Net sales	$106,110	$141,366	$170,773
Operating expenses	103,273	134,099	163,740
Operating income	$2,837	$7,267	$7,033
International
Net sales	$54,297	$65,866	$74,723
Operating expenses	57,359	68,008	76,416
Operating income (loss)	$(3,062)	$(2,142)	$(1,693)
AWS
Net sales	$17,459	$25,655	$35,026
Operating expenses	13,128	18,359	25,825
Operating income	$4,331	$7,296	$9,201
Consolidated
Net sales	$177,866	$232,887	$280,522
Operating expenses	173,760	220,466	265,981
Operating income	4,106	12,421	14,541
Total non-operating income (expense)	(300)	(1,160)	(565)
Provision for income taxes	(769)	(1,197)	(2,374)
Equity-method investment activity, net of tax	(4)	9	(14)
Net income	$3,033	$10,073	$11,588

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Year Ended December 31,
	2017	2018	2019
Net Sales:
Online stores (1)	$108,354	$122,987	$141,247
Physical stores (2)	5,798	17,224	17,192
Third-party seller services (3)	31,881	42,745	53,762
Subscription services (4)	9,721	14,168	19,210
AWS	17,459	25,655	35,026
Other (5)	4,653	10,108	14,085
Consolidated	$177,866	$232,887	$280,522
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

(3)	Includes commissions and any related fulfillment and shipping fees, and other third-party seller services.

(4)	Includes annual and monthly fees associated with Amazon Prime memberships, as well as audiobook, digital video, digital music, e-book, and other non-AWS subscription services.

(5)	Primarily includes sales of advertising services, as well as sales related to our other service offerings.
Net sales generated from our internationally-focused online stores are denominated in local functional currencies. Revenues are translated at average rates prevailing throughout the period. Net sales attributed to countries that represent a significant portion of consolidated net sales are as follows (in millions):

	Year Ended December 31,
	2017	2018	2019
United States	$120,486	$160,146	$193,636
Germany	16,951	19,881	22,232
United Kingdom	11,372	14,524	17,527
Japan	11,907	13,829	16,002
Rest of world	17,150	24,507	31,125
Consolidated	$177,866	$232,887	$280,522

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

	December 31,
	2017	2018	2019
North America (1)	$35,844	$47,251	$72,277
International (1)	18,014	19,923	30,709
AWS (2)	18,660	26,340	36,500
Corporate	58,792	69,134	85,762
Consolidated	$131,310	$162,648	$225,248
___________________

(1)	North America and International segment assets primarily consist of property and equipment, inventory, and accounts receivable.

(2)	AWS segment assets primarily consist of property and equipment and accounts receivable.

Property and equipment, net by segment is as follows (in millions):

	December 31,
	2017	2018	2019
North America	$20,401	$27,052	$31,719
International	7,425	8,552	9,566
AWS	14,885	18,851	23,481
Corporate	6,155	7,342	7,939
Consolidated	$48,866	$61,797	$72,705

Total net additions to property and equipment by segment are as follows (in millions):

	Year Ended December 31,
	2017	2018	2019
North America (1)	$13,200	$10,749	$11,752
International (1)	5,196	2,476	3,298
AWS (2)	9,190	9,783	13,058
Corporate	2,197	2,060	1,910
Consolidated	$29,783	$25,068	$30,018
___________________

(1)
Includes property and equipment added under finance leases of $2.9 billion, $2.0 billion, and $3.8 billion in 2017, 2018, and 2019, and under financing obligations of $2.9 billion, $3.0 billion, and $1.3 billion in 2017, 2018, and 2019.

(2)
Includes property and equipment added under finance leases of $7.3 billion, $8.4 billion, and $10.6 billion in 2017, 2018, and 2019, and under financing obligations of $134 million, $245 million, and $0 million in 2017, 2018, and 2019.

U.S. property and equipment, net was $35.5 billion, $45.1 billion, and $53.0 billion, in 2017, 2018, and 2019, and non-U.S. property and equipment, net was $13.4 billion, $16.7 billion, and $19.7 billion in 2017, 2018, and 2019. Except for the U.S., property and equipment, net, in any single country was less than 10% of consolidated property and equipment, net.
Depreciation and amortization expense, including other corporate property and equipment depreciation and amortization expense, are allocated to all segments based on usage. Total depreciation and amortization expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2017	2018	2019
North America	$3,029	$4,415	$5,106
International	1,278	1,628	1,886
AWS	4,524	6,095	8,158
Consolidated	$8,831	$12,138	$15,150

Note 11 — QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited statement of operations information for each quarter of 2018 and 2019. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. Unaudited quarterly results are as follows (in millions, except per share data):

	Year Ended December 31, 2018 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$51,042	$52,886	$56,576	$72,383
Operating income	1,927	2,983	3,724	3,786
Income before income taxes	1,916	2,605	3,390	3,350
Provision for income taxes	(287)	(74)	(508)	(327)
Net income	1,629	2,534	2,883	3,027
Basic earnings per share	3.36	5.21	5.91	6.18
Diluted earnings per share	3.27	5.07	5.75	6.04
Shares used in computation of earnings per share:
Basic	484	486	488	490
Diluted	498	500	501	501

	Year Ended December 31, 2019 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$59,700	$63,404	$69,981	$87,437
Operating income	4,420	3,084	3,157	3,879
Income before income taxes	4,401	2,889	2,632	4,053
Provision for income taxes	(836)	(257)	(494)	(786)
Net income	3,561	2,625	2,134	3,268
Basic earnings per share	7.24	5.32	4.31	6.58
Diluted earnings per share	7.09	5.22	4.23	6.47
Shares used in computation of earnings per share:
Basic	491	493	495	496
Diluted	502	503	504	505
 ___________________

(1)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control Over Financial Reporting
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amazon.com, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and our report dated January 30, 2020 expressed an unqualified opinion thereon.
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
January 30, 2020

Item 9B.	Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and December 2019, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $13,700 for individuals who may have been acting for 14 Iranian embassies and diplomatic organizations located in countries other than Iran; consumer products valued at approximately $90 for an individual designated under Executive Order 13224; consumer products valued at approximately $8,600 for individuals who may have been acting for seven entities owned or controlled by the Iranian government; and consumer products valued at approximately $1,800 for individuals who may have been acting for five entities designated under Executive Order 13224 or Executive Order 13382, three of which are owned or controlled by the Iranian Government. The consumer products included books, other media, apparel, home and kitchen, jewelry, health and beauty, office, toys, consumer electronics, lawn and patio, automotive, software, grocery, and pet products. In addition, the information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of Part II of the Company’s Quarterly Reports on 10-Q for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019 is hereby incorporated by reference to such reports. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Information About Our Executive Officers.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and, to the extent applicable, compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at amazon.com/ir.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2019
Consolidated Statements of Operations for each of the three years ended December 31, 2019
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2019
Consolidated Balance Sheets as of December 31, 2018 and 2019
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2019
Notes to Consolidated Financial Statements
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

4.6	Description of Securities.

10.1†	1997 Stock Incentive Plan (amended and restated) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013).

10.2†	1999 Nonofficer Employee Stock Option Plan (amended and restated) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013).

10.3†
Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997, as amended on April 21, 1997).

10.4†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.5†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.6†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001).

10.7†	Form of Global Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2018).

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

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (included as Exhibit 101).
__________________
†    Executive Compensation Plan or Agreement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 30, 2020.

AMAZON.COM, INC.

By:	/s/ Jeffrey P. Bezos
Jeffrey P. Bezos
President, Chief Executive Officer, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 30, 2020.

Signature	Title

/s/ Jeffrey P. Bezos
Jeffrey P. Bezos	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Brian T. Olsavsky
Brian T. Olsavsky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelley L. Reynolds
Shelley L. Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/s/ Rosalind G. Brewer
Rosalind G. Brewer	Director

/s/ Jamie S. Gorelick
Jamie S. Gorelick	Director

/s/ Daniel P. Huttenlocher
Daniel P. Huttenlocher	Director

/s/ Judith A. McGrath
Judith A. McGrath	Director

/s/ Indra K. Nooyi
Indra K. Nooyi	Director

/s/ Jonathan J. Rubinstein
Jonathan J. Rubinstein	Director

/s/ Thomas O. Ryder
Thomas O. Ryder	Director

/s/ Patricia Q. Stonesifer
Patricia Q. Stonesifer	Director

/s/ Wendell P. Weeks
Wendell P. Weeks	Director