Form 10-Q
period 2020-03-31
AMAZON COM INC
filed 2020-05-01
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
498,776,032 shares of common stock, par value $0.01 per share, outstanding as of April 22, 2020

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2020	2019	2020
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$32,173	$36,410	$17,616	$23,507
OPERATING ACTIVITIES:
Net income	3,561	2,535	12,005	10,563
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	4,854	5,362	16,524	22,297
Stock-based compensation	1,274	1,757	5,509	7,347
Other operating expense (income), net	(13)	67	205	244
Other expense (income), net	(135)	565	268	451
Deferred income taxes	415	322	714	704
Changes in operating assets and liabilities:
Inventories	719	1,392	(2,815)	(2,605)
Accounts receivable, net and other	(401)	1,262	(6,043)	(6,018)
Accounts payable	(6,384)	(8,044)	7,095	6,532
Accrued expenses and other	(2,932)	(2,761)	(235)	(1,213)
Unearned revenue	888	607	1,133	1,430
Net cash provided by (used in) operating activities	1,846	3,064	34,360	39,732
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,290)	(6,795)	(13,619)	(20,365)
Proceeds from property and equipment sales and incentives	569	1,367	2,303	4,970
Acquisitions, net of cash acquired, and other	(1,169)	(91)	(3,342)	(1,384)
Sales and maturities of marketable securities	2,643	11,626	8,205	31,664
Purchases of marketable securities	(6,876)	(15,001)	(13,506)	(39,938)
Net cash provided by (used in) investing activities	(8,123)	(8,894)	(19,959)	(25,053)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	190	693	833	2,776
Repayments of long-term debt and other	(351)	(667)	(817)	(3,000)
Principal repayments of finance leases	(2,214)	(2,600)	(7,649)	(10,013)
Principal repayments of financing obligations	(2)	(17)	(266)	(43)
Net cash provided by (used in) financing activities	(2,377)	(2,591)	(7,899)	(10,280)
Foreign currency effect on cash, cash equivalents, and restricted cash	(12)	(484)	(611)	(401)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,666)	(8,905)	5,891	3,998
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$23,507	$27,505	$23,507	$27,505
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$286	$290	$858	$879
Cash paid for operating leases	709	1,029	709	3,680
Cash paid for interest on finance leases	165	168	471	650
Cash paid for interest on financing obligations	2	22	142	59
Cash paid for income taxes, net of refunds	168	305	840	1,017
Assets acquired under operating leases	875	2,408	875	9,403
Property and equipment acquired under finance leases	2,628	2,166	10,972	13,262
Property and equipment acquired under build-to-suit arrangements	436	379	3,336	1,304
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2020
Net product sales	$34,283	$41,841
Net service sales	25,417	33,611
Total net sales	59,700	75,452
Operating expenses:
Cost of sales	33,920	44,257
Fulfillment	8,601	11,531
Technology and content	7,927	9,325
Marketing	3,664	4,828
General and administrative	1,173	1,452
Other operating expense (income), net	(5)	70
Total operating expenses	55,280	71,463
Operating income	4,420	3,989
Interest income	183	202
Interest expense	(366)	(402)
Other income (expense), net	164	(406)
Total non-operating income (expense)	(19)	(606)
Income before income taxes	4,401	3,383
Provision for income taxes	(836)	(744)
Equity-method investment activity, net of tax	(4)	(104)
Net income	$3,561	$2,535
Basic earnings per share	$7.24	$5.09
Diluted earnings per share	$7.09	$5.01
Weighted-average shares used in computation of earnings per share:
Basic	491	498
Diluted	502	506
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2020
Net income	$3,561	$2,535
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(1) and $21	(8)	(874)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $0 and $12	32	(203)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0 and $0	1	—
Net unrealized gains (losses) on available-for-sale debt securities	33	(203)
Total other comprehensive income (loss)	25	(1,077)
Comprehensive income	$3,586	$1,458
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2019	March 31, 2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,092	$27,201
Marketable securities	18,929	22,091
Inventories	20,497	18,857
Accounts receivable, net and other	20,816	17,836
Total current assets	96,334	85,985
Property and equipment, net	72,705	77,779
Operating leases	25,141	26,279
Goodwill	14,754	14,739
Other assets	16,314	16,456
Total assets	$225,248	$221,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,183	$40,056
Accrued expenses and other	32,439	30,791
Unearned revenue	8,190	8,864
Total current liabilities	87,812	79,711
Long-term lease liabilities	39,791	40,300
Long-term debt	23,414	23,437
Other long-term liabilities	12,171	12,518
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 521 and 522
Outstanding shares — 498 and 499	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	33,658	35,412
Accumulated other comprehensive income (loss)	(986)	(2,063)
Retained earnings	31,220	33,755
Total stockholders’ equity	62,060	65,272
Total liabilities and stockholders’ equity	$225,248	$221,238
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — ACCOUNTING POLICIES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2020 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2019 Annual Report on Form 10-K.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, inventory valuation, collectability of receivables, and impairment of investments. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates.
We review the useful lives of equipment on an ongoing basis, and effective January 1, 2020 we changed our estimate of the useful life for our servers from three to four years. The longer useful life is due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for Q1 2020, based on servers that were included in “Property and equipment, net” as of December 31, 2019 and those acquired during the quarter ended March 31, 2020, was a reduction in depreciation and amortization expense of $786 million and an increase in net income of $602 million, or $1.21 per basic share and $1.19 per diluted share.
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2019	2020
Shares used in computation of basic earnings per share	491	498
Total dilutive effect of outstanding stock awards	11	8
Shares used in computation of diluted earnings per share	502	506

Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $1.6 billion as of December 31, 2019 and March 31, 2020.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2019 and March 31, 2020, customer receivables, net, were $12.6 billion and $11.3 billion, vendor receivables, net, were $4.2 billion and $2.7 billion, and seller receivables, net, were $863 million and $801 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $718 million and $1.1 billion as of December 31, 2019 and March 31, 2020.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2019 and March 31, 2020 were $5.8 billion and $6.1 billion. Total video and music expense was $1.7 billion and $2.4 billion in Q1 2019 and Q1 2020.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2019 was $10.2 billion, of which $3.4 billion was recognized as revenue during the three months ended March 31, 2020. Included in “Other long-term liabilities” on our consolidated balance sheets was $2.0 billion and $1.8 billion of unearned revenue as of December 31, 2019 and March 31, 2020.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $34.1 billion as of March 31, 2020. The weighted average remaining life of our long-term contracts is 3.3 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2019 and March 31, 2020, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of cash, cash equivalents, restricted cash, or marketable securities categorized as Level 3 assets as of December 31, 2019 and March 31, 2020.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2019	March 31, 2020
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$9,776	$8,363	$—	$—	$8,363
Level 1 securities:
Money market funds	18,850	16,260	—	—	16,260
Equity securities (1)	202				174
Level 2 securities:
Foreign government and agency securities	4,794	3,467	—	(1)	3,466
U.S. government and agency securities	7,080	4,295	51	(1)	4,345
Corporate debt securities	11,881	13,957	41	(205)	13,793
Asset-backed securities	2,360	2,868	3	(51)	2,820
Other fixed income securities	394	375	2	(1)	376
Equity securities (1)	5				2
	$55,342	$49,585	$97	$(259)	$49,599
Less: Restricted cash, cash equivalents, and marketable securities (2)	(321)				(307)
Total cash, cash equivalents, and marketable securities	$55,021				$49,292
___________________

(1)	The related unrealized gain (loss) recorded in “Other income (expense), net” was $68 million and $(31) million in Q1 2019 and Q1 2020.

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

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of March 31, 2020 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$26,936	$26,935
Due after one year through five years	11,645	11,498
Due after five years through ten years	533	527
Due after ten years	2,108	2,100
Total	$41,222	$41,060

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2019 and March 31, 2020, these warrants had a fair value of $669 million and $528 million, and are recorded within “Other assets” on our consolidated balance sheets. These assets are primarily classified as Level 2 assets.
As of December 31, 2019 and March 31, 2020, equity investments not accounted for under the equity-method and without readily determinable fair values, had a carrying value of $1.5 billion, and are recorded within “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2019	March 31, 2020
Cash and cash equivalents	$36,092	$27,201
Restricted cash included in accounts receivable, net and other	276	282
Restricted cash included in other assets	42	22
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$36,410	$27,505

Note 3 — LEASES
Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $57.4 billion and $58.0 billion as of December 31, 2019 and March 31, 2020. Accumulated amortization associated with finance leases was $30.0 billion and $30.5 billion as of December 31, 2019 and March 31, 2020.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended March 31,
	2019	2020
Operating lease cost	$836	$1,068
Finance lease cost:
Amortization of lease assets	2,307	1,894
Interest on lease liabilities	156	164
Finance lease cost	2,463	2,058
Variable lease cost	250	264
Total lease cost	$3,549	$3,390

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	December 31, 2019	March 31, 2020
Weighted-average remaining lease term – operating leases	11.5 years	11.4 years
Weighted-average remaining lease term – finance leases	5.5 years	5.6 years
Weighted-average discount rate – operating leases	3.1%	3.0%
Weighted-average discount rate – finance leases	2.7%	2.6%

Our lease liabilities were as follows (in millions):

	December 31, 2019
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$31,963	$28,875	$60,838
Less: imputed interest	(6,128)	(1,896)	(8,024)
Present value of lease liabilities	25,835	26,979	52,814
Less: current portion of lease liabilities	(3,139)	(9,884)	(13,023)
Total long-term lease liabilities	$22,696	$17,095	$39,791

	March 31, 2020
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$33,654	$28,147	$61,801
Less: imputed interest	(6,570)	(1,828)	(8,398)
Present value of lease liabilities	27,084	26,319	53,403
Less: current portion of lease liabilities	(3,279)	(9,824)	(13,103)
Total long-term lease liabilities	$23,805	$16,495	$40,300

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating and finance leases and financing obligations for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of March 31, 2020 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Debt principal and interest	$1,881	$2,016	$2,605	$2,294	$4,100	$26,020	$38,916
Operating lease liabilities	2,922	3,913	3,499	3,156	2,855	17,309	33,654
Finance lease liabilities, including interest	7,461	8,217	4,652	1,564	1,046	5,207	28,147
Financing obligations, including interest	108	145	148	150	152	2,451	3,154
Unconditional purchase obligations (1)	2,960	3,801	3,352	3,125	3,002	2,370	18,610
Other commitments (2) (3)	3,179	2,639	2,107	1,812	1,761	16,658	28,156
Total commitments	$18,511	$20,731	$16,363	$12,101	$12,916	$70,015	$150,637
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

Pledged Assets
As of December 31, 2019 and March 31, 2020, we have pledged or otherwise restricted $994 million and $984 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. Additionally, we have pledged our cash and seller receivables for debt related to our Credit Facility. See “Note 5 — Debt.”
Other Contingencies
In 2016, we determined that we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act or other United States sanctions and export control laws. The consumer products included books, music, other media, apparel, home and kitchen, health and beauty, jewelry, office, consumer electronics, software, lawn and patio, grocery, and automotive products. Our review is ongoing and we have voluntarily reported these orders to the United States Treasury Department’s Office of Foreign Assets Control and the United States Department of Commerce’s Bureau of Industry and Security. In March 2020, BIS notified us that it had completed and closed its review with the issuance of a Warning Letter. We intend to cooperate fully with OFAC with respect to its review, which may result in the imposition of penalties. For additional information, see Item 5 of Part II, “Other Information — Disclosure Pursuant to Section 13(r) of the Exchange Act.”
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2019 Annual Report on Form 10-K as supplemented by the following:
Beginning in March 2020, a number of class-action complaints were filed in the United States District Court for the Western District of Washington, the Superior Court of Quebec - Division of Montreal, and the Federal Court of Canada against Amazon.com, Inc. and related entities. The complaints allege, among other things, a price fixing arrangement between Amazon.com, Inc. and third-party sellers in Amazon’s stores, monopolization and attempted monopolization of an alleged online retail market or submarkets, and consumer protection and unjust enrichment claims. The complaints allege several distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. The complaints seek billions of dollars of alleged actual damages, treble damages, punitive damages, and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In addition, we are regularly subject to claims, litigation, and other proceedings, including potential regulatory proceedings, involving patent and other intellectual property matters, taxes, labor and employment, competition and antitrust, privacy and data protection, consumer protection, commercial disputes, goods and services offered by us and by third parties, and other matters.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. We evaluate, on a regular basis, developments in our legal proceedings and other contingencies that could affect the amount of liability, including amounts in excess of any previous accruals and reasonably possible losses disclosed, and make adjustments and changes to our accruals and disclosures as appropriate. For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Until the final resolution of such matters, if any of our estimates and assumptions change or prove to have been incorrect, we may experience losses in excess of the amounts recorded, which could have a material effect on our business, consolidated financial position, results of operations, or cash flows.
See also “Note 7 — Income Taxes.”

Note 5 — DEBT
As of March 31, 2020, we had $23.2 billion of unsecured senior notes outstanding (the “Notes”). As of December 31, 2019 and March 31, 2020, the net unamortized discount and debt issuance costs on the Notes was $101 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $1.6 billion as of December 31, 2019 and March 31, 2020. The face value of our total long-term debt obligations is as follows (in millions):

	December 31, 2019	March 31, 2020
1.900% Notes due on August 21, 2020 (3)	1,000	1,000
3.300% Notes due on December 5, 2021 (2)	1,000	1,000
2.500% Notes due on November 29, 2022 (1)	1,250	1,250
2.400% Notes due on February 22, 2023 (3)	1,000	1,000
2.800% Notes due on August 22, 2024 (3)	2,000	2,000
3.800% Notes due on December 5, 2024 (2)	1,250	1,250
5.200% Notes due on December 3, 2025 (4)	1,000	1,000
3.150% Notes due on August 22, 2027 (3)	3,500	3,500
4.800% Notes due on December 5, 2034 (2)	1,250	1,250
3.875% Notes due on August 22, 2037 (3)	2,750	2,750
4.950% Notes due on December 5, 2044 (2)	1,500	1,500
4.050% Notes due on August 22, 2047 (3)	3,500	3,500
4.250% Notes due on August 22, 2057 (3)	2,250	2,250
Credit Facility	740	740
Other long-term debt	830	859
Total debt	24,820	24,849
Less current portion of long-term debt	(1,307)	(1,311)
Face value of long-term debt	$23,513	$23,538

_____________________________

(1)	Issued in November 2012, effective interest rate of the 2022 Notes was 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2021, 2024, 2034, and 2044 Notes were 3.43%, 3.90%, 4.92%, and 5.11%.

(3)	Issued in August 2017, effective interest rates of the 2020, 2023, 2024, 2027, 2037, 2047, and 2057 Notes were 2.16%, 2.56%, 2.95%, 3.25%, 3.94%, 4.13%, and 4.33%.

(4)
Consists of $872 million of 2025 Notes issued in December 2017 in exchange for notes assumed in connection with the acquisition of Whole Foods Market and $128 million of 2025 Notes issued by Whole Foods Market that did not participate in our December 2017 exchange offer. The effective interest rate of the 2025 Notes was 3.02%.

Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2017 is payable semi-annually in arrears in February and August. Interest on the 2025 Notes is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the November 2012 and the December 2014 Notes were used for general corporate purposes. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market, to repay notes due in 2017, and for general corporate purposes. The estimated fair value of the Notes was approximately $26.2 billion and $27.5 billion as of December 31, 2019 and March 31, 2020, which is based on quoted prices for our debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $740 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until October 2022, bears interest at the London interbank offered rate (“LIBOR”) plus 1.40%, and has a commitment fee of 0.50% on the undrawn portion. There were $740 million of borrowings outstanding under the Credit Facility as of December 31, 2019 and March 31, 2020, which had a weighted-average interest rate of 3.4% and 3.3% as of December 31, 2019 and March 31, 2020. As of December 31, 2019 and

March 31, 2020, we have pledged $852 million and $848 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2019 and March 31, 2020.
Other long-term debt, including the current portion, had a weighted-average interest rate of 4.1% and 3.9% as of December 31, 2019 and March 31, 2020. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2019 and March 31, 2020.
In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Program as of December 31, 2019 and March 31, 2020. In April 2020, we issued $1.1 billion under the Commercial Paper Program.
In April 2018, in connection with our Commercial Paper Program, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders to increase our borrowing capacity thereunder to $7.0 billion. As amended and restated, the Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2019 and March 31, 2020.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock during the three months ended March 31, 2019 or 2020.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 512 million and 513 million as of December 31, 2019 and March 31, 2020. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended March 31,
	2019	2020
Cost of sales	$24	$41
Fulfillment	234	260
Technology and content	675	961
Marketing	209	332
General and administrative	132	163
Total stock-based compensation expense	$1,274	$1,757

The following table summarizes our restricted stock unit activity for the three months ended March 31, 2020 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2019	14.3	$1,458
Units granted	0.9	1,900
Units vested	(1.0)	893
Units forfeited	(0.4)	1,406
Outstanding as of March 31, 2020	13.8	1,530

Scheduled vesting for outstanding restricted stock units as of March 31, 2020, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Scheduled vesting—restricted stock units	4.8	5.0	2.3	1.3	0.2	0.2	13.8

As of March 31, 2020, there was $8.3 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2019 and March 31, 2020 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
Changes in Stockholders’ Equity
The following table shows the changes in stockholders’ equity (in millions):

	Three Months Ended March 31,
	2019	2020
Total beginning stockholders’ equity	$43,549	$62,060

Beginning and ending common stock	5	5

Beginning and ending treasury stock	(1,837)	(1,837)

Beginning additional paid-in capital	26,791	33,658
Stock-based compensation and issuance of employee benefit plan stock	1,268	1,754
Ending additional paid-in capital	28,059	35,412

Beginning accumulated other comprehensive income (loss)	(1,035)	(986)
Other comprehensive income (loss)	25	(1,077)
Ending accumulated other comprehensive income (loss)	(1,010)	(2,063)

Beginning retained earnings	19,625	31,220
Cumulative effect of changes in accounting principles (1)	7	—
Net income	3,561	2,535
Ending retained earnings	23,193	33,755

Total ending stockholders’ equity	$48,410	$65,272
___________________

(1)	We recorded cumulative effect adjustments related to the new lease standard in Q1 2019 and the new measurement of credit losses standard in Q1 2020.
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
For 2020, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by state income taxes and losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.
Our income tax provisions for the three months ended March 31, 2019 and 2020 were $836 million and $744 million, which included $261 million and $273 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $168 million and $305 million in Q1 2019 and Q1 2020.
As of December 31, 2019 and March 31, 2020, tax contingencies were approximately $3.9 billion and $3.8 billion. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended March 31,
	2019	2020
North America
Net sales	$35,812	$46,127
Operating expenses	33,525	44,815
Operating income	$2,287	$1,312

International
Net sales	$16,192	$19,106
Operating expenses	16,282	19,504
Operating income (loss)	$(90)	$(398)

AWS
Net sales	$7,696	$10,219
Operating expenses	5,473	7,144
Operating income	$2,223	$3,075

Consolidated
Net sales	$59,700	$75,452
Operating expenses	55,280	71,463
Operating income	4,420	3,989
Total non-operating income (expense)	(19)	(606)
Provision for income taxes	(836)	(744)
Equity-method investment activity, net of tax	(4)	(104)
Net income	$3,561	$2,535

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended March 31,
	2019	2020
Net Sales:
Online stores (1)	$29,498	$36,652
Physical stores (2)	4,307	4,640
Third-party seller services (3)	11,141	14,479
Subscription services (4)	4,342	5,556
AWS	7,696	10,219
Other (5)	2,716	3,906
Consolidated	$59,700	$75,452
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, seasonality, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2019 Annual Report on Form 10-K.
Critical Accounting Judgments
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2019 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2020, we would have recorded an additional cost of sales of approximately $210 million.
In addition, we enter into supplier commitments for certain electronic device components and certain products. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, administrative practices, principles, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the U.S. tax reform legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”). Finally, foreign governments may enact tax laws in response to the U.S. Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.
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

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2020	2019	2020
Cash provided by (used in):
Operating activities	$1,846	$3,064	$34,360	$39,732
Investing activities	(8,123)	(8,894)	(19,959)	(25,053)
Financing activities	(2,377)	(2,591)	(7,899)	(10,280)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $55.0 billion and $49.3 billion as of December 31, 2019 and March 31, 2020. Amounts held in foreign currencies were $15.3 billion and $11.4 billion as of December 31, 2019 and March 31, 2020, and were primarily Euros, British Pounds, and Japanese Yen.
Cash provided by (used in) operating activities was $1.8 billion and $3.1 billion for Q1 2019 and Q1 2020. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended March 31, 2020, compared to the comparable prior year period, is primarily due to the increase in non-cash charges to net income such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(8.1) billion and $(8.9) billion for Q1 2019 and Q1 2020, with the variability caused primarily by our decision to purchase or lease property and equipment and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $2.7 billion and $5.4 billion during Q1 2019 and Q1 2020, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth in technology infrastructure (the majority of which is to support AWS). We made cash payments, net of acquired cash, related to acquisition and other investment activity of $1.2 billion and $91 million during Q1 2019 and Q1 2020.
Cash provided by (used in) financing activities was $(2.4) billion and $(2.6) billion for Q1 2019 and Q1 2020. Cash outflows from financing activities result from principal repayments of finance leases and financing obligations and repayments of long-term debt and other and were $2.6 billion and $3.3 billion in Q1 2019 and Q1 2020. Property and equipment acquired under finance leases was $2.6 billion and $2.2 billion during Q1 2019 and Q1 2020, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time.
We had no borrowings outstanding under the Commercial Paper Program or Credit Agreement and $740 million of borrowings outstanding under our Credit Facility as of March 31, 2020. In April 2020, we issued $1.1 billion under the Commercial Paper Program. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
We recorded net tax provisions of $836 million and $744 million in Q1 2019 and Q1 2020. Certain foreign subsidiary earnings are subject to U.S. taxation under the U.S. Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income. The U.S. Tax Act enhanced and extended accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. Cash taxes paid (net of refunds) were $168 million and $305 million for Q1 2019 and Q1 2020. As of December 31, 2019, we had approximately $1.7 billion of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal tax credits we expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October

2017 decision against us on state aid, Luxembourg tax authorities computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” and “Other assets” on our consolidated balance sheets. As of December 31, 2019 and March 31, 2020, restricted cash, cash equivalents, and marketable securities were $321 million and $307 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $18.4 billion as of March 31, 2020. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. This disruption can contribute to potential defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of lease and financing credit as well as other segments of the credit markets. We have utilized a range of financing methods to fund our operations and capital expenditures and expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
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
Effects of COVID-19
The COVID-19 pandemic and resulting global disruptions have affected our businesses, as well as those of our customers, suppliers, and third-party sellers. To serve our customers while also providing for the safety of our employees and service providers, we have adapted numerous aspects of our logistics, transportation, supply chain, purchasing, and third party seller processes. Among other actions, we have prioritized stocking and delivering household staples, medical supplies, and other high-demand products. We continue to monitor the rapidly evolving situation and expect to continue to adapt our operations to address federal, state, and local standards as well as to implement standards or processes that we determine to be in the best interests of our employees, customers, and communities.
As reflected in the discussion below, the impact of the pandemic and actions taken in response to it had varying effects on our Q1 2020 results of operations, primarily in the last month of the quarter. Higher net sales in the North America and International segments reflect increased demand, particularly as more people are staying at home, for household staples and other essential products, partially offset by decreased demand for discretionary consumer products, delayed procurement and shipment of non-priority products, and supply chain interruptions. Other effects in the North America and International segments include increased fulfillment costs and cost of sales, primarily due to investments in employee hiring, pay, and benefits, as well as costs to maintain safe workplaces, and higher shipping costs, as well as content production delays. In addition, the allowance for doubtful accounts receivable increased, primarily in the AWS segment. We expect to continue to be affected by procurement and shipping delays, supply chain interruptions, higher product demand in certain categories, lower product demand in other categories, our ability to collect accounts receivable, and increased fulfillment costs and cost of sales as a percentage of net sales through at least Q2 2020, although it is not possible to determine the duration and spread of the pandemic or such actions, the ultimate impact on our results of operations for the second quarter or full year, or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

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

	Three Months Ended March 31,
	2019	2020
Net Sales:
North America	$35,812	$46,127
International	16,192	19,106
AWS	7,696	10,219
Consolidated	$59,700	$75,452
Year-over-year Percentage Growth:
North America	17%	29%
International	9	18
AWS	41	33
Consolidated	17	26
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	17%	29%
International	16	20
AWS	42	33
Consolidated	19	27
Net sales mix:
North America	60%	61%
International	27	25
AWS	13	14
Consolidated	100%	100%
Sales increased 26% in Q1 2020 compared to the comparable prior year period. Changes in foreign currency exchange rates impacted net sales by $(387) million for Q1 2020. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 29% in Q1 2020 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand for household staples and other essential products, partially offset by decreased demand for discretionary consumer products, delayed procurement and shipment of non-priority products, and supply chain interruptions.
International sales increased 18% in Q1 2020 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand for household staples and other essential products, partially offset by decreased demand for discretionary consumer products, delayed procurement and shipment of non-priority products, and supply chain interruptions. Changes in foreign currency exchange rates impacted International net sales by $(360) million for Q1 2020.
AWS sales increased 33% in Q1 2020 compared to the comparable prior year period. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended March 31,
	2019	2020
Operating Income (Loss):
North America	$2,287	$1,312
International	(90)	(398)
AWS	2,223	3,075
Consolidated	$4,420	$3,989
Operating income decreased from $4.4 billion in Q1 2019 to $4.0 billion in Q1 2020. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The decrease in North America operating income in absolute dollars in Q1 2020, compared to the comparable prior year period, is primarily due to increased shipping and fulfillment costs and a product mix shift, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales and slower growth in certain operating expenses. We expect operating income to be reduced through at least Q2 2020 due to COVID-19 related increases to fulfillment costs and cost of sales as a percentage of net sales, including investments in employee hiring, pay, and benefits as well as shipping costs.
The increase in International operating loss in absolute dollars in Q1 2020, compared to the comparable prior year period, is primarily due to increased shipping and fulfillment costs and marketing expense, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales. We expect operating income to be reduced through at least Q2 2020 due to COVID-19 related increases to fulfillment costs and cost of sales as a percentage of net sales, including investments in employee hiring, pay, and benefits as well as shipping costs. Changes in foreign exchange rates impacted operating loss by $(5) million for Q1 2020.
The increase in AWS operating income in absolute dollars in Q1 2020, compared to the comparable prior year period, is primarily due to increased customer usage and cost structure productivity, including a reduction in depreciation and amortization expense from our change in the estimated useful life of our servers, partially offset by increased payroll and related expenses, which was primarily driven by additional investments to support the business growth, pricing changes, increased spending on technology infrastructure, and increased allowance for doubtful accounts receivable. Changes in foreign exchange rates impacted operating income by $63 million for Q1 2020.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended March 31,
	2019	2020
Operating Expenses:
Cost of sales	$33,920	$44,257
Fulfillment	8,601	11,531
Technology and content	7,927	9,325
Marketing	3,664	4,828
General and administrative	1,173	1,452
Other operating expense (income), net	(5)	70
Total operating expenses	$55,280	$71,463
Year-over-year Percentage Growth:
Cost of sales	10%	30%
Fulfillment	10	34
Technology and content	17	18
Marketing	36	32
General and administrative	10	24
Other operating expense (income), net	(108)	1,531
Percent of Net Sales:
Cost of sales	56.8%	58.7%
Fulfillment	14.4	15.3
Technology and content	13.3	12.4
Marketing	6.1	6.4
General and administrative	2.0	1.9
Other operating expense (income), net	—	—
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in Q1 2020, compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales. We expect cost of sales as a percentage of net sales to increase through at least Q2 2020 due to COVID-19 related increases in our shipping costs.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $7.3 billion and $10.9 billion in Q1 2019 and Q1 2020. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q1 2020, compared to the comparable prior year period, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, costs from expanding our fulfillment network, which includes physical stores, and increased allowance for doubtful accounts receivable. We expect fulfillment costs as a percentage of net sales to increase through at least Q2 2020 due to COVID-19 related increases in our labor costs.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q1 2020, compared to the comparable prior year period, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings and an increase in spending on technology infrastructure, offset by a reduction in depreciation and amortization expense from our change in the estimated useful life of our servers. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2019 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation. See Item 1 of Part I, “Financial Statements — Note 1 — Description of Business and Accounting Policies — Use of Estimates” for additional information on our change in the estimated useful life of our servers.
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
The increase in marketing costs in absolute dollars in Q1 2020, compared to the comparable prior year period, is primarily due to increased payroll and related expenses for personnel engaged in marketing and selling activities, as well as spending on marketing channels.
While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q1 2020, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $(5) million and $70 million for Q1 2019 and Q1 2020, and was primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $183 million and $202 million during Q1 2019 and Q1 2020. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $366 million and $402 million during Q1 2019 and Q1 2020, and was primarily related to finance leases.
Other Income (Expense), Net
Other income (expense), net was $164 million and $(406) million during Q1 2019 and Q1 2020. The primary components of other income (expense), net are related to equity securities and warrant valuations and foreign currency.
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
For 2020, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by state income taxes and losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.
Our income tax provisions for the three months ended March 31, 2019 and 2020 were $836 million and $744 million, which included $261 million and $273 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
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

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2019 and 2020 (in millions):

	Twelve Months Ended March 31,
	2019	2020
Net cash provided by (used in) operating activities	$34,360	$39,732
Purchases of property and equipment, net of proceeds from sales and incentives	(11,316)	(15,395)
Free cash flow	$23,044	$24,337

Net cash provided by (used in) investing activities	$(19,959)	$(25,053)
Net cash provided by (used in) financing activities	$(7,899)	$(10,280)
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2019 and 2020 (in millions):

	Twelve Months Ended March 31,
	2019	2020
Net cash provided by (used in) operating activities	$34,360	$39,732
Purchases of property and equipment, net of proceeds from sales and incentives	(11,316)	(15,395)
Free cash flow	23,044	24,337
Principal repayments of finance leases	(7,649)	(10,013)
Principal repayments of financing obligations	(266)	(43)
Free cash flow less principal repayments of finance leases and financing obligations	$15,129	$14,281

Net cash provided by (used in) investing activities	$(19,959)	$(25,053)
Net cash provided by (used in) financing activities	$(7,899)	$(10,280)

Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2019 and 2020 (in millions):

	Twelve Months Ended March 31,
	2019	2020
Net cash provided by (used in) operating activities	$34,360	$39,732
Purchases of property and equipment, net of proceeds from sales and incentives	(11,316)	(15,395)
Free cash flow	23,044	24,337
Equipment acquired under finance leases (1)	(10,909)	(12,209)
Principal repayments of all other finance leases (2)	(76)	(407)
Principal repayments of financing obligations	(266)	(43)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$11,793	$11,678

Net cash provided by (used in) investing activities	$(19,959)	$(25,053)
Net cash provided by (used in) financing activities	$(7,899)	$(10,280)
___________________

(1)	For the twelve months ended March 31, 2019 and 2020, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $10,972 million and $13,262 million.

(2)	For the twelve months ended March 31, 2019 and 2020, this amount relates to property included in “Principal repayments of finance leases” of $7,649 million and $10,013 million.
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

	Three Months Ended March 31,
	2019			2020
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$59,700	$1,127	$60,827	$75,452	$387	$75,839
Operating expenses	55,280	1,211	56,491	71,463	450	71,913
Operating income	4,420	(84)	4,336	3,989	(63)	3,926
___________________

(1)	Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
Guidance
We provided guidance on April 30, 2020, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 30, 2020, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.” This guidance reflects our estimates as of April 30, 2020 regarding the impact of the COVID-19 pandemic on our operations, including those discussed above, and is highly dependent on numerous factors that we may not be able to predict or control, including: the duration and spread of the pandemic; actions taken by governments, businesses, and individuals in response to the pandemic; the impact of the pandemic on global and regional economies and economic activity, workforce staffing and productivity, and our significant and continuing spending on employee safety measures; our ability to continue operations in affected areas; and consumer demand and consumer spending patterns, as well as the effects on suppliers, creditors, and third-party sellers, all of which are uncertain. This guidance also assumes the impacts on consumer demand and spending patterns, including impacts due to concerns over the current economic outlook, will be in line with those experienced during Q2 to date, and the additional assumptions set forth below. However, it is not possible to determine the ultimate impact on our operations for the second quarter, or whether other currently unanticipated direct or indirect consequences of the pandemic are reasonably likely to materially affect our operations.
Second Quarter 2020 Guidance

•
Net sales are expected to be between $75.0 billion and $81.0 billion, or to grow between 18% and 28% compared with second quarter 2019. This guidance anticipates an unfavorable impact of approximately 70 basis points from foreign exchange rates.

•
Operating income (loss) is expected to be between $(1.5) billion and $1.5 billion, compared with $3.1 billion in second quarter 2019. This guidance assumes approximately $4.0 billion of costs related to COVID-19.

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
Foreign Exchange Risk
During Q1 2020, net sales from our International segment accounted for 25% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q1 2020 decreased by $360 million in comparison with Q1 2019.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2020, of $11.4 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $570 million, $1.1 billion, and $2.3 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of March 31, 2020, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $195 million, $385 million, and $775 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of March 31, 2020, our recorded value in equity and equity warrant investments in public and private companies was $3.0 billion. Our equity and equity warrant investments in publicly traded companies represent $520 million of our investments as of March 31, 2020, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity investments in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of the risks discussed below.
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

We Have Foreign Exchange Risk
The results of operations of, and certain of our intercompany balances associated with, our international stores and product and service offerings are exposed to foreign exchange rate fluctuations. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities in foreign currencies including Euros, British Pounds, and Japanese Yen. When the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.
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
Our tax expense and liabilities are also affected by other factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, and changes in our tax assets and liabilities and their valuation. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in evaluating and estimating our tax expense and liabilities.
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

Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and March 2020, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $10,900 for individuals who may have been acting for 13 Iranian embassies and diplomatic organizations located in countries other than Iran; consumer products valued at approximately $18,300 for individuals who may have been acting for four entities owned or controlled by the Iranian government; and consumer products valued at approximately $2,700 for individuals who may have been acting for seven entities designated under Executive Order 13224 or Executive Order 13382, three of which are owned or controlled by the Iranian government. The consumer products included books, other media, apparel, home and kitchen, jewelry, health and beauty, office, toys, consumer electronics, lawn and patio, automotive, musical instruments, software, grocery, and pet products. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: April 30, 2020