Form 10-Q
period 2020-06-30
AMAZON COM INC
filed 2020-07-31
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
500,889,651 shares of common stock, par value $0.01 per share, outstanding as of July 22, 2020

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2020	2019	2020	2019	2020
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$23,507	$27,505	$32,173	$36,410	$20,536	$22,965
OPERATING ACTIVITIES:
Net income	2,625	5,243	6,186	7,778	12,096	13,180
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	5,202	5,748	10,056	11,110	18,097	22,843
Stock-based compensation	1,971	2,601	3,245	4,358	6,012	7,977
Other operating expense (income), net	80	282	67	348	200	445
Other expense (income), net	(7)	(769)	(142)	(204)	152	(310)
Deferred income taxes	105	465	520	787	958	1,063
Changes in operating assets and liabilities:
Inventories	(2,100)	(672)	(1,381)	720	(3,826)	(1,176)
Accounts receivable, net and other	(2,193)	(2,854)	(2,594)	(1,592)	(6,873)	(6,680)
Accounts payable	3,668	8,616	(2,716)	573	8,060	11,482
Accrued expenses and other	(623)	1,699	(3,556)	(1,063)	(653)	1,110
Unearned revenue	390	247	1,278	854	1,806	1,286
Net cash provided by (used in) operating activities	9,118	20,606	10,963	23,669	36,029	51,220
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,562)	(7,459)	(6,852)	(14,254)	(13,938)	(24,263)
Proceeds from property and equipment sales and incentives	919	844	1,488	2,212	2,927	4,895
Acquisitions, net of cash acquired, and other	(117)	(118)	(1,285)	(210)	(2,592)	(1,385)
Sales and maturities of marketable securities	5,161	8,138	7,804	19,764	11,706	34,641
Purchases of marketable securities	(9,950)	(19,209)	(16,827)	(34,210)	(22,919)	(49,196)
Net cash provided by (used in) investing activities	(7,549)	(17,804)	(15,672)	(26,698)	(24,816)	(35,308)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	222	2,433	307	3,050	972	4,145
Repayments of short-term debt, and other	(73)	(1,906)	(363)	(2,537)	(958)	(3,693)
Proceeds from long-term debt	61	9,918	166	9,994	347	10,699
Repayments of long-term debt	(39)	(205)	(101)	(241)	(122)	(1,305)
Principal repayments of finance leases	(2,327)	(2,817)	(4,541)	(5,417)	(8,693)	(10,504)
Principal repayments of financing obligations	(2)	(15)	(3)	(32)	(211)	(56)
Net cash provided by (used in) financing activities	(2,158)	7,408	(4,535)	4,817	(8,665)	(714)
Foreign currency effect on cash, cash equivalents, and restricted cash	47	127	36	(356)	(119)	(321)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(542)	10,337	(9,208)	1,432	2,429	14,877
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$22,965	$37,842	$22,965	$37,842	$22,965	$37,842
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Net product sales	$35,856	$50,244	$70,139	$92,085
Net service sales	27,548	38,668	52,965	72,279
Total net sales	63,404	88,912	123,104	164,364
Operating expenses:
Cost of sales	36,337	52,660	70,257	96,917
Fulfillment	9,271	13,806	17,872	25,337
Technology and content	9,065	10,388	16,991	19,713
Marketing	4,291	4,345	7,955	9,173
General and administrative	1,270	1,580	2,444	3,032
Other operating expense (income), net	86	290	81	360
Total operating expenses	60,320	83,069	115,600	154,532
Operating income	3,084	5,843	7,504	9,832
Interest income	215	135	398	337
Interest expense	(383)	(403)	(749)	(805)
Other income (expense), net	(27)	646	138	240
Total non-operating income (expense)	(195)	378	(213)	(228)
Income before income taxes	2,889	6,221	7,291	9,604
Provision for income taxes	(257)	(984)	(1,094)	(1,729)
Equity-method investment activity, net of tax	(7)	6	(11)	(97)
Net income	$2,625	$5,243	$6,186	$7,778
Basic earnings per share	$5.32	$10.50	$12.57	$15.59
Diluted earnings per share	$5.22	$10.30	$12.31	$15.32
Weighted-average shares used in computation of earnings per share:
Basic	493	500	492	499
Diluted	503	509	503	508
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Net income	$2,625	$5,243	$6,186	$7,778
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(6), $(8), $(8) and $13	7	207	(1)	(668)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $(11), $(73), $(11) and $(61)	44	407	76	205
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, $0 and $0	(1)	(6)	—	(6)
Net unrealized gains (losses) on available-for-sale debt securities	43	401	76	199
Total other comprehensive income (loss)	50	608	75	(469)
Comprehensive income	$2,675	$5,851	$6,261	$7,309
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2019	June 30, 2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,092	$37,466
Marketable securities	18,929	33,925
Inventories	20,497	19,599
Accounts receivable, net and other	20,816	19,918
Total current assets	96,334	110,908
Property and equipment, net	72,705	86,517
Operating leases	25,141	28,537
Goodwill	14,754	14,751
Other assets	16,314	17,601
Total assets	$225,248	$258,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,183	$51,036
Accrued expenses and other	32,439	33,863
Unearned revenue	8,190	8,997
Total current liabilities	87,812	93,896
Long-term lease liabilities	39,791	42,798
Long-term debt	23,414	33,128
Other long-term liabilities	12,171	14,764
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 521 and 524
Outstanding shares — 498 and 501	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	33,658	38,017
Accumulated other comprehensive income (loss)	(986)	(1,455)
Retained earnings	31,220	38,998
Total stockholders’ equity	62,060	73,728
Total liabilities and stockholders’ equity	$225,248	$258,314
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES
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
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Proceeds from and repayments of short-term debt, and other were reclassified from proceeds from and repayments of long-term debt, and other on our consolidated statements of cash flows.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, inventory valuation, collectability of receivables, and valuation and impairment of investments. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates have become more challenging, and actual results could differ materially from these estimates.
We review the useful lives of equipment on an ongoing basis, and effective January 1, 2020 we changed our estimate of the useful life for our servers from three to four years. The longer useful life is due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for Q2 2020, based on servers that were included in “Property and equipment, net” as of March 31, 2020 and those acquired during the quarter ended June 30, 2020, was a reduction in depreciation and amortization expense of $696 million and an increase in net income of $534 million, or $1.07 per basic share and $1.05 per diluted share. The effect of this change in estimate for the six months ended June 30, 2020, based on servers that were included in “Property and equipment, net” as of December 31, 2019 and those acquired during the six months ended June 30, 2020, was a reduction in depreciation and amortization expense of $1.5 billion and an increase in net income of $1.1 billion, or $2.27 per basic share and $2.24 per diluted share.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2020	2019	2020	2019	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt	$147	$139	$433	$430	$837	$872
Cash paid for operating leases	838	1,086	1,547	2,115	1,547	3,929
Cash paid for interest on finance leases	150	161	315	329	536	662
Cash paid for interest on financing obligations	4	21	5	43	105	77
Cash paid for income taxes, net of refunds	283	486	451	791	822	1,221
Assets acquired under operating leases	2,220	3,347	3,094	5,755	3,094	10,530
Property and equipment acquired under finance leases	3,307	3,155	5,935	5,321	11,944	13,110
Property and equipment acquired under build-to-suit arrangements	283	482	719	861	2,825	1,504
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Shares used in computation of basic earnings per share	493	500	492	499
Total dilutive effect of outstanding stock awards	10	9	11	9
Shares used in computation of diluted earnings per share	503	509	503	508
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $1.6 billion and $1.7 billion as of December 31, 2019 and June 30, 2020.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2019 and June 30, 2020, customer receivables, net, were $12.6 billion and $12.2 billion, vendor receivables, net, were $4.2 billion and $3.1 billion, and seller receivables, net, were $863 million and $543 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $718 million and $1.1 billion as of December 31, 2019 and June 30, 2020.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2019 and June 30, 2020 were $5.8 billion and $6.1 billion. Total video and music expense was $1.8 billion and $2.8 billion in Q2 2019 and Q2 2020, and $3.5 billion and $5.2 billion for the six months ended June 30, 2019 and 2020.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2019 was $10.2 billion, of which $5.6 billion was recognized as revenue during the six months ended June 30, 2020. Included in “Other long-term liabilities” on our consolidated balance sheets was $2.0 billion of unearned revenue as of December 31, 2019 and June 30, 2020.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $41.0 billion as of June 30, 2020. The weighted average remaining life of our long-term contracts is 3.3 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2019 and June 30, 2020, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of cash, cash equivalents, restricted cash, or marketable securities categorized as Level 3 assets as of December 31, 2019 and June 30, 2020.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2019	June 30, 2020
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$9,776	$9,277	$—	$—	$9,277
Level 1 securities:
Money market funds	18,850	21,818	—	—	21,818
Equity securities (1)	202				407
Level 2 securities:
Foreign government and agency securities	4,794	6,324	1	—	6,325
U.S. government and agency securities	7,080	8,087	37	(1)	8,123
Corporate debt securities	11,881	21,785	271	(11)	22,045
Asset-backed securities	2,360	3,277	23	(13)	3,287
Other fixed income securities	394	477	6	—	483
Equity securities (1)	5				4
	$55,342	$71,045	$338	$(25)	$71,769
Less: Restricted cash, cash equivalents, and marketable securities (2)	(321)				(378)
Total cash, cash equivalents, and marketable securities	$55,021				$71,391
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $14 million and $235 million in Q2 2019 and Q2 2020, and $82 million and $204 million for the six months ended June 30, 2019 and 2020.
(2)We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. We classify cash, cash equivalents, and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 4 — Commitments and Contingencies.”
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of June 30, 2020 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$42,733	$42,746
Due after one year through five years	15,671	15,956
Due after five years through ten years	654	656
Due after ten years	2,710	2,723
Total	$61,768	$62,081
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2019 and June 30, 2020, these warrants had a fair value of $669 million and $1.0 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are primarily classified as Level 2 assets.
As of December 31, 2019 and June 30, 2020, equity investments not accounted for under the equity-method and without readily determinable fair values, had a carrying value of $1.5 billion, and are recorded within “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2019	June 30, 2020
Cash and cash equivalents	$36,092	$37,466
Restricted cash included in accounts receivable, net and other	276	354
Restricted cash included in other assets	42	22
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$36,410	$37,842
Note 3 — LEASES
Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $57.4 billion and $60.8 billion as of December 31, 2019 and June 30, 2020. Accumulated amortization associated with finance leases was $30.0 billion and $32.1 billion as of December 31, 2019 and June 30, 2020.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Operating lease cost	$874	$1,149	$1,710	$2,217
Finance lease cost:
Amortization of lease assets	2,402	2,029	4,709	3,923
Interest on lease liabilities	160	156	316	320
Finance lease cost	2,562	2,185	5,025	4,243
Variable lease cost	281	294	531	558
Total lease cost	$3,717	$3,628	$7,266	$7,018
Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	December 31, 2019	June 30, 2020
Weighted-average remaining lease term – operating leases	11.5 years	11.2 years
Weighted-average remaining lease term – finance leases	5.5 years	5.7 years
Weighted-average discount rate – operating leases	3.1%	2.9%
Weighted-average discount rate – finance leases	2.7%	2.5%

Our lease liabilities were as follows (in millions):

	December 31, 2019
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$31,963	$28,875	$60,838
Less: imputed interest	(6,128)	(1,896)	(8,024)
Present value of lease liabilities	25,835	26,979	52,814
Less: current portion of lease liabilities	(3,139)	(9,884)	(13,023)
Total long-term lease liabilities	$22,696	$17,095	$39,791

	June 30, 2020
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$36,048	$28,787	$64,835
Less: imputed interest	(6,449)	(1,997)	(8,446)
Present value of lease liabilities	29,599	26,790	56,389
Less: current portion of lease liabilities	(3,530)	(10,061)	(13,591)
Total long-term lease liabilities	$26,069	$16,729	$42,798
Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating and finance leases and financing obligations for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of June 30, 2020 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt principal and interest	$1,605	$2,190	$2,809	$3,271	$4,272	$38,738	$52,885
Operating lease liabilities	2,070	4,313	3,884	3,508	3,193	19,080	36,048
Finance lease liabilities, including interest	5,101	9,227	5,628	2,071	1,136	5,624	28,787
Financing obligations, including interest	71	144	146	149	151	2,447	3,108
Unconditional purchase obligations (1)	1,424	3,990	3,459	3,152	3,031	2,361	17,417
Other commitments (2) (3)	2,113	3,480	2,800	2,156	2,131	21,011	33,691
Total commitments	$12,384	$23,344	$18,726	$14,307	$13,914	$89,261	$171,936
___________________
(1)Includes unconditional purchase obligations related to certain products offered in our Whole Foods Market stores and long-term agreements to acquire and license digital media content that are not reflected on the consolidated balance sheets. For those digital media content agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities and/or pricing as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified.
(2)Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements and lease arrangements prior to the lease commencement date and liabilities associated with digital media content agreements with initial terms greater than one year.
(3)Excludes approximately $3.7 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Assets
As of December 31, 2019 and June 30, 2020, we have pledged or otherwise restricted $994 million and $957 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. Additionally, we have pledged our cash and seller receivables for debt related to our Credit Facility. See “Note 5 — Debt.”
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2019 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended March 31, 2020 as supplemented by the following:
Beginning in March 2020, a number of class-action complaints were filed alleging, among other things, price fixing arrangements between Amazon.com, Inc. and third-party sellers in Amazon’s stores, monopolization and attempted monopolization of an alleged market in online retail or other submarkets, and consumer protection and unjust enrichment claims. In March 2020, Frame-Wilson v. Amazon.com, Inc. was filed in the United States District Court for the Western District of Washington. Beginning in April 2020, class action complaints were filed in the Superior Court of Quebec – Division of Montreal, the Ontario Superior Court of Justice, and the Federal Court of Canada against Amazon.com, Inc. and related entities. The complaints allege several distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. The complaints seek billions of dollars of alleged actual damages, treble damages, punitive damages, and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
See also “Note 7 — Income Taxes.”

Note 5 — DEBT
As of June 30, 2020, we had $33.2 billion of unsecured senior notes outstanding (the “Notes”), including $10.0 billion issued in June 2020 for general corporate purposes. We also have other long-term debt and borrowings under our credit facility of $1.6 billion and $1.2 billion as of December 31, 2019 and June 30, 2020. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2019	June 30, 2020
2012 Notes issuance of $3.0 billion	2022	2.50%	2.66%	1,250	1,250
2014 Notes issuance of $6.0 billion	2021 - 2044	3.30% - 4.95%	3.43% - 5.11%	5,000	5,000
2017 Notes issuance of $17.0 billion	2020 - 2057	1.90% - 5.20%	2.16% - 4.33%	17,000	17,000
2020 Notes issuance of $10.0 billion	2023 - 2060	0.40% - 2.70%	0.56% - 2.77%	—	10,000
Credit Facility				740	573
Other long-term debt				830	663
Total face value of long-term debt				24,820	34,486
Unamortized discount and issuance costs, net				(101)	(204)
Less current portion of long-term debt				(1,305)	(1,154)
Long-term debt				$23,414	$33,128
___________________
(1) The weighted average remaining lives of the 2012, 2014, 2017, and 2020 Notes were 2.4 years, 12.3 years, 15.7 years, and 19.2 years as of June 30, 2020. The combined weighted average remaining life of the Notes was 15.8 years as of June 30, 2020.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $26.2 billion and $38.2 billion as of December 31, 2019 and June 30, 2020, which is based on quoted prices for our debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $740 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until October 2022, bears interest at the London interbank offered rate (“LIBOR”) plus 1.40%, and has a commitment fee of 0.50% on the undrawn portion. There were $740 million and $573 million of borrowings outstanding under the Credit Facility as of December 31, 2019 and June 30, 2020, which had a weighted-average interest rate of 3.4% and 3.2%, respectively. As of December 31, 2019 and June 30, 2020, we have pledged $852 million and $672 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2019 and June 30, 2020.
Other long-term debt, including the current portion, had a weighted-average interest rate of 4.1% and 2.9% as of December 31, 2019 and June 30, 2020. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2019 and June 30, 2020.
In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. In June 2020, we increased the size of the Commercial Paper Program to $10.0 billion. There were no borrowings outstanding under the Commercial Paper Program as of December 31, 2019. There were $730 million of borrowings outstanding under the Commercial Paper Program as of June 30, 2020, which are included in “Accrued expenses and other” on our consolidated balance sheets and have a weighted average effective interest rate, including issuance costs, of 0.20%. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
In April 2018, in connection with our Commercial Paper Program, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders to increase our borrowing capacity thereunder to $7.0 billion. In June 2020, we further amended and restated the Credit Agreement to extend the term to June 2023, and it may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2019 and June 30, 2020.
We also utilize other short-term credit facilities for working capital purposes. These amounts are included in “Accrued expenses and other” on our consolidated balance sheets.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock during the six months ended June 30, 2019 or 2020.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 512 million and 517 million as of December 31, 2019 and June 30, 2020. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Cost of sales	$43	$76	$67	$118
Fulfillment	360	417	594	677
Technology and content	1,077	1,421	1,752	2,382
Marketing	307	456	516	787
General and administrative	184	231	316	394
Total stock-based compensation expense	$1,971	$2,601	$3,245	$4,358
The following table summarizes our restricted stock unit activity for the six months ended June 30, 2020 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2019	14.3	$1,458
Units granted	5.7	2,063
Units vested	(3.1)	1,187
Units forfeited	(0.7)	1,493
Outstanding as of June 30, 2020	16.2	1,721
Scheduled vesting for outstanding restricted stock units as of June 30, 2020, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Scheduled vesting—restricted stock units	2.7	5.8	5.1	2.0	0.5	0.1	16.2
As of June 30, 2020, there was $13.1 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2019 and June 30, 2020 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

Changes in Stockholders’ Equity
The following table shows the changes in stockholders’ equity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Total beginning stockholders’ equity	$48,410	$65,272	$43,549	$62,060

Beginning and ending common stock	5	5	5	5

Beginning and ending treasury stock	(1,837)	(1,837)	(1,837)	(1,837)

Beginning additional paid-in capital	28,059	35,412	26,791	33,658
Stock-based compensation and issuance of employee benefit plan stock	1,976	2,605	3,244	4,359
Ending additional paid-in capital	30,035	38,017	30,035	38,017

Beginning accumulated other comprehensive income (loss)	(1,010)	(2,063)	(1,035)	(986)
Other comprehensive income (loss)	50	608	75	(469)
Ending accumulated other comprehensive income (loss)	(960)	(1,455)	(960)	(1,455)

Beginning retained earnings	23,193	33,755	19,625	31,220
Cumulative effect of changes in accounting principles (1)	—	—	7	—
Net income	2,625	5,243	6,186	7,778
Ending retained earnings	25,818	38,998	25,818	38,998

Total ending stockholders’ equity	$53,061	$73,728	$53,061	$73,728
___________________
(1)We recorded cumulative effect adjustments related to the new lease standard in Q1 2019 and the new measurement of credit losses standard in Q1 2020.
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
Our income tax provisions for the six months ended June 30, 2019 and 2020 were $1.1 billion and $1.7 billion, which included $706 million and $831 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.

Cash paid for income taxes, net of refunds was $283 million and $486 million in Q2 2019 and Q2 2020, and $451 million and $791 million for the six months ended June 30, 2019 and 2020.
As of December 31, 2019 and June 30, 2020, tax contingencies were approximately $3.9 billion and $3.7 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
North America
Net sales	$38,653	$55,436	$74,465	$101,563
Operating expenses	37,089	53,295	70,614	98,111
Operating income	$1,564	$2,141	$3,851	$3,452

International
Net sales	$16,370	$22,668	$32,563	$41,774
Operating expenses	16,971	22,323	33,253	41,826
Operating income (loss)	$(601)	$345	$(690)	$(52)

AWS
Net sales	$8,381	$10,808	$16,076	$21,027
Operating expenses	6,260	7,451	11,733	14,595
Operating income	$2,121	$3,357	$4,343	$6,432

Consolidated
Net sales	$63,404	$88,912	$123,104	$164,364
Operating expenses	60,320	83,069	115,600	154,532
Operating income	3,084	5,843	7,504	9,832
Total non-operating income (expense)	(195)	378	(213)	(228)
Provision for income taxes	(257)	(984)	(1,094)	(1,729)
Equity-method investment activity, net of tax	(7)	6	(11)	(97)
Net income	$2,625	$5,243	$6,186	$7,778
Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Net Sales:
Online stores (1)	$31,053	$45,896	$60,552	$82,549
Physical stores (2)	4,330	3,774	8,636	8,414
Third-party seller services (3)	11,962	18,195	23,104	32,676
Subscription services (4)	4,676	6,018	9,018	11,574
AWS	8,381	10,808	16,076	21,027
Other (5)	3,002	4,221	5,718	8,124
Consolidated	$63,404	$88,912	$123,104	$164,364
____________________________
(1)Includes product sales and digital media content where we record revenue gross. We leverage our retail infrastructure to offer a wide selection of consumable and durable goods that includes media products available in both a physical and digital format, such as books, music, videos, games, and software. These product sales include digital products sold on a transactional basis. Digital product subscriptions that provide unlimited viewing or usage rights are included in “Subscription services.”
(2)Includes product sales where our customers physically select items in a store. Sales from customers who order goods online for delivery or pickup at our physical stores are included in “Online stores.”
(3)Includes commissions and any related fulfillment and shipping fees, and other third-party seller services.
(4)Includes annual and monthly fees associated with Amazon Prime memberships, as well as audiobook, digital video, digital music, e-book, and other non-AWS subscription services.
(5)Primarily includes sales of advertising services, as well as sales related to our other service offerings.

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
Critical Accounting Judgments
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2019 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2020, we would have recorded an additional cost of sales of approximately $220 million.
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

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2020	2019	2020	2019	2020
Cash provided by (used in):
Operating activities	$9,118	$20,606	$10,963	$23,669	$36,029	$51,220
Investing activities	(7,549)	(17,804)	(15,672)	(26,698)	(24,816)	(35,308)
Financing activities	(2,158)	7,408	(4,535)	4,817	(8,665)	(714)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $55.0 billion and $71.4 billion as of December 31, 2019 and June 30, 2020. Amounts held in foreign currencies were $15.3 billion and $16.0 billion as of December 31, 2019 and June 30, 2020, and were primarily Euros, British Pounds, and Japanese Yen.
Cash provided by (used in) operating activities was $9.1 billion and $20.6 billion for Q2 2019 and Q2 2020, and $11.0 billion and $23.7 billion for the six months ended June 30, 2019 and 2020. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended June 30, 2020, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(7.5) billion and $(17.8) billion for Q2 2019 and Q2 2020, and $(15.7) billion and $(26.7) billion for the six months ended June 30, 2019 and 2020, with the variability caused primarily by our decision to purchase or lease property and equipment and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $2.6 billion and $6.6 billion during Q2 2019 and Q2 2020, and $5.4 billion and $12.0 billion for the six months ended June 30, 2019 and 2020, which primarily reflect investments in additional capacity to support our fulfillment operations and in support of continued business growth in technology infrastructure (the majority of which is to support AWS), which investments we expect to continue over time. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $117 million and $118 million during Q2 2019 and Q2 2020, and $1.3 billion and $210 million for the six months ended June 30, 2019 and 2020.
Cash provided by (used in) financing activities was $(2.2) billion and $7.4 billion for Q2 2019 and Q2 2020, and $(4.5) billion and $4.8 billion for the six months ended June 30, 2019 and 2020. Cash inflows from financing activities resulted from proceeds of short-term debt, and other and long-term debt of $283 million and $12.4 billion for Q2 2019 and Q2 2020, and $473 million and $13.0 billion for the six months ended June 30, 2019 and 2020. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $2.4 billion and $4.9 billion in Q2 2019 and Q2 2020, and $5.0 billion and $8.2 billion for the six months ended June 30, 2019 and 2020. Property and equipment acquired under finance leases was $3.3 billion and $3.2 billion during Q2 2019 and Q2 2020, and $5.9 billion and $5.3 billion for the six months ended June 30, 2019 and 2020, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS.
We had no borrowings outstanding under the Credit Agreement, $730 million of borrowings outstanding under the Commercial Paper Program, and $573 million of borrowings outstanding under our Credit Facility as of June 30, 2020. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
We recorded net tax provisions of $257 million and $984 million in Q2 2019 and Q2 2020, and $1.1 billion and $1.7 billion for the six months ended June 30, 2019 and 2020. Certain foreign subsidiary earnings are subject to U.S. taxation under the U.S. Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income. The U.S. Tax Act enhanced and extended accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. Cash taxes paid (net of refunds) were $283 million and $486 million for Q2 2019 and Q2 2020, and $451 million and $791 million for the six months ended June 30, 2019 and 2020. As of December 31, 2019, we had approximately $1.7 billion of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal tax credits we expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg tax authorities computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” and “Other assets” on our consolidated balance sheets. As of December 31, 2019 and June 30, 2020, restricted cash, cash equivalents, and marketable securities were $321 million and $378 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $24.5 billion as of June 30, 2020. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
The COVID-19 pandemic and resulting global disruptions have caused significant market volatility. This disruption can contribute to defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of lease and financing credit as well as other segments of the credit markets. We have utilized a range of financing methods to fund our operations and capital expenditures and expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
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
Effects of COVID-19
The COVID-19 pandemic and resulting global disruptions have affected our businesses, as well as those of our customers, suppliers, and third-party sellers. To serve our customers while also providing for the safety of our employees and service providers, we have adapted numerous aspects of our logistics, transportation, supply chain, purchasing, and third-party seller processes. Among other actions, beginning in Q1 2020, we lengthened delivery promises on certain products in order to prioritize stocking and delivering essential products and took actions to moderate orders of other products, including by reducing our marketing spend. We also hired 175,000 additional employees to increase our fulfillment network capacity. We made numerous process updates across our operations worldwide, and adapted our fulfillment network, to implement employee and customer safety measures, such as enhanced cleaning and social distancing, personal protective gear, disinfectant spraying, and temperature checks. In Q2 2020, we incurred more than $4 billion in COVID-19 related costs to help keep our employees and customers safe, provide additional compensation to our employees and certain service providers, and deliver products to customers. As the quarter progressed, we significantly increased our ability to meet customer demand. We continue to monitor the evolving situation and expect to continue to adapt our operations to address federal, state, and local standards as well as to implement standards or processes that we determine to be in the best interests of our employees, customers, and communities.
As reflected in the discussion below, the impact of the pandemic and actions taken in response to it had varying effects on our Q2 2020 results of operations. Higher net sales in the North America and International segments reflect increased demand, particularly as people are staying at home, including for household staples and other essential and home products, partially offset by moderated orders of certain products and fulfillment network capacity and supply chain constraints. Other effects in the North America and International segments include increased cost of sales and fulfillment costs as a percentage of net sales, primarily due to increased employee hiring, pay, and benefits, the impact of lower productivity, and costs to maintain safe workplaces.
We expect the fulfillment network capacity and supply chain constraints, effects of changes in demand among product categories, elevated collection risk in our accounts receivable, and increased cost of sales and fulfillment costs as a percentage of net sales to continue into all or portions of Q3 2020. However, it is not possible to determine the duration and scope of the pandemic, including any recurrence, the actions taken in response to the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Net Sales:
North America	$38,653	$55,436	$74,465	$101,563
International	16,370	22,668	32,563	41,774
AWS	8,381	10,808	16,076	21,027
Consolidated	$63,404	$88,912	$123,104	$164,364
Year-over-year Percentage Growth:
North America	20%	43%	18%	36%
International	12	38	10	28
AWS	37	29	39	31
Consolidated	20	40	18	34
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	20%	44%	19%	37%
International	17	41	17	31
AWS	37	29	39	31
Consolidated	21	41	20	34
Net sales mix:
North America	61%	62%	61%	62%
International	26	26	26	25
AWS	13	12	13	13
Consolidated	100%	100%	100%	100%
Sales increased 40% in Q2 2020 and 34% for the six months ended June 30, 2020 compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(582) million for Q2 2020 and by $(969) million for the six months ended June 30, 2020. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 43% in Q2 2020, and 36% for the six months ended June 30, 2020 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, including for household staples and other essential and home products, partially offset by moderated orders of certain products and fulfillment network capacity and supply chain constraints.
International sales increased 38% in Q2 2020 and 28% for the six months ended June 30, 2020 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, including for household staples and other essential and home products, partially offset by moderated orders of certain products and fulfillment network capacity and supply chain constraints. Changes in foreign currency exchange rates impacted International net sales by $(446) million for Q2 2020, and by $(806) million for the six months ended June 30, 2020.
AWS sales increased 29% in Q2 2020 and 31% for the six months ended June 30, 2020 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Operating Income (Loss):
North America	$1,564	$2,141	$3,851	$3,452
International	(601)	345	(690)	(52)
AWS	2,121	3,357	4,343	6,432
Consolidated	$3,084	$5,843	$7,504	$9,832
Operating income increased from $3.1 billion in Q2 2019 to $5.8 billion in Q2 2020, and increased from $7.5 billion for the six months ended June 30, 2019, to $9.8 billion for the six months ended June 30, 2020. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in Q2 2020, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales and slower growth in certain operating expenses, partially offset by increased shipping and fulfillment costs due in part to COVID-19. The decrease in North America operating income in absolute dollars for the six months ended June 30, 2020, compared to the comparable prior year period, is primarily due to increased shipping and fulfillment costs due in part to COVID-19, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales and slower growth in certain operating expenses. We expect North America operating income to continue to be negatively impacted through at least Q3 2020 by COVID-19 related costs.
The International operating income in Q2 2020, as compared to the operating loss in the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales and slower growth in certain operating expenses, partially offset by increased shipping and fulfillment costs due in part to COVID-19. The decrease in International operating loss in absolute dollars for the six months ended June 30, 2020, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales and slower growth in certain operating expenses, partially offset by increased shipping and fulfillment costs due in part to COVID-19. We expect International operating income to continue to be negatively impacted through at least Q3 2020 by COVID-19 related costs. Changes in foreign exchange rates impacted operating income (loss) by $32 million for Q2 2020, and by $28 million for the six months ended June 30, 2020.
The increase in AWS operating income in absolute dollars in Q2 2020 and for the six months ended June 30, 2020, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, including a reduction in depreciation and amortization expense from our change in the estimated useful life of our servers, partially offset by increased spending on technology infrastructure and payroll and related expenses, both of which were primarily driven by additional investments to support the business growth, and reduced prices for our customers. Changes in foreign exchange rates impacted operating income by $83 million for Q2 2020, and by $146 million for the six months ended June 30, 2020.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Operating Expenses:
Cost of sales	$36,337	$52,660	$70,257	$96,917
Fulfillment	9,271	13,806	17,872	25,337
Technology and content	9,065	10,388	16,991	19,713
Marketing	4,291	4,345	7,955	9,173
General and administrative	1,270	1,580	2,444	3,032
Other operating expense (income), net	86	290	81	360
Total operating expenses	$60,320	$83,069	$115,600	$154,532
Year-over-year Percentage Growth:
Cost of sales	19%	45%	14%	38%
Fulfillment	17	49	14	42
Technology and content	25	15	21	16
Marketing	48	1	42	15
General and administrative	14	24	12	24
Other operating expense (income), net	8	237	(43)	343
Percent of Net Sales:
Cost of sales	57.3%	59.2%	57.1%	59.0%
Fulfillment	14.6	15.5	14.5	15.4
Technology and content	14.3	11.7	13.8	12.0
Marketing	6.8	4.9	6.5	5.6
General and administrative	2.0	1.8	2.0	1.8
Other operating expense (income), net	0.1	0.3	0.1	0.2
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in Q2 2020 and for the six months ended June 30, 2020, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales. We expect cost of sales as a percentage of net sales to continue to be negatively impacted through at least Q3 2020 by COVID-19 related costs.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $8.1 billion and $13.7 billion in Q2 2019 and Q2 2020, and $15.5 billion and $24.6 billion for the six months ended June 30, 2019 and 2020. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
Costs to operate our AWS segment are primarily classified as “Technology and content” as we leverage a shared infrastructure that supports both our internal technology requirements and external sales to AWS customers.

Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International fulfillment centers, physical stores, and customer service centers and payment processing costs. While AWS payment processing and related transaction costs are included in “Fulfillment,” AWS costs are primarily classified as “Technology and content.” Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, the extent to which third party sellers utilize Fulfillment by Amazon services, timing of fulfillment network and physical store expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction costs are higher as a percentage of sales versus our retail sales, sales by our sellers have higher payment processing costs as a percent of net sales.
The increase in fulfillment costs in absolute dollars in Q2 2020 and for the six months ended June 30, 2020, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, costs from expanding our fulfillment network, increased employee hiring, pay, and benefits, the impact of lower productivity, and costs to maintain safe workplaces. We expect fulfillment costs as a percentage of net sales to continue to be negatively impacted through at least Q3 2020 by COVID-19 related costs.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q2 2020 and for the six months ended June 30, 2020, compared to the comparable prior year periods, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings and an increase in spending on technology infrastructure, offset by a reduction in depreciation and amortization expense from our change in the estimated useful life of our servers. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2019 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures — Use of Estimates” for additional information on our change in the estimated useful life of our servers.
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
The increase in marketing costs in absolute dollars in Q2 2020 and for the six months ended June 30, 2020, compared to the comparable prior year periods, is primarily due to increased payroll and related expenses for personnel engaged in marketing and selling activities, partially offset by lower spending on marketing channels as a result of COVID-19. We expect marketing costs as a percentage of net sales to continue to be favorably impacted through at least Q3 2020 by COVID-19.

While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q2 2020 and for the six months ended June 30, 2020, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $86 million and $290 million for Q2 2019 and Q2 2020, and $81 million and $360 million for the six months ended June 30, 2019 and 2020, and was primarily related to a lease impairment in Q2 2020 and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $215 million and $135 million during Q2 2019 and Q2 2020, and $398 million and $337 million for the six months ended June 30, 2019 and 2020. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $383 million and $403 million during Q2 2019 and Q2 2020, and $749 million and $805 million for the six months ended June 30, 2019 and 2020, and was primarily related to debt and finance leases.
Other Income (Expense), Net
Other income (expense), net was $(27) million and $646 million during Q2 2019 and Q2 2020, and $138 million and $240 million for the six months ended June 30, 2019 and 2020. The primary components of other income (expense), net are related to warrant and equity securities valuations and foreign currency.
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
Our income tax provisions for the six months ended June 30, 2019 and 2020 were $1.1 billion and $1.7 billion, which included $706 million and $831 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2019 and 2020 (in millions):

	Twelve Months Ended June 30,
	2019	2020
Net cash provided by (used in) operating activities	$36,029	$51,220
Purchases of property and equipment, net of proceeds from sales and incentives	(11,011)	(19,368)
Free cash flow	$25,018	$31,852

Net cash provided by (used in) investing activities	$(24,816)	$(35,308)
Net cash provided by (used in) financing activities	$(8,665)	$(714)
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2019 and 2020 (in millions):

	Twelve Months Ended June 30,
	2019	2020
Net cash provided by (used in) operating activities	$36,029	$51,220
Purchases of property and equipment, net of proceeds from sales and incentives	(11,011)	(19,368)
Free cash flow	25,018	31,852
Principal repayments of finance leases	(8,693)	(10,504)
Principal repayments of financing obligations	(211)	(56)
Free cash flow less principal repayments of finance leases and financing obligations	$16,114	$21,292

Net cash provided by (used in) investing activities	$(24,816)	$(35,308)
Net cash provided by (used in) financing activities	$(8,665)	$(714)

Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2019 and 2020 (in millions):

	Twelve Months Ended June 30,
	2019	2020
Net cash provided by (used in) operating activities	$36,029	$51,220
Purchases of property and equipment, net of proceeds from sales and incentives	(11,011)	(19,368)
Free cash flow	25,018	31,852
Equipment acquired under finance leases (1)	(11,656)	(11,952)
Principal repayments of all other finance leases (2)	(176)	(415)
Principal repayments of financing obligations	(211)	(56)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$12,975	$19,429

Net cash provided by (used in) investing activities	$(24,816)	$(35,308)
Net cash provided by (used in) financing activities	$(8,665)	$(714)
___________________
(1)For the twelve months ended June 30, 2019 and 2020, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $11,944 million and $13,110 million.
(2)For the twelve months ended June 30, 2019 and 2020, this amount relates to property included in “Principal repayments of finance leases” of $8,693 million and $10,504 million.
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

	Three Months Ended June 30,						Six Months Ended June 30,
	2019			2020			2019			2020
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$63,404	$814	$64,218	$88,912	$582	$89,494	$123,104	$1,940	$125,044	$164,364	$969	$165,333
Operating expenses	60,320	872	61,192	83,069	693	83,762	115,600	2,082	117,682	154,532	1,144	155,676
Operating income	3,084	(58)	3,026	5,843	(111)	5,732	7,504	(142)	7,362	9,832	(175)	9,657
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on July 30, 2020, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 30, 2020, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.” This guidance reflects our estimates as of July 30, 2020 regarding the impact of the COVID-19 pandemic on our operations, including those discussed above, and is highly dependent on numerous factors that we may not be able to predict or control, including: the duration and scope of the pandemic, including any recurrence; actions taken by governments, businesses, and individuals in response to the pandemic; the impact of the pandemic on global and regional economies and economic activity, workforce staffing and productivity, and our significant and continuing spending on employee safety measures; our ability to continue operations in affected areas; and consumer demand and spending patterns, as well as the effects on suppliers, creditors, and third-party sellers, all of which are uncertain. This guidance also assumes the impacts on consumer demand and spending patterns, including impacts due to concerns over the current economic outlook, will be in line with those experienced during the third quarter to date, and the additional assumptions set forth below. However, it is not possible to determine the ultimate impact on our operations for the third quarter, or whether other currently unanticipated direct or indirect consequences of the pandemic are reasonably likely to materially affect our operations.
Third Quarter 2020 Guidance
•Net sales are expected to be between $87.0 billion and $93.0 billion, or to grow between 24% and 33% compared with third quarter 2019. This guidance anticipates an unfavorable impact of approximately 20 basis points from foreign exchange rates.
•Operating income is expected to be between $2.0 billion and $5.0 billion, compared with $3.2 billion in third quarter 2019. This guidance assumes more than $2.0 billion of costs related to COVID-19.
•This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

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
Foreign Exchange Risk
During Q2 2020, net sales from our International segment accounted for 26% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q2 2020 decreased by $446 million in comparison with Q2 2019.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2020, of $16.0 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $800 million, $1.6 billion, and $3.2 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of June 30, 2020, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $215 million, $430 million, and $860 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of June 30, 2020, our recorded value in equity and equity warrant investments in public and private companies was $3.7 billion. Our equity and equity warrant investments in publicly traded companies represent $1.1 billion of our investments as of June 30, 2020, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity investments in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
Our sales and operating results will also fluctuate for many other reasons, including due to factors described elsewhere in this section and the following:
•our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;
•our ability to retain and expand our network of sellers;
•our ability to offer products on favorable terms, manage inventory, and fulfill orders;
•the introduction of competitive stores, websites, products, services, price decreases, or improvements;
•changes in usage or adoption rates of the Internet, e-commerce, electronic devices, and web services, including outside the U.S.;
•timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;
•the success of our geographic, service, and product line expansions;
•the extent to which we finance, and the terms of any such financing for, our current operations and future growth;
•the outcomes of legal proceedings and claims, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;
•variations in the mix of products and services we sell;
•variations in our level of merchandise and vendor returns;
•the extent to which we offer fast and free delivery, continue to reduce prices worldwide, and provide additional benefits to our customers;
•factors affecting our reputation or brand image;
•the extent to which we invest in technology and content, fulfillment, and other expense categories;
•increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies and hardware products;
•the extent to which operators of the networks between our customers and our stores successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;
•our ability to collect amounts owed to us when they become due;
•the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and
•disruptions from natural or man-made disasters, extreme weather, geopolitical events and security issues (including terrorist attacks and armed hostilities), labor or trade disputes, and similar events.
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
In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:
•local economic and political conditions;
•government regulation (such as regulation of our product and service offerings and of competition); restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs); nationalization; and restrictions on foreign ownership;
•restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services, and content, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of intellectual property rights;
•business licensing or certification requirements, such as for imports, exports, web services, and electronic devices;

•limitations on the repatriation and investment of funds and foreign currency exchange restrictions;
•limited fulfillment and technology infrastructure;
•shorter payable and longer receivable cycles and the resultant negative impact on cash flow;
•laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, advertising, and restrictions on pricing or discounts;
•lower levels of use of the Internet;
•lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;
•lower levels of credit card usage and increased payment risk;
•difficulty in staffing, developing, and managing foreign operations as a result of distance, language, and cultural differences;
•different employee/employer relationships and the existence of works councils and labor unions;
•compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;
•laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and
•geopolitical events, including war and terrorism.
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
Our present and future e-commerce services agreements, other commercial agreements, and strategic alliances create additional risks such as:
•disruption of our ongoing business, including loss of management focus on existing businesses;
•impairment of other relationships;
•variability in revenue and income from entering into, amending, or terminating such agreements or relationships; and
•difficulty integrating under the commercial agreements.
Our Business Suffers When We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments
We have acquired and invested in a number of companies, and we may in the future acquire or invest in or enter into joint ventures with additional companies. These transactions create risks such as:
•disruption of our ongoing business, including loss of management focus on existing businesses;

•problems retaining key personnel;
•additional operating losses and expenses of the businesses we acquired or in which we invested;
•the potential impairment of tangible and intangible assets and goodwill, including as a result of acquisitions;
•the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;
•the difficulty of completing such transactions and achieving anticipated benefits within expected timeframes, or at all;
•the difficulty of incorporating acquired operations, technology, and rights into our offerings, and unanticipated expenses related to such integration;
•the difficulty of integrating a new company’s accounting, financial reporting, management, information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not successfully implemented;
•losses we may incur as a result of declines in the value of an investment or as a result of incorporating an investee’s financial performance into our financial results;
•for investments in which an investee’s financial performance is incorporated into our financial results, either in full or in part, the dependence on the investee’s accounting, financial reporting, and similar systems, controls, and processes;
•the difficulty of implementing at companies we acquire the controls, procedures, and policies appropriate for a larger public company;
•the risks associated with businesses we acquire or invest in, which may differ from or be more significant than the risks our other businesses face;
•potential unknown liabilities associated with a company we acquire or in which we invest; and
•for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries.
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
We Have a Rapidly Evolving Business Model and Our Stock Price Is Highly Volatile
We have a rapidly evolving business model. The trading price of our common stock fluctuates significantly in response to, among other risks, the risks described elsewhere in this Item 1A, as well as:
•changes in interest rates;
•conditions or trends in the Internet and the industry segments we operate in;
•quarterly variations in operating results;
•fluctuations in the stock market in general and market prices for Internet-related companies in particular;
•changes in financial estimates by us or decisions to increase or decrease future spending or investment levels;
•changes in financial estimates and recommendations by securities analysts;
•changes in our capital structure, including issuance of additional debt or equity to the public;
•changes in the valuation methodology of, or performance by, other e-commerce or technology companies; and
•transactions in our common stock by major investors and certain analyst reports, news, and speculation.
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
Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and June 2020, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $2,800 for individuals who may have been acting for ten Iranian embassies and diplomatic organizations located in countries other than Iran; consumer products valued at approximately $900 for individuals who may have been acting for two entities owned or controlled by the Iranian government; and consumer products valued at approximately $800 for individuals who may have been acting for two entities designated under Executive Order 13224 or Executive Order 13382, one of which is owned or controlled by the Iranian government. The consumer products included books, music, other media, apparel, home and kitchen, jewelry, health and beauty, office, and consumer electronics. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 29, 2020).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 29, 2020).

4.1
Officers’ Certificate of Amazon.com, Inc., dated as of June 3, 2020, containing Form of 0.400% Note due 2023, Form of 0.800% Note due 2025, Form of 1.200% Note due 2027, Form of 1.500% Note due 2030, Form of 2.500% Note due 2050, and Form of 2.700% Note due 2060 (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 3, 2020).

10.1
Amended and Restated Credit Agreement, dated as of June 23, 2020, among Amazon.com, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 23, 2020).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: July 30, 2020