Form 10-Q
period 2020-09-30
AMAZON COM INC
filed 2020-10-30
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
501,751,183 shares of common stock, par value $0.01 per share, outstanding as of October 21, 2020

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2020	2019	2020	2019	2020
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$22,965	$37,842	$32,173	$36,410	$21,032	$23,554
OPERATING ACTIVITIES:
Net income	2,134	6,331	8,320	14,109	11,347	17,377
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	5,563	6,523	15,619	17,633	19,881	23,803
Stock-based compensation	1,779	2,288	5,024	6,646	6,441	8,486
Other operating expense (income), net	47	67	114	416	186	466
Other expense (income), net	388	(1,051)	246	(1,255)	443	(1,749)
Deferred income taxes	92	295	612	1,082	784	1,267
Changes in operating assets and liabilities:
Inventories	(381)	(3,899)	(1,762)	(3,178)	(3,112)	(4,694)
Accounts receivable, net and other	(1,181)	(2,016)	(3,776)	(3,608)	(5,172)	(7,515)
Accounts payable	226	3,658	(2,490)	4,231	4,393	14,914
Accrued expenses and other	(722)	(310)	(4,277)	(1,375)	(1,612)	1,520
Unearned revenue	(53)	78	1,225	932	1,753	1,417
Net cash provided by (used in) operating activities	7,892	11,964	18,855	35,633	35,332	55,292
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,697)	(11,063)	(11,549)	(25,317)	(15,282)	(30,629)
Proceeds from property and equipment sales and incentives	1,312	1,255	2,800	3,467	3,414	4,838
Acquisitions, net of cash acquired, and other	(398)	(1,735)	(1,684)	(1,945)	(2,015)	(2,722)
Sales and maturities of marketable securities	7,251	13,135	15,056	32,899	16,994	40,525
Purchases of marketable securities	(8,542)	(17,468)	(25,368)	(51,678)	(27,428)	(58,122)
Net cash provided by (used in) investing activities	(5,074)	(15,876)	(20,745)	(42,574)	(24,317)	(46,110)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	415	1,311	722	4,361	1,292	5,042
Repayments of short-term debt, and other	(341)	(1,349)	(704)	(3,886)	(1,129)	(4,701)
Proceeds from long-term debt	287	—	453	9,994	589	10,412
Repayments of long-term debt	(14)	(1,198)	(115)	(1,439)	(124)	(2,490)
Principal repayments of finance leases	(2,307)	(2,857)	(6,848)	(8,274)	(8,754)	(11,054)
Principal repayments of financing obligations	—	(12)	(3)	(44)	(129)	(68)
Net cash provided by (used in) financing activities	(1,960)	(4,105)	(6,495)	712	(8,255)	(2,859)
Foreign currency effect on cash, cash equivalents, and restricted cash	(269)	377	(234)	21	(238)	325
Net increase (decrease) in cash, cash equivalents, and restricted cash	589	(7,640)	(8,619)	(6,208)	2,522	6,648
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$23,554	$30,202	$23,554	$30,202	$23,554	$30,202
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Net product sales	$39,726	$52,774	$109,866	$144,859
Net service sales	30,255	43,371	83,220	115,650
Total net sales	69,981	96,145	193,086	260,509
Operating expenses:
Cost of sales	41,302	57,106	111,559	154,023
Fulfillment	10,167	14,705	28,040	40,043
Technology and content	9,200	10,976	26,191	30,691
Marketing	4,752	5,434	12,707	14,605
General and administrative	1,348	1,668	3,791	4,700
Other operating expense (income), net	55	62	136	421
Total operating expenses	66,824	89,951	182,424	244,483
Operating income	3,157	6,194	10,662	16,026
Interest income	224	118	621	455
Interest expense	(396)	(428)	(1,145)	(1,233)
Other income (expense), net	(353)	925	(215)	1,165
Total non-operating income (expense)	(525)	615	(739)	387
Income before income taxes	2,632	6,809	9,923	16,413
Provision for income taxes	(494)	(569)	(1,588)	(2,298)
Equity-method investment activity, net of tax	(4)	91	(15)	(6)
Net income	$2,134	$6,331	$8,320	$14,109
Basic earnings per share	$4.31	$12.63	$16.87	$28.24
Diluted earnings per share	$4.23	$12.37	$16.53	$27.72
Weighted-average shares used in computation of earnings per share:
Basic	495	501	493	500
Diluted	504	512	503	509
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Net income	$2,134	$6,331	$8,320	$14,109
Other comprehensive income (loss):
Net change in foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of $1, $(15), $(6) and $(2)	(368)	408	(369)	(260)
Reclassification adjustment for foreign currency translation included in “Other operating expense (income), net,” net of tax of $29, $0, $29 and $0	(108)	—	(108)	—
Net foreign currency translation adjustments	(476)	408	(477)	(260)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $(2), $(10), $(13) and $(73)	9	35	85	239
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $5, $0 and $7	(2)	(17)	(2)	(22)
Net unrealized gains (losses) on available-for-sale debt securities	7	18	83	217
Total other comprehensive income (loss)	(469)	426	(394)	(43)
Comprehensive income	$1,665	$6,757	$7,926	$14,066
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2019	September 30, 2020
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,092	$29,930
Marketable securities	18,929	38,472
Inventories	20,497	23,735
Accounts receivable, net and other	20,816	20,832
Total current assets	96,334	112,969
Property and equipment, net	72,705	99,981
Operating leases	25,141	34,119
Goodwill	14,754	14,960
Other assets	16,314	20,150
Total assets	$225,248	$282,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,183	$58,334
Accrued expenses and other	32,439	34,327
Unearned revenue	8,190	9,251
Total current liabilities	87,812	101,912
Long-term lease liabilities	39,791	48,589
Long-term debt	23,414	32,929
Other long-term liabilities	12,171	15,974
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 521 and 525
Outstanding shares — 498 and 502	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	33,658	40,307
Accumulated other comprehensive income (loss)	(986)	(1,029)
Retained earnings	31,220	45,329
Total stockholders’ equity	62,060	82,775
Total liabilities and stockholders’ equity	$225,248	$282,179
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
We review the useful lives of equipment on an ongoing basis, and effective January 1, 2020 we changed our estimate of the useful life for our servers from three to four years. The longer useful life is due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for Q3 2020, based on servers that were included in “Property and equipment, net” as of June 30, 2020 and those acquired during the quarter ended September 30, 2020, was a reduction in depreciation and amortization expense of $634 million and an increase in net income of $479 million, or $0.95 per basic share and $0.93 per diluted share. The effect of this change in estimate for the nine months ended September 30, 2020, based on servers that were included in “Property and equipment, net” as of December 31, 2019 and those acquired during the nine months ended September 30, 2020, was a reduction in depreciation and amortization expense of $2.1 billion and an increase in net income of $1.6 billion, or $3.23 per basic share and $3.18 per diluted share.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2020	2019	2020	2019	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt	$287	$285	$720	$715	$842	$869
Cash paid for operating leases	872	1,159	2,420	3,275	2,420	4,215
Cash paid for interest on finance leases	167	155	481	484	585	650
Cash paid for interest on financing obligations	14	28	20	71	72	90
Cash paid for income taxes, net of refunds	241	502	692	1,293	863	1,481
Assets acquired under operating leases	2,299	6,115	5,393	11,870	5,393	14,346
Property and equipment acquired under finance leases	3,606	3,571	9,541	8,892	13,222	13,075
Property and equipment acquired under build-to-suit arrangements	390	366	1,109	1,228	2,252	1,480
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Shares used in computation of basic earnings per share	495	501	493	500
Total dilutive effect of outstanding stock awards	9	11	10	9
Shares used in computation of diluted earnings per share	504	512	503	509
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $1.6 billion and $1.9 billion as of December 31, 2019 and September 30, 2020.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2019 and September 30, 2020, customer receivables, net, were $12.6 billion and $13.1 billion, vendor receivables, net, were $4.2 billion and $3.3 billion, and seller receivables, net, were $863 million and $446 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $718 million and $968 million as of December 31, 2019 and September 30, 2020.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2019 and September 30, 2020 were $5.8 billion and $6.3 billion. Total video and music expense was $1.9 billion and $2.8 billion in Q3 2019 and Q3 2020, and $5.5 billion and $8.0 billion for the nine months ended September 30, 2019 and 2020.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2019 was $10.2 billion, of which $7.1 billion was recognized as revenue during the nine months ended September 30, 2020. Included in “Other long-term liabilities” on our consolidated balance sheets was $2.0 billion and $1.9 billion of unearned revenue as of December 31, 2019 and September 30, 2020.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $44.8 billion as of September 30, 2020. The weighted average remaining life of our long-term contracts is 3.4 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2019 and September 30, 2020, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of cash, cash equivalents, restricted cash, or marketable securities categorized as Level 3 assets as of December 31, 2019 and September 30, 2020.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2019	September 30, 2020
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$9,776	$9,553	$—	—	$9,553
Level 1 securities:
Money market funds	18,850	17,701	—	—	17,701
Equity securities (1)	202				452
Level 2 securities:
Foreign government and agency securities	4,794	10,270	1	—	10,271
U.S. government and agency securities	7,080	7,656	34	(3)	7,687
Corporate debt securities	11,881	18,849	276	(5)	19,120
Asset-backed securities	2,360	3,245	31	(5)	3,271
Other fixed income securities	394	500	8	—	508
Equity securities (1)	5				114
	$55,342	$67,774	$350	$(13)	$68,677
Less: Restricted cash, cash equivalents, and marketable securities (2)	(321)				(275)
Total cash, cash equivalents, and marketable securities	$55,021				$68,402
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $(55) million and $150 million in Q3 2019 and Q3 2020, and $27 million and $351 million for the nine months ended September 30, 2019 and 2020.
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
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of September 30, 2020 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$38,791	$38,803
Due after one year through five years	16,106	16,400
Due after five years through ten years	753	758
Due after ten years	2,571	2,597
Total	$58,221	$58,558
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2019 and September 30, 2020, these warrants had a fair value of $669 million and $1.4 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are primarily classified as Level 2 assets.
As of December 31, 2019 and September 30, 2020, equity investments not accounted for under the equity-method and without readily determinable fair values, had a carrying value of $1.5 billion and $2.6 billion, and are recorded within “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2019	September 30, 2020
Cash and cash equivalents	$36,092	$29,930
Restricted cash included in accounts receivable, net and other	276	239
Restricted cash included in other assets	42	33
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$36,410	$30,202
Note 3 — LEASES
Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $57.4 billion and $64.9 billion as of December 31, 2019 and September 30, 2020. Accumulated amortization associated with finance leases was $30.0 billion and $34.2 billion as of December 31, 2019 and September 30, 2020.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Operating lease cost	$934	$1,334	$2,644	$3,551
Finance lease cost:
Amortization of lease assets	2,609	2,200	7,319	6,123
Interest on lease liabilities	164	154	479	474
Finance lease cost	2,773	2,354	7,798	6,597
Variable lease cost	244	308	775	866
Total lease cost	$3,951	$3,996	$11,217	$11,014
Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	December 31, 2019	September 30, 2020
Weighted-average remaining lease term – operating leases	11.5 years	11.1 years
Weighted-average remaining lease term – finance leases	5.5 years	6.1 years
Weighted-average discount rate – operating leases	3.1%	2.6%
Weighted-average discount rate – finance leases	2.7%	2.3%

Our lease liabilities were as follows (in millions):

	December 31, 2019
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$31,963	$28,875	$60,838
Less: imputed interest	(6,128)	(1,896)	(8,024)
Present value of lease liabilities	25,835	26,979	52,814
Less: current portion of lease liabilities	(3,139)	(9,884)	(13,023)
Total long-term lease liabilities	$22,696	$17,095	$39,791

	September 30, 2020
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$42,014	$29,801	$71,815
Less: imputed interest	(6,759)	(2,051)	(8,810)
Present value of lease liabilities	35,255	27,750	63,005
Less: current portion of lease liabilities	(4,156)	(10,260)	(14,416)
Total long-term lease liabilities	$31,099	$17,490	$48,589
Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating and finance leases and financing obligations for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of September 30, 2020 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt principal and interest	$282	$2,188	$2,647	$3,271	$4,272	$38,738	$51,398
Operating lease liabilities	1,139	5,032	4,584	4,204	3,865	23,190	42,014
Finance lease liabilities, including interest	2,363	10,145	6,507	2,753	1,291	6,742	29,801
Financing obligations, including interest	48	211	214	217	220	3,694	4,604
Unconditional purchase obligations (1)	416	4,027	3,562	3,194	3,049	2,296	16,544
Other commitments (2) (3)	1,260	3,963	3,290	2,268	2,238	23,612	36,631
Total commitments	$5,508	$25,566	$20,804	$15,907	$14,935	$98,272	$180,992
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
(2)Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements and lease arrangements prior to the lease commencement date, liabilities associated with digital media content agreements with initial terms greater than one year, and asset retirement obligations.
(3)Excludes approximately $3.0 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Assets
As of December 31, 2019 and September 30, 2020, we have pledged or otherwise restricted $994 million and $921 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. Additionally, we have pledged our cash and seller receivables for debt related to our Credit Facility. See “Note 5 — Debt.”
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2019 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.
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
See also “Note 7 — Income Taxes.”

Note 5 — DEBT
As of September 30, 2020, we had $32.2 billion of unsecured senior notes outstanding (the “Notes”), including $10.0 billion issued in June 2020 for general corporate purposes. We also have other long-term debt and borrowings under our credit facility of $1.6 billion and $1.0 billion as of December 31, 2019 and September 30, 2020. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2019	September 30, 2020
2012 Notes issuance of $3.0 billion	2022	2.50%	2.66%	1,250	1,250
2014 Notes issuance of $6.0 billion	2021 - 2044	3.30% - 4.95%	3.43% - 5.11%	5,000	5,000
2017 Notes issuance of $17.0 billion	2023 - 2057	2.40% - 5.20%	2.56% - 4.33%	17,000	16,000
2020 Notes issuance of $10.0 billion	2023 - 2060	0.40% - 2.70%	0.56% - 2.77%	—	10,000
Credit Facility				740	413
Other long-term debt				830	625
Total face value of long-term debt				24,820	33,288
Unamortized discount and issuance costs, net				(101)	(204)
Less current portion of long-term debt				(1,305)	(155)
Long-term debt				$23,414	$32,929
___________________
(1) The weighted average remaining lives of the 2012, 2014, 2017, and 2020 Notes were 2.2, 12.1, 16.5, and 19.0 years as of September 30, 2020. The combined weighted average remaining life of the Notes was 16.0 years as of September 30, 2020.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $26.2 billion and $37.3 billion as of December 31, 2019 and September 30, 2020, which is based on quoted prices for our debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $740 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until October 2022, bears interest at the London interbank offered rate (“LIBOR”) plus 1.40%, and has a commitment fee of 0.50% on the undrawn portion. There were $740 million and $413 million of borrowings outstanding under the Credit Facility as of December 31, 2019 and September 30, 2020, which had a weighted-average interest rate of 3.4% and 3.1%, respectively. As of December 31, 2019 and September 30, 2020, we have pledged $852 million and $475 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2019 and September 30, 2020.
Other long-term debt, including the current portion, had a weighted-average interest rate of 4.1% and 2.9% as of December 31, 2019 and September 30, 2020. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2019 and September 30, 2020.
In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. In June 2020, we increased the size of the Commercial Paper Program to $10.0 billion. There were no borrowings outstanding under the Commercial Paper Program as of December 31, 2019. There were $725 million of borrowings outstanding under the Commercial Paper Program as of September 30, 2020, which are included in “Accrued expenses and other” on our consolidated balance sheets and have a weighted average effective interest rate, including issuance costs, of 0.13%. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
In April 2018, in connection with our Commercial Paper Program, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders to increase our borrowing capacity thereunder to $7.0 billion. In June 2020, we further amended and restated the Credit Agreement to extend the term to June 2023, and it may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2019 and September 30, 2020.
We also utilize other short-term credit facilities for working capital purposes. These amounts are included in “Accrued expenses and other” on our consolidated balance sheets.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock during the nine months ended September 30, 2019 or 2020.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 512 million and 518 million as of December 31, 2019 and September 30, 2020. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Cost of sales	$39	$75	$106	$193
Fulfillment	301	316	895	993
Technology and content	966	1,267	2,719	3,649
Marketing	298	446	813	1,233
General and administrative	175	184	491	578
Total stock-based compensation expense	$1,779	$2,288	$5,024	$6,646
The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2020 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2019	14.3	$1,458
Units granted	7.1	2,281
Units vested	(4.0)	1,168
Units forfeited	(1.0)	1,571
Outstanding as of September 30, 2020	16.4	1,879
Scheduled vesting for outstanding restricted stock units as of September 30, 2020, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Scheduled vesting—restricted stock units	1.8	5.7	5.4	2.4	0.9	0.2	16.4
As of September 30, 2020, there was 13.9 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.2 years. The estimated forfeiture rate as of December 31, 2019 and September 30, 2020 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

Changes in Stockholders’ Equity
The following table shows the changes in stockholders’ equity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Total beginning stockholders’ equity	$53,061	$73,728	$43,549	$62,060

Beginning and ending common stock	5	5	5	5

Beginning and ending treasury stock	(1,837)	(1,837)	(1,837)	(1,837)

Beginning additional paid-in capital	30,035	38,017	26,791	33,658
Stock-based compensation and issuance of employee benefit plan stock	1,782	2,290	5,026	6,649
Ending additional paid-in capital	31,817	40,307	31,817	40,307

Beginning accumulated other comprehensive income (loss)	(960)	(1,455)	(1,035)	(986)
Other comprehensive income (loss)	(469)	426	(394)	(43)
Ending accumulated other comprehensive income (loss)	(1,429)	(1,029)	(1,429)	(1,029)

Beginning retained earnings	25,818	38,998	19,625	31,220
Cumulative effect of changes in accounting principles (1)	—	—	7	—
Net income	2,134	6,331	8,320	14,109
Ending retained earnings	27,952	45,329	27,952	45,329

Total ending stockholders’ equity	$56,508	$82,775	$56,508	$82,775
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
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, changes in how we do business, acquisitions, investments, audit-related developments, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. In addition, we record valuation allowances against deferred tax assets when there is uncertainty about our ability to generate future income in relevant jurisdictions, and the effects of the COVID-19 pandemic on our business make estimates of future income more challenging.
For 2020, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by state income taxes.
Our income tax provisions for the nine months ended September 30, 2019 and 2020 were $1.6 billion and $2.3 billion, which included $1.0 billion and $1.5 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $241 million and $502 million in Q3 2019 and Q3 2020, and $692 million and $1.3 billion for the nine months ended September 30, 2019 and 2020.

As of December 31, 2019 and September 30, 2020, tax contingencies were approximately $3.9 billion and $3.0 billion. The decrease in tax contingencies in 2020 was primarily a result of developments in our ongoing global tax controversies. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2013 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. During Q3 2020, we resolved the audits of tax years 2007 through 2012 with the IRS for amounts that were materially consistent with our accrual.
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

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
North America
Net sales	$42,638	$59,373	$117,104	$160,936
Operating expenses	41,356	57,121	111,971	155,232
Operating income	$1,282	$2,252	$5,133	$5,704

International
Net sales	$18,348	$25,171	$50,910	$66,945
Operating expenses	18,734	24,764	51,986	66,590
Operating income (loss)	$(386)	$407	$(1,076)	$355

AWS
Net sales	$8,995	$11,601	$25,072	$32,628
Operating expenses	6,734	8,066	18,467	22,661
Operating income	$2,261	$3,535	$6,605	$9,967

Consolidated
Net sales	$69,981	$96,145	$193,086	$260,509
Operating expenses	66,824	89,951	182,424	244,483
Operating income	3,157	6,194	10,662	16,026
Total non-operating income (expense)	(525)	615	(739)	387
Provision for income taxes	(494)	(569)	(1,588)	(2,298)
Equity-method investment activity, net of tax	(4)	91	(15)	(6)
Net income	$2,134	$6,331	$8,320	$14,109
Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Net Sales:
Online stores (1)	$35,039	$48,350	$95,590	$130,899
Physical stores (2)	4,192	3,788	12,829	12,201
Third-party seller services (3)	13,212	20,436	36,316	53,121
Subscription services (4)	4,957	6,572	13,975	18,146
AWS	8,995	11,601	25,072	32,628
Other (5)	3,586	5,398	9,304	13,514
Consolidated	$69,981	$96,145	$193,086	$260,509
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2020, we would have recorded an additional cost of sales of approximately $265 million.
In addition, we enter into supplier commitments for certain electronic device components and certain products. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, administrative practices, principles, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. In addition, our actual and forecasted earnings are subject to change due to economic, political, and other conditions, such as the COVID-19 pandemic, and significant judgment is required in determining our ability to use our deferred tax assets.
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

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2020	2019	2020	2019	2020
Cash provided by (used in):
Operating activities	$7,892	$11,964	$18,855	$35,633	$35,332	$55,292
Investing activities	(5,074)	(15,876)	(20,745)	(42,574)	(24,317)	(46,110)
Financing activities	(1,960)	(4,105)	(6,495)	712	(8,255)	(2,859)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $55.0 billion and $68.4 billion as of December 31, 2019 and September 30, 2020. Amounts held in foreign currencies were $15.3 billion and $15.6 billion as of December 31, 2019 and September 30, 2020, and were primarily Euros, British Pounds, and Japanese Yen.
Cash provided by (used in) operating activities was $7.9 billion and $12.0 billion for Q3 2019 and Q3 2020, and $18.9 billion and $35.6 billion for the nine months ended September 30, 2019 and 2020. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended September 30, 2020, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(5.1) billion and $(15.9) billion for Q3 2019 and Q3 2020, and $(20.7) billion and $(42.6) billion for the nine months ended September 30, 2019 and 2020, with the variability caused primarily by our decision to purchase or lease property and equipment and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $3.4 billion and $9.8 billion during Q3 2019 and Q3 2020, and $8.7 billion and $21.9 billion for the nine months ended September 30, 2019 and 2020, which primarily reflect investments in additional capacity to support our fulfillment operations and in support of continued business growth in technology infrastructure (the majority of which is to support AWS), which investments we expect to continue over time. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $398 million and $1.7 billion during Q3 2019 and Q3 2020, and $1.7 billion and $1.9 billion for the nine months ended September 30, 2019 and 2020.
Cash provided by (used in) financing activities was $(2.0) billion and $(4.1) billion for Q3 2019 and Q3 2020, and $(6.5) billion and $712 million for the nine months ended September 30, 2019 and 2020. Cash inflows from financing activities resulted from proceeds of short-term debt, and other and long-term debt of $702 million and $1.3 billion for Q3 2019 and Q3 2020, and $1.2 billion and $14.4 billion for the nine months ended September 30, 2019 and 2020. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $2.7 billion and $5.4 billion in Q3 2019 and Q3 2020, and $7.7 billion and $13.6 billion for the nine months ended September 30, 2019 and 2020. Property and equipment acquired under finance leases was $3.6 billion during Q3 2019 and Q3 2020, and $9.5 billion and $8.9 billion for the nine months ended September 30, 2019 and 2020, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS.
We had no borrowings outstanding under the Credit Agreement, $725 million of borrowings outstanding under the Commercial Paper Program, and $413 million of borrowings outstanding under our Credit Facility as of September 30, 2020. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
We recorded net tax provisions of $494 million and $569 million in Q3 2019 and Q3 2020, and $1.6 billion and $2.3 billion for the nine months ended September 30, 2019 and 2020. Certain foreign subsidiary earnings are subject to U.S. taxation under the U.S. Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income. The U.S. Tax Act enhanced and extended accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. Cash taxes paid (net of refunds) were $241 million and $502 million for Q3 2019 and Q3 2020, and $692 million and $1.3 billion for the nine months ended September 30, 2019 and 2020. As of December 31, 2019, we had approximately $1.7 billion of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal tax credits we expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg tax authorities computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” and “Other assets” on our consolidated balance sheets. As of December 31, 2019 and September 30, 2020, restricted cash, cash equivalents, and marketable securities were $321 million and $275 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $31.4 billion as of September 30, 2020. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Effects of COVID-19
The COVID-19 pandemic and resulting global disruptions have continued to affect our businesses, as well as those of our customers, suppliers, and third-party sellers. To serve our customers while also providing for the safety of our employees and service providers, we have adapted numerous aspects of our logistics, transportation, supply chain, purchasing, and third-party seller processes. Beginning in Q1 2020, we made numerous process updates across our operations worldwide, and adapted our fulfillment network, to implement employee and customer safety measures, such as enhanced cleaning and physical distancing, personal protective gear, disinfectant spraying, and temperature checks. Since February 2020, we have hired over 250,000 full-time and part-time employees to increase our fulfillment network capacity. We incurred more than $2.5 billion in COVID-19 related costs in Q3 2020, for a total of more than $7.5 billion in the first three quarters of 2020. We will continue to prioritize employee and customer safety and comply with evolving federal, state, and local standards as well as to implement standards or processes that we determine to be in the best interests of our employees, customers, and communities.
As reflected in the discussion below, the impact of the pandemic and actions taken in response to it had varying effects on our Q3 2020 results of operations. Higher net sales in the North America and International segments reflect increased demand, particularly as people are staying at home, including for household staples and other essential and home products, partially offset by fulfillment network capacity and supply chain constraints. Other effects in the North America and International segments include increased cost of sales and fulfillment costs as a percentage of net sales, primarily due to the impact of lower productivity, costs to maintain safe workplaces, and increased employee hiring and benefits.
We expect the effects of fulfillment network capacity and supply chain constraints, elevated collection risk in our accounts receivable, and increased cost of sales and fulfillment costs as a percentage of net sales to continue into all or portions of Q4 2020. However, it is not possible to determine the duration and scope of the pandemic, including any recurrence, the actions taken in response to the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Net Sales:
North America	$42,638	$59,373	$117,104	$160,936
International	18,348	25,171	50,910	66,945
AWS	8,995	11,601	25,072	32,628
Consolidated	$69,981	$96,145	$193,086	$260,509
Year-over-year Percentage Growth:
North America	24%	39%	20%	37%
International	18	37	13	31
AWS	35	29	38	30
Consolidated	24	37	20	35
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	24%	39%	21%	38%
International	21	33	18	32
AWS	35	29	38	30
Consolidated	25	36	22	35
Net sales mix:
North America	61%	62%	61%	62%
International	26	26	26	26
AWS	13	12	13	12
Consolidated	100%	100%	100%	100%
Sales increased 37% in Q3 2020 and 35% for the nine months ended September 30, 2020 compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $691 million for Q3 2020 and by $(278) million for the nine months ended September 30, 2020. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 39% in Q3 2020, and 37% for the nine months ended September 30, 2020 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, including for household staples and other essential and home products, partially offset by fulfillment network capacity and supply chain constraints.
International sales increased 37% in Q3 2020 and 31% for the nine months ended September 30, 2020 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, including for household staples and other essential and home products, partially offset by fulfillment network capacity and supply chain constraints. Changes in foreign currency exchange rates impacted International net sales by $747 million for Q3 2020, and by $(59) million for the nine months ended September 30, 2020.
AWS sales increased 29% in Q3 2020 and 30% for the nine months ended September 30, 2020 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Operating Income (Loss):
North America	$1,282	$2,252	$5,133	$5,704
International	(386)	407	(1,076)	355
AWS	2,261	3,535	6,605	9,967
Consolidated	$3,157	$6,194	$10,662	$16,026
Operating income increased from $3.2 billion in Q3 2019 to $6.2 billion in Q3 2020, and increased from $10.7 billion for the nine months ended September 30, 2019, to $16.0 billion for the nine months ended September 30, 2020. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in Q3 2020 and for the nine months ended September 30, 2020, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales and slower growth in certain operating expenses, partially offset by increased shipping and fulfillment costs due in part to COVID-19. We expect North America operating income to continue to be negatively impacted through at least Q4 2020 by COVID-19 related costs.
The International operating income in Q3 2020 and for the nine months ended September 30, 2020, as compared to the operating loss in the comparable prior year periods, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales and slower growth in certain operating expenses, partially offset by increased shipping and fulfillment costs due in part to COVID-19. We expect International operating income to continue to be negatively impacted through at least Q4 2020 by COVID-19 related costs. Changes in foreign exchange rates impacted operating income (loss) by $152 million for Q3 2020, and by $180 million for the nine months ended September 30, 2020.
The increase in AWS operating income in absolute dollars in Q3 2020 and for the nine months ended September 30, 2020, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, including a reduction in depreciation and amortization expense from our change in the estimated useful life of our servers, partially offset by increased spending on technology infrastructure and payroll and related expenses, both of which were primarily driven by additional investments to support the business growth, and reduced prices for our customers. Changes in foreign exchange rates impacted operating income by $(20) million for Q3 2020, and by $127 million for the nine months ended September 30, 2020.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Operating Expenses:
Cost of sales	$41,302	$57,106	$111,559	$154,023
Fulfillment	10,167	14,705	28,040	40,043
Technology and content	9,200	10,976	26,191	30,691
Marketing	4,752	5,434	12,707	14,605
General and administrative	1,348	1,668	3,791	4,700
Other operating expense (income), net	55	62	136	421
Total operating expenses	$66,824	$89,951	$182,424	$244,483
Year-over-year Percentage Growth:
Cost of sales	25%	38%	18%	38%
Fulfillment	23	45	17	43
Technology and content	28	19	24	17
Marketing	44	14	43	15
General and administrative	29	24	18	24
Other operating expense (income), net	(19)	12	(35)	209
Percent of Net Sales:
Cost of sales	59.0%	59.4%	57.8%	59.1%
Fulfillment	14.5	15.3	14.5	15.4
Technology and content	13.1	11.4	13.6	11.8
Marketing	6.8	5.7	6.6	5.6
General and administrative	1.9	1.7	2.0	1.8
Other operating expense (income), net	0.1	0.1	0.1	0.2
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in Q3 2020 and for the nine months ended September 30, 2020, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales. We expect cost of sales as a percentage of net sales to continue to be negatively impacted through at least Q4 2020 by COVID-19 related costs.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $9.6 billion and $15.1 billion in Q3 2019 and Q3 2020, and $25.1 billion and $39.7 billion for the nine months ended September 30, 2019 and 2020. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
Costs to operate our AWS segment are primarily classified as “Technology and content” as we leverage a shared infrastructure that supports both our internal technology requirements and external sales to AWS customers.

Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International fulfillment centers, physical stores, and customer service centers and payment processing costs. While AWS payment processing and related transaction costs are included in “Fulfillment,” AWS costs are primarily classified as “Technology and content.” Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, the extent to which third party sellers utilize Fulfillment by Amazon services, timing of fulfillment network and physical store expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, sales by our sellers have higher payment processing and related transaction costs as a percentage of net sales compared to our retail sales because payment processing costs are based on the gross purchase price of underlying transactions.
The increase in fulfillment costs in absolute dollars in Q3 2020 and for the nine months ended September 30, 2020, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, costs from expanding our fulfillment network, and the COVID-19 related impact of lower productivity, costs to maintain safe workplaces, and increased employee hiring and benefits. We expect fulfillment costs as a percentage of net sales to continue to be negatively impacted through at least Q4 2020 by COVID-19 related costs.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q3 2020 and for the nine months ended September 30, 2020, compared to the comparable prior year periods, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings and an increase in spending on technology infrastructure, offset by a reduction in depreciation and amortization expense from our change in the estimated useful life of our servers. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2019 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures — Use of Estimates” for additional information on our change in the estimated useful life of our servers.
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
The increase in marketing costs in absolute dollars in Q3 2020 and for the nine months ended September 30, 2020, compared to the comparable prior year periods, is primarily due to increased payroll and related expenses for personnel engaged in marketing and selling activities, partially offset by lower spending on marketing channels as a result of COVID-19. We expect marketing costs as a percentage of net sales to continue to be favorably impacted through at least Q4 2020 by COVID-19.
While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q3 2020 and for the nine months ended September 30, 2020, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $55 million and $62 million for Q3 2019 and Q3 2020, and $136 million and $421 million for the nine months ended September 30, 2019 and 2020, and was primarily related to a lease impairment in Q2 2020 and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $224 million and $118 million during Q3 2019 and Q3 2020, and $621 million and $455 million for the nine months ended September 30, 2019 and 2020. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $396 million and $428 million during Q3 2019 and Q3 2020, and $1.1 billion and $1.2 billion for the nine months ended September 30, 2019 and 2020, and was primarily related to debt and finance leases.
Other Income (Expense), Net
Other income (expense), net was $(353) million and $925 million during Q3 2019 and Q3 2020, and $(215) million and $1.2 billion for the nine months ended September 30, 2019 and 2020. The primary components of other income (expense), net are related to warrant and equity securities valuations and adjustments and foreign currency.
Income Taxes
Our income tax provisions for the nine months ended September 30, 2019 and 2020 were $1.6 billion and $2.3 billion, which included $1.0 billion and $1.5 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2019 and 2020 (in millions):

	Twelve Months Ended September 30,
	2019	2020
Net cash provided by (used in) operating activities	$35,332	$55,292
Purchases of property and equipment, net of proceeds from sales and incentives	(11,868)	(25,791)
Free cash flow	$23,464	$29,501

Net cash provided by (used in) investing activities	$(24,317)	$(46,110)
Net cash provided by (used in) financing activities	$(8,255)	$(2,859)

Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2019 and 2020 (in millions):

	Twelve Months Ended September 30,
	2019	2020
Net cash provided by (used in) operating activities	$35,332	$55,292
Purchases of property and equipment, net of proceeds from sales and incentives	(11,868)	(25,791)
Free cash flow	23,464	29,501
Principal repayments of finance leases	(8,754)	(11,054)
Principal repayments of financing obligations	(129)	(68)
Free cash flow less principal repayments of finance leases and financing obligations	$14,581	$18,379

Net cash provided by (used in) investing activities	$(24,317)	$(46,110)
Net cash provided by (used in) financing activities	$(8,255)	$(2,859)
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2019 and 2020 (in millions):

	Twelve Months Ended September 30,
	2019	2020
Net cash provided by (used in) operating activities	$35,332	$55,292
Purchases of property and equipment, net of proceeds from sales and incentives	(11,868)	(25,791)
Free cash flow	23,464	29,501
Equipment acquired under finance leases (1)	(12,580)	(11,116)
Principal repayments of all other finance leases (2)	(302)	(413)
Principal repayments of financing obligations	(129)	(68)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$10,453	$17,904

Net cash provided by (used in) investing activities	$(24,317)	$(46,110)
Net cash provided by (used in) financing activities	$(8,255)	$(2,859)
___________________
(1)For the twelve months ended September 30, 2019 and 2020, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $13,222 million and $13,075 million.
(2)For the twelve months ended September 30, 2019 and 2020, this amount relates to property included in “Principal repayments of finance leases” of $8,754 million and $11,054 million.
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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019			2020			2019			2020
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$69,981	$500	$70,481	$96,145	$(691)	$95,454	$193,086	$2,440	$195,526	$260,509	$278	$260,787
Operating expenses	66,824	522	67,346	89,951	(558)	89,393	182,424	2,604	185,028	244,483	585	245,068
Operating income	3,157	(22)	3,135	6,194	(133)	6,061	10,662	(164)	10,498	16,026	(307)	15,719
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on October 29, 2020, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 29, 2020, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.” This guidance reflects our estimates as of October 29, 2020 regarding the impact of the COVID-19 pandemic on our operations, including those discussed above, and is highly dependent on numerous factors that we may not be able to predict or control, including: the duration and scope of the pandemic, including any recurrence; actions taken by governments, businesses, and individuals in response to the pandemic; the impact of the pandemic on global and regional economies and economic activity, workforce staffing and productivity, and our significant and continuing spending on employee safety measures; our ability to continue operations in affected areas; and consumer demand and spending patterns, as well as the effects on suppliers, creditors, and third-party sellers, all of which are uncertain. This guidance also assumes the impacts on consumer demand and spending patterns, including impacts due to concerns over the current economic outlook, will be in line with those experienced during the fourth quarter to date, and the additional assumptions set forth below. However, it is not possible to determine the ultimate impact on our operations for the fourth quarter, or whether other currently unanticipated direct or indirect consequences of the pandemic are reasonably likely to materially affect our operations.
Fourth Quarter 2020 Guidance
•Net sales are expected to be between $112.0 billion and $121.0 billion, or to grow between 28% and 38% compared with fourth quarter 2019. This guidance anticipates a favorable impact of approximately 90 basis points from foreign exchange rates.
•Operating income is expected to be between $1.0 billion and $4.5 billion, compared with $3.9 billion in fourth quarter 2019. This guidance assumes approximately $4.0 billion of costs related to COVID-19.
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
Foreign Exchange Risk
During Q3 2020, net sales from our International segment accounted for 26% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q3 2020 increased by $747 million in comparison with Q3 2019.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2020, of $15.6 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $780 million, $1.6 billion, and $3.1 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of September 30, 2020, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $250 million, $500 million, and $1.0 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of September 30, 2020, our recorded value in equity and equity warrant investments in public and private companies was $5.2 billion. Our equity and equity warrant investments in publicly traded companies represent $1.6 billion of our investments as of September 30, 2020, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity investments in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
We Are Subject to Product Liability Claims When People or Property Are Harmed by the Products We Sell or Manufacture
Some of the products we sell or manufacture expose us to product liability or food safety claims relating to personal injury or illness, death, or environmental or property damage, and can require product recalls or other actions. Third parties who sell products using our services and stores increase our exposure to product liability claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Although we impose contractual terms on sellers that are intended to prohibit sales of certain type of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such agreements. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 29, 2020).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 29, 2020).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: October 29, 2020