Form 10-K
period 2020-12-31
AMAZON COM INC
filed 2021-02-03
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020	$1,174,367,787,295
Number of shares of common stock outstanding as of January 20, 2021	503,564,743
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2020

AMAZON.COM, INC.

PART I

Item 1.	Business
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I — “Risk Factors.”
Amazon.com, Inc.’s principal corporate offices are located in Seattle, Washington. We completed our initial public offering in May 1997 and our common stock is listed on the Nasdaq Global Select Market under the symbol “AMZN.”
As used herein, “Amazon.com,” “we,” “our,” and similar terms include Amazon.com, Inc. and its subsidiaries, unless the context indicates otherwise.
General
We seek to be Earth’s most customer-centric company. We are guided by four principles: customer obsession rather than competitor focus, passion for invention, commitment to operational excellence, and long-term thinking. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, and content creators. In addition, we provide services, such as advertising to sellers, vendors, publishers, authors, and others, through programs such as sponsored ads, display, and video advertising.
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
We fulfill customer orders in a number of ways, including through: North America and International fulfillment networks that we operate; co-sourced and outsourced arrangements in certain countries; digital delivery; and through our physical stores. We operate customer service centers globally, which are supplemented by co-sourced arrangements. See Item 2 of Part I, “Properties.”
Sellers
We offer programs that enable sellers to grow their businesses, sell their products in our stores, and fulfill orders through us. We are not the seller of record in these transactions. We earn fixed fees, a percentage of sales, per-unit activity fees, interest, or some combination thereof, for our seller programs.
Developers and Enterprises
We serve developers and enterprises of all sizes, including start-ups, government agencies, and academic institutions, through AWS, which offers a broad set of on-demand technology services, including compute, storage, database, analytics, and machine learning, and other services.
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

Competition
Our businesses encompass a large variety of product types, service offerings, and delivery channels. The worldwide marketplace in which we compete is evolving rapidly and intensely competitive, and we face a broad array of competitors from many different industry sectors around the world. Our current and potential competitors include: (1) physical, e-commerce, and omnichannel retailers, publishers, vendors, distributors, manufacturers, and producers of the products we offer and sell to consumers and businesses; (2) publishers, producers, and distributors of physical, digital, and interactive media of all types and all distribution channels; (3) web search engines, comparison shopping websites, social networks, web portals, and other online and app-based means of discovering, using, or acquiring goods and services, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development and hosting, omnichannel sales, inventory and supply chain management, advertising, fulfillment, customer service, and payment processing; (5) companies that provide fulfillment and logistics services for themselves or for third parties, whether online or offline; (6) companies that provide information technology services or products, including on-premises or cloud-based infrastructure and other services; (7) companies that design, manufacture, market, or sell consumer electronics, telecommunication, and electronic devices; (8) companies that sell grocery products online and in physical stores; and (9) companies that provide advertising services, whether in digital or other formats. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and enterprise services include the quality, speed, and reliability of our services and tools, as well as customers’ ability and willingness to change business practices. Some of our current and potential competitors have greater resources, longer histories, more customers, greater brand recognition, and greater control over inputs critical to our various businesses. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, lock-in potential customers with restrictive terms, and devote more resources to technology, infrastructure, fulfillment, and marketing. The Internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser-known businesses to compete against us. Each of our businesses is also subject to rapid change and the development of new business models and the entry of new and well-funded competitors. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
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
Human Capital
Our employees are critical to our mission of being Earth’s most customer-centric company. As of December 31, 2020, we employed approximately 1,298,000 full-time and part-time employees. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. Competition for qualified personnel has historically been intense, particularly for software engineers, computer scientists, and other technical staff.
We focus on investment and innovation, inclusion and diversity, safety, and engagement to hire and develop the best talent. We rely on numerous and evolving initiatives to implement these objectives and invent mechanisms for talent development, including industry-leading pay and benefits, skills training programs such as Amazon Career Choice and the Amazon Technical Academy, mentorship and support resources, and programs that advance engagement, communication, and feedback.
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

Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 20, 2021:
Information About Our Executive Officers

Name	Age	Position
Jeffrey P. Bezos	57	President, Chief Executive Officer, and Chairman of the Board
David H. Clark	48	CEO, Worldwide Consumer
Andrew R. Jassy	53	CEO Amazon Web Services
Brian T. Olsavsky	57	Senior Vice President and Chief Financial Officer
Shelley L. Reynolds	56	Vice President, Worldwide Controller, and Principal Accounting Officer
David A. Zapolsky	57	Senior Vice President, General Counsel, and Secretary
Jeffrey P. Bezos. Mr. Bezos has been Chairman of the Board of Amazon.com since founding it in 1994 and Chief Executive Officer since May 1996. Mr. Bezos served as President of the Company from founding until June 1999 and again from October 2000 to the present.
David H. Clark. Mr. Clark has served as CEO Worldwide Consumer since January 2021, and Senior Vice President, Worldwide Operations, from May 2014 until January 2021.
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
Board of Directors

Name	Age	Position
Jeffrey P. Bezos	57	President, Chief Executive Officer, and Chairman of the Board
Keith B. Alexander	69	Co-CEO, President, and Chair of IronNet Cybersecurity, Inc.
Rosalind G. Brewer	58	Group President, Americas and Chief Operating Officer, Starbucks Corporation
Jamie S. Gorelick	70	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Daniel P. Huttenlocher	62	Dean, MIT Schwarzman College of Computing
Judith A. McGrath	68	Former Chair and CEO, MTV Networks
Indra K. Nooyi	65	Former Chief Executive Officer, PepsiCo, Inc.
Jonathan J. Rubinstein	64	Former co-CEO, Bridgewater Associates, LP
Thomas O. Ryder	76	Retired, Former Chair, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	64	Former President and Chief Executive Officer, Martha’s Table
Wendell P. Weeks	61	Chief Executive Officer, Corning Incorporated

Item 1A.	Risk Factors
Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of the risks discussed below.
Business and Industry Risks
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
•laws and regulations regarding privacy, data protection, data security, network security, consumer protection, payments, advertising, and restrictions on pricing or discounts;
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

The Variability in Our Retail Business Places Increased Strain on Our Operations
Demand for our products and services can fluctuate significantly for many reasons, including as a result of seasonality, promotions, product launches, or unforeseeable events, such as in response to natural or man-made disasters, extreme weather, or geopolitical events. For example, we expect a disproportionate amount of our retail sales to occur during our fourth quarter. Our failure to stock or restock popular products in sufficient amounts such that we fail to meet customer demand could significantly affect our revenue and our future growth. When we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could materially reduce profitability. We regularly experience increases in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment network and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand. Risks described elsewhere in this Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand.
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
Operating Risks
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
•the extent to which new and existing technologies, or industry trends, restrict online advertising or affect our ability to customize advertising or otherwise tailor our product and service offerings;
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
We Could Be Harmed by Data Loss or Other Security Breaches
Because we collect, process, store, and transmit large amounts of data, including confidential, sensitive, proprietary, and business and personal information, failure to prevent or mitigate data loss, theft, misuse, or other security breaches or vulnerabilities affecting our or our vendors’ or customers’ technology, products, and systems, could: expose us or our customers to a risk of loss, disclosure, or misuse of such information; adversely affect our operating results; result in litigation, liability, or regulatory action (including under laws related to privacy, data protection, data security, network security, and consumer protection); deter customers or sellers from using our stores and services; and otherwise harm our business and reputation. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Some of our systems have experienced past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Although we have developed systems and processes that are designed to protect customer data and prevent such incidents, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or customer, such measures cannot provide absolute security and may fail to operate as intended or be circumvented.
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
Our Supplier Relationships Subject Us to a Number of Risks
We have significant suppliers, including content and technology licensors, and in some cases, limited or single-sources of supply, that are important to our sourcing, services, manufacturing, and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components, or services, particular payment terms, or the extension of credit limits. Decisions by our current suppliers to limit or stop selling or licensing merchandise, content, components, or services to us on acceptable terms, or delay delivery, including as a result of one or more supplier bankruptcies due to poor economic conditions, as a result of natural disasters, or for other reasons, may result in our being unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all. In addition, violations by our suppliers or other vendors of applicable laws, regulations, contractual terms, intellectual property rights of others, or our Supply Chain Standards, as well as products or practices regarded as unethical, unsafe, or hazardous, could expose us to claims, damage our reputation, limit our growth, and negatively affect our operating results.
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
•the difficulty of integrating a new company’s accounting, financial reporting, management, information and data security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not successfully implemented;
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
In addition, we provide regulated services in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we provide services to third parties to facilitate payments on their behalf. Jurisdictions subject us to requirements for licensing, regulatory inspection, bonding and capital maintenance, the use, handling, and segregation of transferred funds, consumer disclosures, maintaining or processing data, and authentication. We are also subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy, data protection, data security, network security, consumer protection, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services.
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
Legal and Regulatory Risks
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, physical, e-commerce, and omnichannel retail, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, and other products and services that we offer or sell. These regulations and laws cover taxation, privacy, data protection, data security, network security, consumer protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data protection, data security, network security, and consumer protection apply to aspects of our operations such as the Internet, e-commerce, digital content, web services, electronic devices, advertising, and artificial intelligence technologies and services. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews and investigations by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. For example, a number of regulators have opened investigations to assess whether aspects of our operations violate competition rules. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations.
Claims, Litigation, Government Investigations, and Other Proceedings May Adversely Affect Our Business and Results of Operations
As an innovative company offering a wide range of consumer and business products and services around the world, we are regularly subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including patent and other intellectual property matters, taxes, labor and employment, competition and antitrust, privacy, data protection, data security, network security, consumer protection, commercial disputes, goods and services offered by us and by third parties, and other matters. The number and scale of these proceedings have increased over time as our businesses have expanded in scope and geographic reach and our products, services, and operations have become more complex and available to, and used by, more people. Any of these types of proceedings can have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could involve licenses, sanctions, consent decrees, or orders requiring us to make substantial future payments, preventing us from offering certain products or services, requiring us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.
We Are Subject to Product Liability Claims When People or Property Are Harmed by the Products We Sell or Manufacture
Some of the products we sell or manufacture expose us to product liability or food safety claims relating to personal injury or illness, death, or environmental or property damage, and can require product recalls or other actions. Third parties who sell products using our services and stores also expose us to product liability claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Although we impose contractual terms on sellers that are intended to prohibit sales of certain type of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such agreements. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.

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
Our tax expense and liabilities are also affected by other factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special or extraterritorial tax regimes, changes in foreign currency exchange rates, changes in our stock price, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, and changes in our tax assets and liabilities and their valuation. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in evaluating and estimating our tax expense, assets, and liabilities.
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
We Are Subject to Risks Related to Government Contracts and Related Procurement Regulations
Our contracts with U.S., as well as state, local, and foreign, government entities are subject to various procurement regulations and other requirements relating to their formation, administration, and performance. We are subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, some of these contracts are subject to periodic funding approval and/or provide for termination by the government at any time, without cause.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2020, we operated the following facilities (in thousands):

Description of Use	Leased Square Footage (1)	Owned Square Footage	Location
Office space	23,731	5,696	North America
Office space	19,023	1,823	International
Physical stores (2)	21,157	662	North America
Physical stores (2)	169	—	International
Fulfillment, data centers, and other	285,677	8,461	North America
Fulfillment, data centers, and other	104,668	3,449	International
Total	454,425	20,091
 ___________________
(1)For leased properties, represents the total leased space excluding sub-leased space.
(2)This includes 611 North America and 7 International stores as of December 31, 2020.

Segment	Leased Square Footage (1)	Owned Square Footage (1)
North America	298,879	3,813
International	102,192	1,294
AWS	10,599	7,465
Total	411,670	12,572
 ___________________
(1)Segment amounts exclude corporate facilities. Shared facilities are allocated among the segments based on usage and primarily relate to facilities that hold our technology infrastructure. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Segment Information.”
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
Holders
As of January 20, 2021, there were 6,330 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
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

	Year Ended December 31,
	2016	2017 (1)	2018	2019	2020
	(in millions, except per share data)
Statements of Operations:
Net sales	$135,987	$177,866	$232,887	$280,522	$386,064
Operating income	$4,186	$4,106	$12,421	$14,541	$22,899
Net income (loss)	$2,371	$3,033	$10,073	$11,588	$21,331
Basic earnings per share (2)	$5.01	$6.32	$20.68	$23.46	$42.64
Diluted earnings per share (2)	$4.90	$6.15	$20.14	$23.01	$41.83
Weighted-average shares used in computation of earnings per share:
Basic	474	480	487	494	500
Diluted	484	493	500	504	510
Statements of Cash Flows:
Net cash provided by (used in) operating activities (3)	$17,203	$18,365	$30,723	$38,514	$66,064

	December 31,
	2016	2017	2018	2019 (4)	2020
	(in millions)
Balance Sheets:
Total assets	$83,402	$131,310	$162,648	$225,248	$321,195
Total long-term obligations	$20,301	$45,718	$50,708	$75,376	$101,406
 ___________________
(1)We acquired Whole Foods Market on August 28, 2017. The results of Whole Foods Market have been included in our results of operation from the date of acquisition.
(2)For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures”
(3)As a result of the adoption of new accounting guidance, we retrospectively adjusted our consolidated statements of cash flows to add restricted cash to cash and cash equivalents, which restated cash provided by operating activities by $(69) million in 2016 and 2017.
(4)As a result of the adoption of new accounting guidance on January 1, 2019, we recognized lease assets and liabilities for operating leases with terms of more than twelve months. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, variability in demand, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”
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
Our financial focus is on long-term, sustainable growth in free cash flows. Free cash flows are driven primarily by increasing operating income and efficiently managing accounts receivable, inventory, accounts payable, and cash capital expenditures, including our decision to purchase or lease property and equipment. Increases in operating income primarily result from increases in sales of products and services and efficiently managing our operating costs, partially offset by investments we make in longer-term strategic initiatives, including capital expenditures focused on improving the customer experience. To increase sales of products and services, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery and performance times, increasing selection, producing original content, increasing product categories and service offerings, expanding product information, improving ease of use, improving reliability, and earning customer trust. See “Results of Operations — Non-GAAP Financial Measures” below for additional information on our non-GAAP free cash flows financial measures.
We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, costs necessary to run AWS, and a portion of our marketing costs. Our fixed costs include the costs necessary to build and run our technology infrastructure; to build, enhance, and add features to our online stores, web services, electronic devices, and digital offerings; and to build and optimize our fulfillment networks and related facilities. Variable costs generally change directly with sales volume, while fixed costs generally are dependent on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct sourcing, increase discounts from suppliers, and reduce defects in our processes. To minimize unnecessary growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.
Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle1. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. We expect variability in inventory turnover over time since it is affected by numerous factors, including our product mix, the mix of sales
1 The operating cycle is the number of days of sales in inventory plus the number of days of sales in accounts receivable minus accounts payable days.

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
We expect spending in technology and content will increase over time as we add computer scientists, designers, software and hardware engineers, and merchandising employees. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We seek to invest efficiently in several areas of technology and content, including AWS, and expansion of new and existing product categories and service offerings, as well as in technology infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power, data storage and analytics, improved wireless connectivity, and the practical applications of artificial intelligence and machine learning, will continue to improve users’ experience on the Internet and increase its ubiquity in people’s lives. To best take advantage of these continued advances in technology, we are investing in AWS, which offers a broad set of on-demand technology services, including compute, storage, database, analytics, and machine learning, and other services, to developers and enterprises of all sizes. We are also investing in initiatives to build and deploy innovative and efficient software and electronic devices.
We seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe this compensation model aligns the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 512 million and 518 million as of December 31, 2019 and 2020.
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
For additional information about each line item addressed above, refer to Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures.”
Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Effects of COVID-19
The COVID-19 pandemic and resulting global disruptions have affected our businesses, as well as those of our customers, suppliers, and third-party sellers. To serve our customers while also providing for the safety of our employees and service providers, we have modified numerous aspects of our logistics, transportation, supply chain, purchasing, and third-party seller processes. Beginning in Q1 2020, we made numerous process updates across our operations worldwide, and adapted our fulfillment network, to implement employee and customer safety measures, such as enhanced cleaning and physical distancing, personal protective gear, disinfectant spraying, and temperature checks. Since February 2020, we have hired over 400,000 full-time and part-time employees to increase our fulfillment network capacity. We incurred approximately $4.0 billion in COVID-19 related costs in Q4 2020, for a total of more than $11.5 billion during 2020. We will continue to prioritize employee and customer safety and comply with evolving federal, state, and local standards as well as to implement standards or processes that we determine to be in the best interests of our employees, customers, and communities.

Critical Accounting Judgments
The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2020, we would have recorded an additional cost of sales of approximately $270 million.
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
Our effective tax rates could be affected by numerous factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. In addition, a number of countries have enacted or are actively pursuing changes to their tax laws applicable to corporate multinationals.
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

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Year Ended December 31,
	2019	2020
Cash provided by (used in):
Operating activities	$38,514	$66,064
Investing activities	(24,281)	(59,611)
Financing activities	(10,066)	(1,104)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $55.0 billion and $84.4 billion as of December 31, 2019 and 2020. Amounts held in foreign currencies were $15.3 billion and $23.5 billion as of December 31, 2019 and 2020, and were primarily Euros, British Pounds, and Japanese Yen.
Cash provided by (used in) operating activities was $38.5 billion and $66.1 billion in 2019 and 2020. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow in 2020, compared to the prior year, was primarily due to the increase in net income, excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(24.3) billion and $(59.6) billion in 2019 and 2020, with the variability caused primarily by our decision to purchase or lease property and equipment, and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $12.7 billion, and $35.0 billion in 2019 and 2020, which primarily reflect investments in additional capacity to support our fulfillment operations and in support of continued business growth in technology infrastructure (the majority of which is to support AWS), which investments we expect to continue over time. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $2.5 billion and $2.3 billion in 2019 and 2020.
Cash provided by (used in) financing activities was $(10.1) billion and $(1.1) billion in 2019 and 2020. Cash inflows from financing activities resulted from proceeds of short-term debt, and other and long-term-debt of $2.3 billion and $17.3 billion in 2019 and 2020. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $12.3 billion and $18.4 billion in 2019 and 2020. Property and equipment acquired under finance leases was $13.7 billion and $11.6 billion in 2019 and 2020, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS.
We had no borrowings outstanding under the unsecured revolving credit facility (the “Credit Agreement”), $725 million of borrowings outstanding under the commercial paper program (the “Commercial Paper Program”), and $338 million of borrowings outstanding under our secured revolving credit facility (the “Credit Facility”) as of December 31, 2020. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.
As of December 31, 2020, cash, cash equivalents, and marketable securities held by foreign subsidiaries were $17.2 billion. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income, and all remaining federal tax credits, which were primarily related to the U.S. federal research and development credit, reduced our federal tax liability in 2020. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. Our federal tax provision included the election of full expensing of qualified property for 2018 and 2019 and a partial election for 2020. Cash taxes paid (net of refunds) were $881 million and $1.7 billion for 2019 and 2020. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg tax authorities computed an initial recovery amount, consistent with the

European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
As of December 31, 2019 and 2020, restricted cash, cash equivalents, and marketable securities were $321 million and $257 million. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $26.6 billion as of December 31, 2020. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
The COVID-19 pandemic and resulting global disruptions have caused significant market volatility. These disruptions can contribute to defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of lease and financing credit as well as other segments of the credit markets. We have utilized a range of financing methods to fund our operations and capital expenditures and expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to secure additional financing, or issue additional equity or debt securities. There can be no assurance that additional credit lines or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Results of Operations
We have organized our operations into three segments: North America, International, and AWS. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Segment Information.”
Effects of COVID-19
As reflected in the discussion below, the impact of the COVID-19 pandemic and actions taken in response to it had varying effects on our 2020 results of operations. Higher net sales in the North America and International segments reflect increased demand, particularly as people are staying at home, including for household staples and other essential and home products, partially offset by fulfillment network capacity and supply chain constraints. Other effects in the North America and International segments include increased fulfillment costs and cost of sales as a percentage of net sales, primarily due to the impact of lower productivity, increased employee hiring and benefits, and costs to maintain safe workplaces.
We expect the effects of fulfillment network capacity and supply chain constraints, elevated collection risk in our accounts receivable, and increased fulfillment costs and cost of sales as a percentage of net sales to continue into all or portions of Q1 2021. However, it is not possible to determine the duration and scope of the pandemic, including any recurrence, the actions taken in response to the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

Net Sales
Net sales include product and service sales. Product sales represent revenue from the sale of products and related shipping fees and digital media content where we record revenue gross. Service sales primarily represent third-party seller fees, which includes commissions and any related fulfillment and shipping fees, AWS sales, advertising services, Amazon Prime membership fees, and certain digital content subscriptions. Net sales information is as follows (in millions):

	Year Ended December 31,
	2019	2020
Net Sales:
North America	$170,773	$236,282
International	74,723	104,412
AWS	35,026	45,370
Consolidated	$280,522	$386,064
Year-over-year Percentage Growth:
North America	21%	38%
International	13	40
AWS	37	30
Consolidated	20	38
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	21%	38%
International	17	38
AWS	37	30
Consolidated	22	37
Net sales mix:
North America	61%	61%
International	27	27
AWS	12	12
Consolidated	100%	100%
Sales increased 38% in 2020, compared to the prior year. Changes in foreign currency exchange rates impacted net sales by $(2.6) billion and $1.4 billion for 2019 and 2020. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 38% in 2020, compared to the prior year. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, including for household staples and other essential and home products, partially offset by fulfillment network capacity and supply chain constraints.
International sales increased 40% in 2020, compared to the prior year. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, including for household staples and other essential and home products, partially offset by fulfillment network capacity and supply chain constraints. Changes in foreign currency exchange rates impacted International net sales by $(2.4) billion and $1.7 billion in 2019 and 2020.
AWS sales increased 30% in 2020, compared to the prior year. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Year Ended December 31,
	2019	2020
Operating Income (Loss):
North America	$7,033	$8,651
International	(1,693)	717
AWS	9,201	13,531
Consolidated	$14,541	$22,899
Operating income was $14.5 billion and $22.9 billion for 2019 and 2020. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in 2020, compared to the prior year, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales and slower growth in certain operating expenses, partially offset by increased shipping and fulfillment costs due in part to COVID-19. We expect North America operating income to continue to be negatively impacted through at least Q1 2021 by COVID-19 related costs. Changes in foreign exchange rates impacted operating income by $23 million and $8 million for 2019 and 2020.
The International operating income in 2020, as compared to the operating loss in the prior year, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales, and slower growth in certain operating expenses, partially offset by increased shipping and fulfillment costs due in part to COVID-19. We expect International operating income to continue to be negatively impacted through at least Q1 2021 by COVID-19 related costs. Changes in foreign exchange rates impacted operating income (loss) by $(116) million and $411 million for 2019 and 2020.
The increase in AWS operating income in absolute dollars in 2020, compared to the prior year, is primarily due to increased customer usage and cost structure productivity, including a reduction in depreciation and amortization expense from our change in the estimated useful life of our servers, partially offset by increased payroll and related expenses and spending on technology infrastructure, both of which were primarily driven by additional investments to support the business growth, and reduced prices for our customers. Changes in foreign exchange rates impacted operating income by $273 million and $30 million for 2019 and 2020.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Year Ended December 31,
	2019	2020
Operating expenses:
Cost of sales	$165,536	$233,307
Fulfillment	40,232	58,517
Technology and content	35,931	42,740
Marketing	18,878	22,008
General and administrative	5,203	6,668
Other operating expense (income), net	201	(75)
Total operating expenses	$265,981	$363,165
Year-over-year Percentage Growth:
Cost of sales	19%	41%
Fulfillment	18	45
Technology and content	25	19
Marketing	37	17
General and administrative	20	28
Other operating expense (income), net	(32)	(137)
Percent of Net Sales:
Cost of sales	59.0%	60.4%
Fulfillment	14.3	15.2
Technology and content	12.8	11.1
Marketing	6.7	5.7
General and administrative	1.9	1.7
Other operating expense (income), net	0.1	—
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in 2020, compared to the prior year, is primarily due to increased product and shipping costs resulting from increased sales. We expect cost of sales as a percentage of net sales to continue to be negatively impacted through at least Q1 2021 by COVID-19 related costs.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $37.9 billion and $61.1 billion in 2019 and 2020. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in 2020, compared to the prior year, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, costs from expanding our fulfillment network, and the COVID-19 related impact of lower productivity, increased employee hiring and benefits, and costs to maintain safe workplaces. We expect fulfillment costs as a percentage of net sales to continue to be negatively impacted through at least Q1 2021 by COVID-19 related costs.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in 2020, compared to the prior year, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings and an increase in spending on technology infrastructure, offset by a reduction in depreciation and amortization expense from our change in the estimated useful life of our servers. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures — Use of Estimates” for additional information on our change in estimated useful life of our servers.
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
The increase in marketing costs in absolute dollars in 2020, compared to the prior year, is primarily due to increased payroll and related expenses for personnel engaged in marketing and selling activities, partially offset by lower spending on marketing channels as a result of COVID-19.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
The increase in general and administrative costs in absolute dollars in 2020, compared to the prior year, is primarily due to increases in payroll and related expenses and professional service fees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $201 million and $(75) million during 2019 and 2020, and was primarily related to a benefit from accelerated vesting of warrants to acquire equity of a vendor in Q4 2020, offset by a lease impairment in Q2 2020 and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $832 million and $555 million during 2019 and 2020. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $1.6 billion in 2019 and 2020 and was primarily related to debt and finance leases.
Our long-term lease liabilities were $39.8 billion and $52.6 billion as of December 31, 2019 and 2020. Our long-term debt was $23.4 billion and $31.8 billion as of December 31, 2019 and 2020. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Leases and Note 6 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $203 million and $2.4 billion during 2019 and 2020. The primary components of other income (expense), net are related to equity warrant valuations, equity securities valuations and adjustments, and foreign currency.
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
We recorded a provision for income taxes of $2.4 billion and $2.9 billion in 2019 and 2020. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 9 — Income Taxes” for additional information.
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

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2019 and 2020 (in millions):

	Year Ended December 31,
	2019	2020
Net cash provided by (used in) operating activities	$38,514	$66,064
Purchases of property and equipment, net of proceeds from sales and incentives	(12,689)	(35,044)
Free cash flow	$25,825	$31,020

Net cash provided by (used in) investing activities	$(24,281)	$(59,611)
Net cash provided by (used in) financing activities	$(10,066)	$(1,104)
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2019 and 2020 (in millions):

	Year Ended December 31,
	2019	2020
Net cash provided by (used in) operating activities	$38,514	$66,064
Purchases of property and equipment, net of proceeds from sales and incentives	(12,689)	(35,044)
Free cash flow	25,825	31,020
Principal repayments of finance leases	(9,628)	(10,642)
Principal repayments of financing obligations	(27)	(53)
Free cash flow less principal repayments of finance leases and financing obligations	$16,170	$20,325

Net cash provided by (used in) investing activities	$(24,281)	$(59,611)
Net cash provided by (used in) financing activities	$(10,066)	$(1,104)

Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2019 and 2020 (in millions):

	Year Ended December 31,
	2019	2020
Net cash provided by (used in) operating activities	$38,514	$66,064
Purchases of property and equipment, net of proceeds from sales and incentives	(12,689)	(35,044)
Free cash flow	25,825	31,020
Equipment acquired under finance leases (1)	(12,916)	(9,104)
Principal repayments of all other finance leases (2)	(392)	(427)
Principal repayments of financing obligations	(27)	(53)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$12,490	$21,436

Net cash provided by (used in) investing activities	$(24,281)	$(59,611)
Net cash provided by (used in) financing activities	$(10,066)	$(1,104)
___________________
(1)For the year ended December 31, 2019 and 2020, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $13,723 million and $11,588 million.
(2)For the year ended December 31, 2019 and 2020, this amount relates to property included in “Principal repayments of finance leases” of $9,628 million and $10,642 million.

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

	Year Ended December 31, 2019			Year Ended December 31, 2020
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$280,522	$2,560	$283,082	$386,064	$(1,438)	$384,626
Operating expenses	265,981	2,740	268,721	363,165	(989)	362,176
Operating income	14,541	(180)	14,361	22,899	(449)	22,450
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
Guidance
We provided guidance on February 2, 2021, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of February 2, 2021, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part I, “Risk Factors.” This guidance reflects our estimates as of February 2, 2021 regarding the impact of the COVID-19 pandemic on our operations, including those discussed above, and is highly dependent on numerous factors that we may not be able to predict or control, including: the duration and scope of the pandemic, including any recurrence; actions taken by governments, businesses, and individuals in response to the pandemic; the impact of the pandemic on global and regional economies and economic activity, workforce staffing and productivity, and our significant and continuing spending on employee safety measures; our ability to continue operations in affected areas; and consumer demand and spending patterns, as well as the effects on suppliers, creditors, and third-party sellers, all of which are uncertain. This guidance also assumes the impacts on consumer demand and spending patterns, including impacts due to concerns over the current economic outlook, will be in line with those experienced during the first quarter of 2021 to date, and the additional assumptions set forth below. However, it is not possible to determine the ultimate impact on our operations for the first quarter of 2021, or whether other currently unanticipated direct or indirect consequences of the pandemic are reasonably likely to materially affect our operations.
First Quarter 2021 Guidance
•Net sales are expected to be between $100.0 billion and $106.0 billion, or to grow between 33% and 40% compared with first quarter 2020. This guidance anticipates a favorable impact of approximately 300 basis points from foreign exchange rates.
•Operating income is expected to be between $3.0 billion and $6.5 billion, compared with $4.0 billion in first quarter 2020. This guidance assumes approximately $2.0 billion of costs related to COVID-19.
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
We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The following table provides information about our cash equivalents and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted-average interest rates as of December 31, 2020 (in millions, except percentages):

	2021	2022	2023	2024	2025	Thereafter	Total	Estimated Fair Value as of December 31, 2020
Money market funds	$27,430	$—	$—	$—	$—	$—	$27,430	$27,430
Weighted average interest rate	(0.16)%	—%	—%	—%	—%	—%	(0.16)%
Corporate debt securities	16,505	4,459	5,531	1,990	886	—	29,371	29,988
Weighted average interest rate	0.42%	1.65%	1.32%	1.86%	1.84%		0.92%
U.S. government and agency securities	5,439	587	899	298	67	71	7,361	7,439
Weighted average interest rate	0.30%	1.38%	1.12%	1.74%	1.13%	2.97%	0.58%
Asset-backed securities	870	773	472	763	243	46	3,167	3,235
Weighted average interest rate	2.08%	2.00%	1.53%	2.13%	1.57%	1.25%	1.94%
Foreign government and agency securities	4,932	147	45	3	—	—	5,127	5,131
Weighted average interest rate	0.25%	0.74%	1.28%	1.76%	—%	—%	0.28%
Other fixed income securities	109	156	230	160	43	—	698	710
Weighted average interest rate	2.10%	1.85%	1.10%	0.84%	1.31%	—%	1.38%
	$55,285	$6,122	$7,177	$3,214	$1,239	$117	$73,154
Cash equivalents and marketable fixed income securities								$73,933
As of December 31, 2020, we had long-term debt with a face value of $33.2 billion, including the current portion, primarily consisting of fixed rate unsecured senior notes. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.
Foreign Exchange Risk
During 2020, net sales from our International segment accounted for 27% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the year compared to rates in effect the prior year, International segment net sales increased by $1.7 billion in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2020, of $23.5 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $1.2 billion, $2.4 billion, and $4.7 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of December 31, 2020, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $245 million, $485 million, and $970 million, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of December 31, 2020, our recorded value in equity and equity warrant investments in public and private companies was $6.9 billion. Our equity and equity warrant investments in publicly traded companies represent $3.2 billion of our investments as of December 31, 2020, and are recorded at fair value, which is subject to market price volatility. We assess our equity investments in private companies for impairment. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic climate provides additional uncertainty. As such, we believe that market sensitivities are not practicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 2, 2021 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions and, as discussed in Note 9 of the consolidated financial statements, during the ordinary course of business, there are many tax positions for which the ultimate tax determination is uncertain. As a result, significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2020, the Company accrued liabilities of $2.8 billion for various tax contingencies.
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
We involved our international tax, transfer pricing, and research and development tax professionals in assessing the technical merits of certain of the Company’s tax positions. Depending on the nature of the specific tax position and, as applicable, developments with the relevant tax authorities relating thereto, our procedures included obtaining and examining the Company’s analysis including the Company’s correspondence with such tax authorities and evaluating the underlying facts upon which the tax positions are based. We used our knowledge of, and experience with, international, transfer pricing, and other income tax laws by the relevant income tax authorities to evaluate the Company’s accounting for its tax contingencies. We evaluated developments in the applicable regulatory environments to assess potential effects on the Company’s positions, including recent decisions in relevant court cases. We analyzed the Company’s assumptions and data used to determine the amount of tax benefits to recognize and tested the accuracy of the Company’s calculations. We have also evaluated the Company’s income tax disclosures included in Note 9 in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.
Seattle, Washington
February 2, 2021

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2018	2019	2020
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$21,856	$32,173	$36,410
OPERATING ACTIVITIES:
Net income	10,073	11,588	21,331
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	15,341	21,789	25,251
Stock-based compensation	5,418	6,864	9,208
Other operating expense (income), net	274	164	(71)
Other expense (income), net	219	(249)	(2,582)
Deferred income taxes	441	796	(554)
Changes in operating assets and liabilities:
Inventories	(1,314)	(3,278)	(2,849)
Accounts receivable, net and other	(4,615)	(7,681)	(8,169)
Accounts payable	3,263	8,193	17,480
Accrued expenses and other	472	(1,383)	5,754
Unearned revenue	1,151	1,711	1,265
Net cash provided by (used in) operating activities	30,723	38,514	66,064
INVESTING ACTIVITIES:
Purchases of property and equipment	(13,427)	(16,861)	(40,140)
Proceeds from property and equipment sales and incentives	2,104	4,172	5,096
Acquisitions, net of cash acquired, and other	(2,186)	(2,461)	(2,325)
Sales and maturities of marketable securities	8,240	22,681	50,237
Purchases of marketable securities	(7,100)	(31,812)	(72,479)
Net cash provided by (used in) investing activities	(12,369)	(24,281)	(59,611)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	886	1,402	6,796
Repayments of short-term debt, and other	(813)	(1,518)	(6,177)
Proceeds from long-term debt	182	871	10,525
Repayments of long-term debt	(155)	(1,166)	(1,553)
Principal repayments of finance leases	(7,449)	(9,628)	(10,642)
Principal repayments of financing obligations	(337)	(27)	(53)
Net cash provided by (used in) financing activities	(7,686)	(10,066)	(1,104)
Foreign currency effect on cash, cash equivalents, and restricted cash	(351)	70	618
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,317	4,237	5,967
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$32,173	$36,410	$42,377
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2018	2019	2020
Net product sales	$141,915	$160,408	$215,915
Net service sales	90,972	120,114	170,149
Total net sales	232,887	280,522	386,064
Operating expenses:
Cost of sales	139,156	165,536	233,307
Fulfillment	34,027	40,232	58,517
Technology and content	28,837	35,931	42,740
Marketing	13,814	18,878	22,008
General and administrative	4,336	5,203	6,668
Other operating expense (income), net	296	201	(75)
Total operating expenses	220,466	265,981	363,165
Operating income	12,421	14,541	22,899
Interest income	440	832	555
Interest expense	(1,417)	(1,600)	(1,647)
Other income (expense), net	(183)	203	2,371
Total non-operating income (expense)	(1,160)	(565)	1,279
Income before income taxes	11,261	13,976	24,178
Provision for income taxes	(1,197)	(2,374)	(2,863)
Equity-method investment activity, net of tax	9	(14)	16
Net income	$10,073	$11,588	$21,331
Basic earnings per share	$20.68	$23.46	$42.64
Diluted earnings per share	$20.14	$23.01	$41.83
Weighted-average shares used in computation of earnings per share:
Basic	487	494	500
Diluted	500	504	510
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2018	2019	2020
Net income	$10,073	$11,588	$21,331
Other comprehensive income (loss):
Net change in foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of $6, $(5), and $(36)	(538)	78	561
Reclassification adjustment for foreign currency translation included in “Other operating expense (income), net,” net of tax of $0, $29, and $0	—	(108)	—
Net foreign currency translation adjustments	(538)	(30)	561
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $0, $(12), and $(83)	(17)	83	273
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, and $8	8	(4)	(28)
Net unrealized gains (losses) on available-for-sale debt securities	(9)	79	245
Total other comprehensive income (loss)	(547)	49	806
Comprehensive income	$9,526	$11,637	$22,137
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$36,092	$42,122
Marketable securities	18,929	42,274
Inventories	20,497	23,795
Accounts receivable, net and other	20,816	24,542
Total current assets	96,334	132,733
Property and equipment, net	72,705	113,114
Operating leases	25,141	37,553
Goodwill	14,754	15,017
Other assets	16,314	22,778
Total assets	$225,248	$321,195
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,183	$72,539
Accrued expenses and other	32,439	44,138
Unearned revenue	8,190	9,708
Total current liabilities	87,812	126,385
Long-term lease liabilities	39,791	52,573
Long-term debt	23,414	31,816
Other long-term liabilities	12,171	17,017
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 521 and 527
Outstanding shares — 498 and 503	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	33,658	42,865
Accumulated other comprehensive income (loss)	(986)	(180)
Retained earnings	31,220	52,551
Total stockholders’ equity	62,060	93,404
Total liabilities and stockholders’ equity	$225,248	$321,195
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2018	484	$5	$(1,837)	$21,389	$(484)	$8,636	$27,709
Cumulative effect of change in accounting principles related to revenue recognition, income taxes, and financial instruments	—	—	—	—	(4)	916	912
Net income	—	—	—	—	—	10,073	10,073
Other comprehensive income (loss)	—	—	—	—	(547)	—	(547)
Exercise of common stock options	7	—	—	—	—	—	—
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	5,402	—	—	5,402
Balance as of December 31, 2018	491	5	(1,837)	26,791	(1,035)	19,625	43,549
Cumulative effect of change in accounting principle related to leases	—	—	—	—	—	7	7
Net income	—	—	—	—	—	11,588	11,588
Other comprehensive income (loss)	—	—	—	—	49	—	49
Exercise of common stock options	7	—	—	—	—	—	—
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	6,867	—	—	6,867
Balance as of December 31, 2019	498	5	(1,837)	33,658	(986)	31,220	62,060
Net income	—	—	—	—	—	21,331	21,331
Other comprehensive income (loss)	—	—	—	—	806	—	806
Exercise of common stock options	5	—	—	—	—	—	—
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	9,207	—	—	9,207
Balance as of December 31, 2020	503	$5	$(1,837)	$42,865	$(180)	$52,551	$93,404
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Note 1 — DESCRIPTION OF BUSINESS, ACCOUNTING POLICIES, AND SUPPLEMENTAL DISCLOSURES
Description of Business
We seek to be Earth’s most customer-centric company. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, and content creators. We serve consumers through our online and physical stores and focus on selection, price, and convenience. We offer programs that enable sellers to grow their businesses, sell their products in our stores, and fulfill orders through us, and programs that allow authors, musicians, filmmakers, skill and app developers, and others to publish and sell content. We serve developers and enterprises of all sizes through AWS, which offers a broad set of on-demand technology services, including compute, storage, database, analytics, and machine learning, and other services. We also manufacture and sell electronic devices. In addition, we provide services, such as advertising to sellers, vendors, publishers, authors, and others, through programs such as sponsored ads, display, and video advertising.
We have organized our operations into three segments: North America, International, and AWS. See “Note 10 — Segment Information.”
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. “Proceeds from short-term debt, and other” were reclassified from “Proceeds from long-term debt and other” and “Repayments of short-term debt, and other” were reclassified from “Repayments of long-term debt and other” on our consolidated statements of cash flows.
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
We review the useful lives of equipment on an ongoing basis, and effective January 1, 2020 we changed our estimate of the useful life for our servers from three years to four years. The longer useful life is due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for the year ended December 31, 2020, based on servers that were included in “Property and equipment, net” as of December 31, 2019 and those acquired during the year ended December 31, 2020, was a reduction in depreciation and amortization expense of $2.7 billion and an increase in net income of $2.0 billion, or $4.06 per basic share and $3.98 per diluted share.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Year Ended December 31,
	2018	2019	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt	$854	$875	$916
Cash paid for operating leases	$—	$3,361	$4,475
Cash paid for interest on finance leases	$381	$647	$612
Cash paid for interest on financing obligations	$194	$39	$102
Cash paid for income taxes, net of refunds	$1,184	$881	$1,713
Assets acquired under operating leases	$—	$7,870	$16,217
Property and equipment acquired under finance leases	$10,615	$13,723	$11,588
Property and equipment acquired under build-to-suit arrangements	$3,641	$1,362	$2,267

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
The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2018	2019	2020
Shares used in computation of basic earnings per share	487	494	500
Total dilutive effect of outstanding stock awards	13	10	10
Shares used in computation of diluted earnings per share	500	504	510
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
Subscription services - Our subscription sales include fees associated with Amazon Prime memberships and access to content including digital video, audiobooks, digital music, e-books, and other non-AWS subscription services. Prime memberships provide our customers with access to an evolving suite of benefits that represent a single stand-ready obligation. Subscriptions are paid for at the time of or in advance of delivering the services. Revenue from such arrangements is recognized over the subscription period.
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
Return Allowances
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and other” and were $623 million, $712 million, and $859 million as of December 31, 2018, 2019, and 2020. Additions to the allowance were $2.3 billion, $2.5 billion, and $3.5 billion and deductions from the allowance were $2.3 billion, $2.5 billion, and $3.6 billion in 2018, 2019, and 2020. Included in “Inventories” on our consolidated balance sheets are assets totaling $519 million, $629 million, and $852 million as of December 31, 2018, 2019, and 2020, for the rights to recover products from customers associated with our liabilities for return allowances.
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
Vendor Agreements
We have agreements with our vendors to receive consideration primarily for cooperative marketing efforts, promotions, incentives, and volume rebates. We generally consider these amounts received from vendors to be a reduction of the prices we pay for their goods, including property and equipment, or services, and are recorded as a reduction of the cost of inventory, cost of services, or cost of property and equipment. Volume rebates typically depend on reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When volume rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold.
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
Advertising and other promotional costs to market our products and services are expensed as incurred and were $8.2 billion, $11.0 billion, and $10.9 billion in 2018, 2019, and 2020.

General and Administrative
General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses; facilities and equipment expenses, such as depreciation and amortization expense and rent; and professional fees and litigation costs.
Stock-Based Compensation
Compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including historical forfeiture experience and employee level. Additionally, stock-based compensation includes stock appreciation rights that are expected to settle in cash. These liability-classified awards are remeasured to fair value at the end of each reporting period until settlement or expiration.
Other Operating Expense (Income), Net
Other operating expense (income), net, consists primarily of a benefit from accelerated vesting of warrants to acquire equity of a vendor in Q4 2020, offset by a lease impairment in Q2 2020 and the amortization of intangible assets.
Other Income (Expense), Net
Other income (expense), net, consists primarily of valuations and adjustments of equity securities of $145 million, $231 million, and $833 million in 2018, 2019, and 2020, equity warrant valuation gains (losses) of $(131) million, $11 million, and $1.5 billion in 2018, 2019, and 2020, and foreign currency gains (losses) of $(206) million, $(20) million, and $35 million in 2018, 2019, and 2020.
During the period from January 1, 2021 to February 2, 2021, we expect to record upward adjustments relating to equity investments in private companies of approximately $1.5 billion. In addition, for this same period, our equity and equity warrant investments in public companies, which are subject to volatility based on changes in market prices, have experienced gains of approximately $1.5 billion based on available trading prices.
Income Taxes
Income tax expense includes U.S. (federal and state) and foreign income taxes. Certain foreign subsidiary earnings and losses are subject to current U.S. taxation and the subsequent repatriation of those earnings is not subject to tax in the U.S. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
Deferred tax assets represent amounts available to reduce income taxes payable in future periods. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe they will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative loss experience and expectations of future earnings, capital gains and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. The effects of the COVID-19 pandemic on our business make estimates of future earnings in relevant jurisdictions more challenging.
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2019 and 2020.
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2019 and 2020, these warrants had a fair value of $669 million and $3.0 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are primarily classified as Level 2 assets.
Cash and Cash Equivalents
We classify all highly liquid instruments with an original maturity of three months or less as cash equivalents.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $1.6 billion and $2.3 billion as of December 31, 2019 and 2020.
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
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2019 and 2020, customer receivables, net, were $12.6 billion and $14.8 billion, vendor receivables, net, were $4.2 billion and $4.8 billion, and seller receivables, net, were $863 million and $381 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $495 million, $718 million, and $1.1 billion as of December 31, 2018, 2019, and 2020. Additions to the allowance were $878 million, $1.0 billion, and $1.4 billion, and deductions to the allowance were $731 million, $793 million, and $1.0 billion in 2018, 2019, and 2020.

Software Development Costs
We incur software development costs related to products to be sold, leased, or marketed to external users, internal-use software, and our websites. Software development costs capitalized were not significant for the years presented. All other costs, including those related to design or maintenance, are expensed as incurred.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Incentives that we receive from property and equipment vendors are recorded as a reduction to our costs. Property includes buildings and land that we own, along with property we have acquired under build-to-suit lease arrangements when we have control over the building during the construction period and finance lease arrangements. Equipment includes assets such as servers and networking equipment, heavy equipment, and other fulfillment equipment. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets (generally the lesser of 40 years or the remaining life of the underlying building, three years prior to January 1, 2020 and four years subsequent to January 1, 2020 for our servers, five years for networking equipment, ten years for heavy equipment, and three to ten years for other fulfillment equipment). Depreciation and amortization expense is classified within the corresponding operating expense categories on our consolidated statements of operations.
Leases
We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in “Property and equipment, net.” All other leases are categorized as operating leases. Our leases generally have terms that range from one to ten years for equipment and one to twenty years for property.
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
When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that we will exercise the option, we consider the option in determining the classification and measurement of the lease. Our leases may include variable payments based on measures that include changes in price indices, market interest rates, or the level of sales at a physical store, which are expensed as incurred.
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
We establish assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are amortized over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated retirement costs.
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

Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. We may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value and if so, we perform a quantitative test. We compare the carrying value of each reporting unit and indefinite-lived intangible asset to its estimated fair value and if the fair value is determined to be less than the carrying value, we recognize an impairment loss for the difference. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions.
We completed the required annual impairment test of goodwill for all reporting units and indefinite-lived intangible assets as of April 1, 2020, resulting in no impairments. The fair value of our reporting units substantially exceeded their carrying value. There were no events that caused us to update our annual impairment test. See “Note 5 — Acquisitions, Goodwill, and Acquired Intangible Assets.”
Other Assets
Included in “Other assets” on our consolidated balance sheets are amounts primarily related to video and music content, net of accumulated amortization; acquired intangible assets, net of accumulated amortization; certain equity investments; equity warrant assets; long-term deferred tax assets; and lease prepayments made prior to lease commencement.
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
Our produced and licensed video content is primarily monetized together as a unit, referred to as a film group, in each major geography where we offer Amazon Prime memberships. These film groups are evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The total capitalized costs of video, which is primarily released content, and music as of December 31, 2019 and 2020 were $5.8 billion and $6.8 billion. Total video and music expense was $7.8 billion and $11.0 billion for the year ended December 31, 2019 and 2020. Total video and music expense includes licensing and production costs associated with content offered within Amazon Prime memberships, and costs associated with digital subscriptions and sold or rented content.
Investments
We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in “Cash and cash equivalents” or “Marketable securities” on the accompanying consolidated balance sheets.
Marketable debt securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss).” Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses are recorded as an allowance through “Other income (expense), net” on our consolidated statements of operations.
Equity investments in private companies for which we do not have the ability to exercise significant influence are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified as “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations. Each reporting period, we perform a qualitative assessment to evaluate whether the investment is impaired. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, we write it down to its estimated fair value. As of December 31, 2019 and 2020, these investments had a carrying value of $1.5 billion and $2.7 billion.

Equity investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. Equity-method investments are included within “Other assets” on our consolidated balance sheets. Our share of the earnings or losses as reported by equity-method investees, amortization of basis differences, related gains or losses, and impairments, if any, are recognized in “Equity-method investment activity, net of tax” on our consolidated statements of operations. Each reporting period, we evaluate whether declines in fair value below carrying value are other-than-temporary and if so, we write down the investment to its estimated fair value.
Equity investments that have readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and measured at fair value with changes recognized in “Other income (expense), net” on our consolidated statements of operations.
Long-Lived Assets
Long-lived assets, other than goodwill and indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.
For long-lived assets used in operations, including lease assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2019 and 2020.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are liabilities primarily related to leases and asset retirement obligations, payroll and related expenses, tax-related liabilities, unredeemed gift cards, customer liabilities, current debt, acquired digital media content, and other operating expenses.
As of December 31, 2019 and 2020, our liabilities for payroll related expenses were $4.3 billion and $7.6 billion and our liabilities for unredeemed gift cards were $3.3 billion and $4.7 billion. We reduce the liability for a gift card when redeemed by a customer. The portion of gift cards that we do not expect to be redeemed is recognized based on customer usage patterns.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2019 was $10.2 billion, of which $7.9 billion was recognized as revenue during the year ended December 31, 2020 and our total unearned revenue as of December 31, 2020 was $11.6 billion. Included in “Other long-term liabilities” on our consolidated balance sheets was $2.0 billion and $1.9 billion of unearned revenue as of December 31, 2019 and 2020.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $50.0 billion as of December 31, 2020. The weighted average remaining life of our long-term contracts is 3.4 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Other Long-Term Liabilities
Included in “Other long-term liabilities” on our consolidated balance sheets are liabilities primarily related to financing obligations, asset retirement obligations, deferred tax liabilities, unearned revenue, tax contingencies, and digital video and music content.
Foreign Currency
We have internationally-focused stores for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these stores is generally the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Foreign currency effect on cash, cash equivalents, and restricted cash,” on our consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded gains (losses) of $(186) million, $95 million, and $118 million in 2018, 2019, and 2020.
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2019 and 2020, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$9,776	$—	$—	$9,776
Level 1 securities:
Money market funds	18,850	—	—	18,850
Equity securities				202
Level 2 securities:
Foreign government and agency securities	4,794	—	—	4,794
U.S. government and agency securities	7,070	11	(1)	7,080
Corporate debt securities	11,845	37	(1)	11,881
Asset-backed securities	2,355	6	(1)	2,360
Other fixed income securities	393	1	—	394
Equity securities				5
	$55,083	$55	$(3)	$55,342
Less: Restricted cash, cash equivalents, and marketable securities (2)				(321)
Total cash, cash equivalents, and marketable securities				$55,021

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,063	$—	$—	$10,063
Level 1 securities:
Money market funds	27,430	—	—	27,430
Equity securities (1)				617
Level 2 securities:
Foreign government and agency securities	5,130	1	—	5,131
U.S. government and agency securities	7,410	30	(1)	7,439
Corporate debt securities	29,684	305	(1)	29,988
Asset-backed securities	3,206	32	(3)	3,235
Other fixed income securities	701	9	—	710
Equity securities (1)				40
	$83,624	$377	$(5)	$84,653
Less: Restricted cash, cash equivalents, and marketable securities (2)				(257)
Total cash, cash equivalents, and marketable securities				$84,396
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $448 million for the year ended December 31, 2020.
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
The following table summarizes gross gains and gross losses realized on sales of available-for-sale fixed income marketable securities (in millions):

	Year Ended December 31,
	2018	2019	2020
Realized gains	$2	$11	$92
Realized losses	9	7	56
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of December 31, 2020 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$52,838	$52,850
Due after one year through five years	17,222	17,546
Due after five years through ten years	857	863
Due after ten years	2,644	2,674
Total	$73,561	$73,933
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

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2019	December 31, 2020
Cash and cash equivalents	$36,092	$42,122
Restricted cash included in accounts receivable, net and other	276	233
Restricted cash included in other assets	42	22
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$36,410	$42,377
Note 3 — PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2019	2020
Gross property and equipment (1):
Land and buildings	$39,223	$57,324
Equipment	71,310	97,224
Other assets	3,111	3,772
Construction in progress	6,036	15,228
Gross property and equipment	119,680	173,548
Total accumulated depreciation and amortization (1)	46,975	60,434
Total property and equipment, net	$72,705	$113,114
__________________
(1)Includes the original cost and accumulated depreciation of fully-depreciated assets.
Depreciation and amortization expense on property and equipment was $12.1 billion, $15.1 billion, and $16.2 billion which includes amortization of property and equipment acquired under finance leases of $7.3 billion, $10.1 billion, and $8.5 billion for 2018, 2019, and 2020.

Note 4 — LEASES
Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $57.4 billion and $68.1 billion as of December 31, 2019 and 2020. Accumulated amortization associated with finance leases was $30.0 billion and $36.5 billion as of December 31, 2019 and 2020.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Year Ended December 31,
	2019	2020
Operating lease cost	$3,669	$5,019
Finance lease cost:
Amortization of lease assets	10,094	8,452
Interest on lease liabilities	695	617
Finance lease cost	10,789	9,069
Variable lease cost	966	1,238
Total lease cost	$15,424	$15,326

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2019	December 31, 2020

Weighted-average remaining lease term – operating leases	11.5	11.3
Weighted-average remaining lease term – finance leases	5.5	6.2
Weighted-average discount rate – operating leases	3.1%	2.5%
Weighted-average discount rate – finance leases	2.7%	2.1%

Our lease liabilities were as follows (in millions):

	December 31, 2019
	Operating Leases	Finance Leases	Total

Gross lease liabilities	$31,963	$28,875	$60,838
Less: imputed interest	(6,128)	(1,896)	(8,024)
Present value of lease liabilities	25,835	26,979	52,814
Less: current portion of lease liabilities	(3,139)	(9,884)	(13,023)
Total long-term lease liabilities	$22,696	$17,095	$39,791

	December 31, 2020
	Operating Leases	Finance Leases	Total

Gross lease liabilities	$46,164	$30,437	$76,601
Less: imputed interest	(7,065)	(2,003)	(9,068)
Present value of lease liabilities	39,099	28,434	67,533
Less: current portion of lease liabilities	(4,586)	(10,374)	(14,960)
Total long-term lease liabilities	$34,513	$18,060	$52,573
Note 5 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
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
2019 Acquisition Activity
During 2019, we acquired certain companies for an aggregate purchase price of $315 million, net of cash acquired.
2020 Acquisition Activity
During 2020, we acquired certain companies for an aggregate purchase price of $1.2 billion, net of cash acquired, of which $1.1 billion was capitalized to in-process research and development intangible assets (“IPR&D”).
The primary reason for all acquisitions was to acquire technologies and know-how to enable Amazon to serve customers more effectively. Acquisition-related costs were expensed as incurred.
Pro forma results of operations have not been presented because the effects of 2020 acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

Goodwill
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of the acquired companies is generally not deductible for tax purposes. The following summarizes our goodwill activity in 2019 and 2020 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2019	$12,191	$1,270	$1,087	$14,548
New acquisitions	71	29	89	189
Other adjustments (1)	2	1	14	17
Goodwill - December 31, 2019	12,264	1,300	1,190	14,754
New acquisitions	204	6	2	212
Other adjustments (1)	59	(18)	10	51
Goodwill - December 31, 2020	$12,527	$1,288	$1,202	$15,017
 ___________________
(1)Primarily includes changes in foreign exchange rates.
Intangible Assets
Acquired identifiable intangible assets are valued primarily by using discounted cash flows. These assets are included within “Other assets” on our consolidated balance sheets and consist of the following (in millions):

	December 31,
	2019			2020
	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Weighted Average Life Remaining
Finite-lived intangible assets (2):
Marketing-related	$2,303	$(340)	$1,963	$2,289	$(445)	$1,844	20.0
Contract-based	1,680	(302)	1,378	1,917	(418)	1,499	11.0
Technology- and content-based	1,005	(477)	528	948	(555)	393	3.3
Customer-related	282	(130)	152	179	(77)	102	4.0
Total finite-lived intangible assets	$5,270	$(1,249)	$4,021	$5,333	$(1,495)	$3,838	14.4
IPR&D and other (3)	$28		$28	$1,143		$1,143
Total acquired intangibles	$5,298	$(1,249)	$4,049	$6,476	$(1,495)	$4,981
 ___________________
(1)Excludes the original cost and accumulated amortization of fully-amortized intangibles.
(2)Finite-lived intangible assets have estimated useful lives of between one and twenty-five years, and are being amortized to operating expenses on a straight-line basis.
(3)Intangible assets acquired in a business combination that are in-process and used in research and development activities are considered indefinite-lived until the completion or abandonment of the research and development efforts. Once the research and development efforts are completed, we determine the useful life and begin amortizing the assets.

Amortization expense for acquired finite-lived intangibles was $475 million, $565 million, and $509 million in 2018, 2019, and 2020. Expected future amortization expense of acquired finite-lived intangible assets as of December 31, 2020 is as follows (in millions):

Year Ended December 31,
2021	$464
2022	430
2023	368
2024	303
2025	251
Thereafter	2,022
$3,838
Note 6 — DEBT
As of December 31, 2020, we had $32.2 billion of unsecured senior notes outstanding (the “Notes”), including $10.0 billion issued in June 2020 for general corporate purposes. We also have other long-term debt and borrowings under our credit facility of $1.6 billion and $924 million as of December 31, 2019 and 2020. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2019	December 31, 2020
2012 Notes issuance of $3.0 billion	2022	2.50%	2.66%	1,250	1,250
2014 Notes issuance of $6.0 billion	2021 - 2044	3.30% - 4.95%	3.43% - 5.11%	5,000	5,000
2017 Notes issuance of $17.0 billion	2023 - 2057	2.40% - 5.20%	2.56% - 4.33%	17,000	16,000
2020 Notes issuance of $10.0 billion	2023 - 2060	0.40% - 2.70%	0.56% - 2.77%	—	10,000
Credit Facility				740	338
Other long-term debt				830	586
Total face value of long-term debt				24,820	33,174
Unamortized discount and issuance costs, net				(101)	(203)
Less current portion of long-term debt				(1,305)	(1,155)
Long-term debt				$23,414	$31,816
___________________
(1)The weighted average remaining lives of the 2012, 2014, 2017, and 2020 Notes were 1.9, 11.8, 16.2, and 18.7 years as of December 31, 2020. The combined weighted average remaining life of the Notes was 15.8 years as of December 31, 2020.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $26.2 billion and $37.7 billion as of December 31, 2019 and 2020, which is based on quoted prices for our debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $740 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until October 2022, bears interest at the London interbank offered rate (“LIBOR”) plus 1.40%, and has a commitment fee of 0.50% on the undrawn portion. There were $740 million and $338 million of borrowings outstanding under the Credit Facility as of December 31, 2019 and 2020, which had a weighted-average interest rate of 3.4% and 3.0%, respectively. As of December 31, 2019 and 2020, we have pledged $852 million and $398 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2019 and 2020.
Other long-term debt, including the current portion, had a weighted-average interest rate of 4.1% and 2.9% as of December 31, 2019 and 2020. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2019 and 2020.

As of December 31, 2020, future principal payments for our total long-term debt were as follows (in millions):

Year Ended December 31,
2021	$1,156
2022	1,629
2023	2,283
2024	3,355
2025	2,251
Thereafter	22,500
$33,174
In April 2018, we established a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $7.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. In June 2020, we increased the size of the Commercial Paper Program to $10.0 billion. There were no borrowings outstanding under the Commercial Paper Program as of December 31, 2019. There were $725 million of borrowings outstanding under the Commercial Paper Program as of December 31, 2020, which are included in “Accrued expenses and other” on our consolidated balance sheets and have a weighted average effective interest rate, including issuance costs, of 0.11%. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
In April 2018, in connection with our Commercial Paper Program, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders to increase our borrowing capacity thereunder to $7.0 billion. In June 2020, we further amended and restated the Credit Agreement to extend the term to June 2023, and it may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2019 and 2020.
We also utilize other short-term credit facilities for working capital purposes. These amounts are included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $5.1 billion of unused letters of credit as of December 31, 2020.

Note 7 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating and finance leases and financing obligations for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of December 31, 2020 (in millions):

	Year Ended December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt principal and interest	$2,187	$2,622	$3,219	$4,272	$3,058	$35,680	$51,038
Operating lease liabilities	5,600	5,184	4,743	4,356	3,951	22,330	46,164
Finance lease liabilities, including interest	10,778	7,246	3,456	1,389	1,035	6,533	30,437
Financing obligations, including interest	227	230	233	237	240	3,751	4,918
Leases not yet commenced	1,010	1,738	1,876	1,973	1,951	20,321	28,869
Unconditional purchase obligations (1)	3,869	3,760	3,367	3,141	2,213	136	16,486
Other commitments (2)(3)	3,671	2,386	945	783	661	8,351	16,797
Total commitments	$27,342	$23,166	$17,839	$16,151	$13,109	$97,102	$194,709
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
(2)Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction, asset retirement obligations, and liabilities associated with digital media content agreements with initial terms greater than one year.
(3)Excludes approximately $2.8 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of December 31, 2019 and 2020, we have pledged or otherwise restricted $994 million and $875 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. Additionally, we have pledged our cash and seller receivables for debt related to our Credit Facility. See “Note 6 — Debt.”
Suppliers
During 2020, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.
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
In November 2020, the European Commission issued a Statement of Objections alleging that Amazon uses data relating to our marketplace sellers in a manner that infringes EU competition rules. The Statement of Objections seeks to impose unspecified fines and remedial actions. We disagree with the preliminary assertions of the European Commission and intend to defend ourselves vigorously in this matter.
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
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 507 million, 512 million, and 518 million, as of December 31, 2018, 2019, and 2020. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock in 2018, 2019, or 2020.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years.
Stock Award Activity
Stock-based compensation expense is as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
Cost of sales	$73	$149	$283
Fulfillment	1,121	1,182	1,357
Technology and content	2,888	3,725	5,061
Marketing	769	1,135	1,710
General and administrative	567	673	797
Total stock-based compensation expense (1)	$5,418	$6,864	$9,208
___________________
(1)The related tax benefits were $1.1 billion, $1.4 billion, and $1.9 billion for 2018, 2019, and 2020.

The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2018	20.1	$725
Units granted	5.0	1,522
Units vested	(7.1)	578
Units forfeited	(2.1)	862
Outstanding as of December 31, 2018	15.9	1,024
Units granted	6.7	1,808
Units vested	(6.6)	827
Units forfeited	(1.7)	1,223
Outstanding as of December 31, 2019	14.3	1,458
Units granted	8.0	2,373
Units vested	(5.8)	1,239
Units forfeited	(1.3)	1,642
Outstanding as of December 31, 2020	15.2	2,004
Scheduled vesting for outstanding restricted stock units as of December 31, 2020, is as follows (in millions):

	Year Ended
	2021	2022	2023	2024	2025	Thereafter	Total
Scheduled vesting — restricted stock units	5.7	5.4	2.7	1.2	0.1	0.1	15.2
As of December 31, 2020, there was $13.3 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.2 years. The estimated forfeiture rate as of December 31, 2018, 2019, and 2020 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
During 2018, 2019, and 2020, the fair value of restricted stock units that vested was $11.4 billion, $11.7 billion, and $15.5 billion.
Common Stock Available for Future Issuance
As of December 31, 2020, common stock available for future issuance to employees is 102 million shares.
Note 9 — INCOME TAXES
In 2018, 2019, and 2020, we recorded net tax provisions of $1.2 billion, $2.4 billion, and $2.9 billion. Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income. Cash taxes paid, net of refunds, were $1.2 billion, $881 million, and $1.7 billion for 2018, 2019, and 2020.
U.S. companies are eligible for a deduction that lowers the effective tax rate on certain foreign income. This regime is referred to as the Foreign-Derived Intangible Income deduction (“FDII”). In addition, certain foreign subsidiary earnings and losses are subject to current U.S. taxation and the subsequent repatriation of those earnings is not subject to tax in the U.S. The U.S. tax rules also provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. Our federal tax provision included the election of full expensing of qualified property for 2018 and 2019 and a partial election for 2020.

The components of the provision for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
U.S. Federal:
Current	$(129)	$162	$1,835
Deferred	565	914	(151)
Total	436	1,076	1,684
U.S. State:
Current	322	276	626
Deferred	5	8	(190)
Total	327	284	436
International:
Current	563	1,140	956
Deferred	(129)	(126)	(213)
Total	434	1,014	743
Provision for income taxes, net	$1,197	$2,374	$2,863
U.S. and international components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
U.S.	$11,157	$13,285	$20,219
International	104	691	3,959
Income before income taxes	$11,261	$13,976	$24,178
The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
Income taxes computed at the federal statutory rate	$2,365	$2,935	$5,078
Effect of:
Tax impact of foreign earnings and losses	162	453	(538)
State taxes, net of federal benefits	263	221	343
Tax credits	(419)	(466)	(639)
Stock-based compensation (1)	(1,086)	(850)	(1,107)
Foreign income deduction (FDII)	(43)	(72)	(372)
2017 Impact of U.S. Tax Act	(157)	—	—
Other, net	112	153	98
Total	$1,197	$2,374	$2,863
___________________
(1)Includes non-deductible stock-based compensation and excess tax benefits from stock-based compensation. Our tax provision includes $1.6 billion, $1.4 billion, and $1.8 billion of excess tax benefits from stock-based compensation for 2018, 2019, and 2020.
Our provision for income taxes in 2019 was higher than in 2018 primarily due to an increase in U.S. pre-tax income, a decline in excess tax benefits from stock-based compensation, and the one-time provisional tax benefit of the U.S. Tax Act recognized in 2018.
Our provision for income taxes in 2020 was higher than in 2019 primarily due to an increase in pretax income. This was partially offset by the impact of developments in our ongoing global tax controversies on taxes related to our foreign earnings and losses, an increase in excess tax benefits from stock-based compensation, and an increase in our foreign income deduction under FDII. In addition, our Luxembourg operations generated earnings in 2020 and utilized deferred tax assets previously subject to valuation allowances.
We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.

Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2019	2020
Deferred tax assets (1):
Loss carryforwards U.S. - Federal/States	188	245
Loss carryforwards - Foreign	3,232	3,876
Accrued liabilities, reserves, and other expenses	1,373	2,457
Stock-based compensation	1,585	2,033
Depreciation and amortization	2,385	1,886
Operating lease liabilities	6,648	10,183
Other items	728	559
Tax credits	772	207
Total gross deferred tax assets	16,911	21,446
Less valuation allowances (2)	(5,754)	(5,803)
Deferred tax assets, net of valuation allowances	11,157	15,643
Deferred tax liabilities:
Depreciation and amortization	(5,507)	(5,508)
Operating lease assets	(6,331)	(9,539)
Other items	(640)	(1,462)
Net deferred tax assets (liabilities), net of valuation allowances	$(1,321)	$(866)
 ___________________
(1)Deferred tax assets are presented after tax effects and net of tax contingencies.
(2)Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions.
Our valuation allowances primarily relate to foreign deferred tax assets, including substantially all of our foreign net operating loss carryforwards as of December 31, 2020. Our foreign net operating loss carryforwards for income tax purposes as of December 31, 2020 were approximately $13.4 billion before tax effects and certain of these amounts are subject to annual limitations under applicable tax law. If not utilized, a portion of these losses will begin to expire in 2021. All remaining federal tax credits, which were primarily related to the U.S. federal research and development credit, reduced our federal tax liability in 2020.
We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including recent cumulative loss experience and expectations of future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. The effects of the COVID-19 pandemic on our business make estimates of future earnings more challenging. Since Q2 2017, we have recorded a valuation allowance against our net deferred tax assets in Luxembourg. There is still significant uncertainty whether our earnings in Luxembourg are sustainable in the future and we will maintain the valuation allowance until sufficient positive evidence exists to support a release of the valuation allowance.
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

The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2018	2019	2020
Gross tax contingencies – January 1	$2,309	$3,414	$3,923
Gross increases to tax positions in prior periods	164	216	88
Gross decreases to tax positions in prior periods	(90)	(181)	(465)
Gross increases to current period tax positions	1,088	707	507
Settlements with tax authorities	(36)	(207)	(1,207)
Lapse of statute of limitations	(21)	(26)	(26)
Gross tax contingencies – December 31 (1)	$3,414	$3,923	$2,820
 ___________________
(1)As of December 31, 2020, we had approximately $2.8 billion of accrued tax contingencies of which $1.5 billion, if fully recognized, would decrease our effective tax rate. The decrease in our tax contingencies in 2020 was primarily a result of developments in our global tax controversies.
As of December 31, 2019 and 2020, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $131 million and $83 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2018, 2019, and 2020 was $20 million, $4 million, and $(48) million.
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
AWS
The AWS segment consists of amounts earned from global sales of compute, storage, database, and other services for start-ups, enterprises, government agencies, and academic institutions.
Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
North America
Net sales	$141,366	$170,773	$236,282
Operating expenses	134,099	163,740	227,631
Operating income	$7,267	$7,033	$8,651
International
Net sales	$65,866	$74,723	$104,412
Operating expenses	68,008	76,416	103,695
Operating income (loss)	$(2,142)	$(1,693)	$717
AWS
Net sales	$25,655	$35,026	$45,370
Operating expenses	18,359	25,825	31,839
Operating income	$7,296	$9,201	$13,531
Consolidated
Net sales	$232,887	$280,522	$386,064
Operating expenses	220,466	265,981	363,165
Operating income	12,421	14,541	22,899
Total non-operating income (expense)	(1,160)	(565)	1,279
Provision for income taxes	(1,197)	(2,374)	(2,863)
Equity-method investment activity, net of tax	9	(14)	16
Net income	$10,073	$11,588	$21,331

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
Net Sales:
Online stores (1)	$122,987	$141,247	$197,346
Physical stores (2)	17,224	17,192	16,227
Third-party seller services (3)	42,745	53,762	80,461
Subscription services (4)	14,168	19,210	25,207
AWS	25,655	35,026	45,370
Other (5)	10,108	14,085	21,453
Consolidated	$232,887	$280,522	$386,064
___________________
(1)Includes product sales and digital media content where we record revenue gross. We leverage our retail infrastructure to offer a wide selection of consumable and durable goods that includes media products available in both a physical and digital format, such as books, videos, games, music, and software. These product sales include digital products sold on a transactional basis. Digital product subscriptions that provide unlimited viewing or usage rights are included in “Subscription services.”
(2)Includes product sales where our customers physically select items in a store. Sales to customers who order goods online for delivery or pickup at our physical stores are included in “Online stores.”
(3)Includes commissions and any related fulfillment and shipping fees, and other third-party seller services.
(4)Includes annual and monthly fees associated with Amazon Prime memberships, as well as digital video, audiobook, digital music, e-book, and other non-AWS subscription services.
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
Net sales generated from our internationally-focused online stores are denominated in local functional currencies. Revenues are translated at average rates prevailing throughout the period. Net sales attributed to countries that represent a significant portion of consolidated net sales are as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
United States	$160,146	$193,636	$263,520
Germany	19,881	22,232	29,565
United Kingdom	14,524	17,527	26,483
Japan	13,829	16,002	20,461
Rest of world	24,507	31,125	46,035
Consolidated	$232,887	$280,522	$386,064
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

	December 31,
	2018	2019	2020
North America (1)	$47,251	$72,277	$108,405
International (1)	19,923	30,709	42,212
AWS (2)	26,340	36,500	47,574
Corporate	69,134	85,762	123,004
Consolidated	$162,648	$225,248	$321,195
___________________
(1)North America and International segment assets primarily consist of property and equipment, operating leases, inventory, and accounts receivable.
(2)AWS segment assets primarily consist of property and equipment and accounts receivable.

Property and equipment, net by segment is as follows (in millions):

	December 31,
	2018	2019	2020
North America	$27,052	$31,719	$54,912
International	8,552	9,566	15,375
AWS	18,851	23,481	32,151
Corporate	7,342	7,939	10,676
Consolidated	$61,797	$72,705	$113,114
Total net additions to property and equipment by segment are as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
North America (1)	$10,749	$11,752	$29,889
International (1)	2,476	3,298	8,072
AWS (2)	9,783	13,058	16,530
Corporate	2,060	1,910	3,485
Consolidated	$25,068	$30,018	$57,976
___________________
(1)Includes property and equipment added under finance leases of $2.0 billion, $3.8 billion, and $5.6 billion in 2018, 2019, and 2020, and under financing obligations of $3.0 billion, $1.3 billion, and $2.7 billion in 2018, 2019, and 2020.
(2)Includes property and equipment added under finance leases of $8.4 billion, $10.6 billion, and $7.7 billion in 2018, 2019, and 2020, and under financing obligations of $245 million, $0 million, and $130 million in 2018, 2019, and 2020.
U.S. property and equipment, net and operating leases were $45.1 billion, $69.8 billion, and $109.5 billion, in 2018, 2019, and 2020, and non-U.S. property and equipment, net and operating leases were $16.7 billion, $28.0 billion, and $41.2 billion in 2018, 2019, and 2020. Except for the U.S., property and equipment, net and operating leases in any single country were less than 10% of consolidated property and equipment, net and operating leases.
Depreciation and amortization expense on property and equipment, including corporate property and equipment, are allocated to all segments based on usage. Total depreciation and amortization expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
North America	$4,415	$5,106	$6,421
International	1,628	1,886	2,215
AWS	6,095	8,158	7,603
Consolidated	$12,138	$15,150	$16,239

Note 11 — QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited statement of operations information for each quarter of 2019 and 2020. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. Unaudited quarterly results are as follows (in millions, except per share data):

	Year Ended December 31, 2019 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$59,700	$63,404	$69,981	$87,437
Operating income	4,420	3,084	3,157	3,879
Income before income taxes	4,401	2,889	2,632	4,053
Provision for income taxes	(836)	(257)	(494)	(786)
Net income	3,561	2,625	2,134	3,268
Basic earnings per share	7.24	5.32	4.31	6.58
Diluted earnings per share	7.09	5.22	4.23	6.47
Shares used in computation of earnings per share:
Basic	491	493	495	496
Diluted	502	503	504	505

	Year Ended December 31, 2020 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$75,452	$88,912	$96,145	$125,555
Operating income	3,989	5,843	6,194	6,873
Income before income taxes	3,383	6,221	6,809	7,765
Provision for income taxes	(744)	(984)	(569)	(566)
Net income	2,535	5,243	6,331	7,222
Basic earnings per share	5.09	10.50	12.63	14.38
Diluted earnings per share	5.01	10.30	12.37	14.09
Shares used in computation of earnings per share:
Basic	498	500	501	502
Diluted	506	509	512	513
 ___________________
(1)The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control Over Financial Reporting
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amazon.com, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and our report dated February 2, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Seattle, Washington
February 2, 2021

Item 9B.    Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act
As previously disclosed, we determined that, between January 2012 and June 2020, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act. The information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of Part II of the Company’s Quarterly Reports on 10-Q for the quarters ended March 31, 2020 and June 30, 2020 is hereby incorporated by reference to such reports.
PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Information About Our Executive Officers.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and, to the extent applicable, compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at amazon.com/ir.

Item 11.    Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2020
Consolidated Statements of Operations for each of the three years ended December 31, 2020
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2020
Consolidated Balance Sheets as of December 31, 2019 and 2020
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2020
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
(2) Index to Financial Statement Schedules:
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.
(3) Index to Exhibits
See exhibits listed under Part (b) below.
(b) Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8K, filed May 29, 2020).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 29, 2020).

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

4.5
Officers’ Certificate of Amazon.com, Inc., dated as of June 3, 2020, containing Form of 0.400% Note due 2023, Form of 0.800% Note due 2025, Form of 1.200% Note due 2027, Form of 1.500% Note due 2030, Form of 2.500% Note due 2050, and Form of 2.700% Note due 2060 (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 3, 2020).

4.6	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2019).

10.1†	1997 Stock Incentive Plan (amended and restated) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013).

10.2†	1999 Nonofficer Employee Stock Option Plan (amended and restated) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013).

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

21.1	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (included as Exhibit 101).
__________________
†    Executive Compensation Plan or Agreement.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 2, 2021.

AMAZON.COM, INC.

By:	/s/ Jeffrey P. Bezos
Jeffrey P. Bezos
President, Chief Executive Officer, and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 2, 2021.

Signature	Title

/s/ Jeffrey P. Bezos
Jeffrey P. Bezos	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Brian T. Olsavsky
Brian T. Olsavsky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelley L. Reynolds
Shelley L. Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/s/ Keith B. Alexander
Keith B. Alexander	Director

/s/ Rosalind G. Brewer
Rosalind G. Brewer	Director

/s/ Jamie S. Gorelick
Jamie S. Gorelick	Director

/s/ Daniel P. Huttenlocher
Daniel P. Huttenlocher	Director

/s/ Judith A. McGrath
Judith A. McGrath	Director

/s/ Indra K. Nooyi
Indra K. Nooyi	Director

/s/ Jonathan J. Rubinstein
Jonathan J. Rubinstein	Director

/s/ Thomas O. Ryder
Thomas O. Ryder	Director

/s/ Patricia Q. Stonesifer
Patricia Q. Stonesifer	Director

/s/ Wendell P. Weeks
Wendell P. Weeks	Director