Form 10-Q
period 2021-03-31
AMAZON COM INC
filed 2021-04-30
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
504,323,736 shares of common stock, par value $0.01 per share, outstanding as of April 21, 2021

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2021	2020	2021
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$36,410	$42,377	$23,507	$27,505
OPERATING ACTIVITIES:
Net income	2,535	8,107	10,563	26,903
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	5,362	7,508	22,297	27,397
Stock-based compensation	1,757	2,306	7,347	9,757
Other operating expense (income), net	67	30	244	(108)
Other expense (income), net	565	(1,456)	451	(4,603)
Deferred income taxes	322	1,703	704	827
Changes in operating assets and liabilities:
Inventories	1,392	(304)	(2,605)	(4,545)
Accounts receivable, net and other	1,262	(2,255)	(6,018)	(11,686)
Accounts payable	(8,044)	(8,266)	6,532	17,258
Accrued expenses and other	(2,761)	(4,060)	(1,213)	4,455
Unearned revenue	607	900	1,430	1,558
Net cash provided by (used in) operating activities	3,064	4,213	39,732	67,213
INVESTING ACTIVITIES:
Purchases of property and equipment	(6,795)	(12,082)	(20,365)	(45,427)
Proceeds from property and equipment sales and incentives	1,367	895	4,970	4,624
Acquisitions, net of cash acquired, and other	(91)	(630)	(1,384)	(2,864)
Sales and maturities of marketable securities	11,626	17,826	31,664	56,437
Purchases of marketable securities	(15,001)	(14,675)	(39,938)	(72,153)
Net cash provided by (used in) investing activities	(8,894)	(8,666)	(25,053)	(59,383)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	617	1,926	1,934	8,105
Repayments of short-term debt, and other	(631)	(2,001)	(1,860)	(7,547)
Proceeds from long-term debt	76	111	842	10,560
Repayments of long-term debt	(36)	(39)	(1,140)	(1,556)
Principal repayments of finance leases	(2,600)	(3,406)	(10,013)	(11,448)
Principal repayments of financing obligations	(17)	(67)	(43)	(103)
Net cash provided by (used in) financing activities	(2,591)	(3,476)	(10,280)	(1,989)
Foreign currency effect on cash, cash equivalents, and restricted cash	(484)	(293)	(401)	809
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,905)	(8,222)	3,998	6,650
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$27,505	$34,155	$27,505	$34,155
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2021
Net product sales	$41,841	$57,491
Net service sales	33,611	51,027
Total net sales	75,452	108,518
Operating expenses:
Cost of sales	44,257	62,403
Fulfillment	11,531	16,530
Technology and content	9,325	12,488
Marketing	4,828	6,207
General and administrative	1,452	1,987
Other operating expense (income), net	70	38
Total operating expenses	71,463	99,653
Operating income	3,989	8,865
Interest income	202	105
Interest expense	(402)	(399)
Other income (expense), net	(406)	1,697
Total non-operating income (expense)	(606)	1,403
Income before income taxes	3,383	10,268
Provision for income taxes	(744)	(2,156)
Equity-method investment activity, net of tax	(104)	(5)
Net income	$2,535	$8,107
Basic earnings per share	$5.09	$16.09
Diluted earnings per share	$5.01	$15.79
Weighted-average shares used in computation of earnings per share:
Basic	498	504
Diluted	506	513
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2021
Net income	$2,535	$8,107
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $21 and $13	(874)	(374)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $12 and $30	(203)	(98)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0 and $4	—	(14)
Net unrealized gains (losses) on available-for-sale debt securities	(203)	(112)
Total other comprehensive income (loss)	(1,077)	(486)
Comprehensive income	$1,458	$7,621
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2020	March 31, 2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,122	$33,834
Marketable securities	42,274	39,436
Inventories	23,795	23,849
Accounts receivable, net and other	24,542	24,289
Total current assets	132,733	121,408
Property and equipment, net	113,114	121,461
Operating leases	37,553	39,328
Goodwill	15,017	15,220
Other assets	22,778	25,660
Total assets	$321,195	$323,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,539	$63,926
Accrued expenses and other	44,138	40,939
Unearned revenue	9,708	10,539
Total current liabilities	126,385	115,404
Long-term lease liabilities	52,573	53,067
Long-term debt	31,816	31,868
Other long-term liabilities	17,017	19,418
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 527 and 528
Outstanding shares — 503 and 504	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	42,865	45,160
Accumulated other comprehensive income (loss)	(180)	(666)
Retained earnings	52,551	60,658
Total stockholders’ equity	93,404	103,320
Total liabilities and stockholders’ equity	$321,195	$323,077
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2021 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2020 Annual Report on Form 10-K.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, inventory valuation, collectability of receivables, and valuation and impairment of investments. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates may become more challenging, and actual results could differ materially from these estimates.
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2021	2020	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt	$290	$276	$879	$902
Cash paid for operating leases	1,029	1,640	3,680	5,086
Cash paid for interest on finance leases	168	157	650	601
Cash paid for interest on financing obligations	22	33	59	113
Cash paid for income taxes, net of refunds	305	801	1,017	2,209
Assets acquired under operating leases	2,408	3,536	9,403	17,345
Property and equipment acquired under finance leases	2,166	2,067	13,262	11,489
Property and equipment acquired under build-to-suit arrangements	379	887	1,304	2,775

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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2020	2021
Shares used in computation of basic earnings per share	498	504
Total dilutive effect of outstanding stock awards	8	9
Shares used in computation of diluted earnings per share	506	513
Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Three Months Ended March 31,
	2020	2021
Marketable equity securities valuation gains (losses)	$(31)	$(76)
Equity warrant valuation gains (losses)	(152)	305
Upward adjustments relating to equity investments in private companies	—	1,475
Foreign currency gains (losses)	(222)	(31)
Other, net	(1)	24
Total other income (expense), net	(406)	1,697
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $2.3 billion and $2.4 billion as of December 31, 2020 and March 31, 2021.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2020 and March 31, 2021, customer receivables, net, were $14.8 billion and $15.3 billion, vendor receivables, net, were $4.8 billion and $3.6 billion, and seller receivables, net, were $381 million and $502 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $1.1 billion and $920 million as of December 31, 2020 and March 31, 2021.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2020 and March 31, 2021 were $6.8 billion and $7.8 billion. Total video and music expense was $2.4 billion and $3.0 billion in Q1 2020 and Q1 2021.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2020 was $11.6 billion, of which $4.2 billion was recognized as revenue during the three months ended March 31, 2021. Included in “Other long-term liabilities” on our consolidated balance sheets was $1.9 billion of unearned revenue as of December 31, 2020 and March 31, 2021.

Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $52.9 billion as of March 31, 2021. The weighted-average remaining life of our long-term contracts is 3.3 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2020 and March 31, 2021, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2020 and March 31, 2021.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2020	March 31, 2021
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,063	$10,070	$—	—	$10,070
Level 1 securities:
Money market funds	27,430	22,902	—	—	22,902
Equity securities (1)	617				683
Level 2 securities:
Foreign government and agency securities	5,131	2,355	1	(1)	2,355
U.S. government and agency securities	7,439	5,712	25	(10)	5,727
Corporate debt securities	29,988	27,243	206	(19)	27,430
Asset-backed securities	3,235	3,456	22	(4)	3,474
Other fixed income securities	710	946	7	(1)	952
Equity securities (1)	40				—
	$84,653	$72,684	$261	$(35)	$73,593
Less: Restricted cash, cash equivalents, and marketable securities (2)	(257)				(323)
Total cash, cash equivalents, and marketable securities	$84,396				$73,270
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $(31) million and $3 million in Q1 2020 and Q1 2021.
(2)We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities primarily as collateral for real estate, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. We classify cash, cash equivalents, and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 4 — Commitments and Contingencies.”
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of March 31, 2021 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$41,195	$41,210
Due after one year through five years	17,607	17,791
Due after five years through ten years	1,068	1,074
Due after ten years	2,744	2,765
Total	$62,614	$62,840
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2020 and March 31, 2021, these warrants had a fair value of $3.0 billion and $2.8 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are primarily classified as Level 2 assets.
As of December 31, 2020 and March 31, 2021, equity investments not accounted for under the equity-method and without readily determinable fair values, had a carrying value of $2.7 billion and $4.3 billion, and are recorded within “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2020	March 31, 2021
Cash and cash equivalents	$42,122	$33,834
Restricted cash included in accounts receivable, net and other	233	299
Restricted cash included in other assets	22	22
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$42,377	$34,155
Note 3 — LEASES
Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $68.1 billion and $69.3 billion as of December 31, 2020 and March 31, 2021. Accumulated amortization associated with finance leases was $36.5 billion and $38.3 billion as of December 31, 2020 and March 31, 2021.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended March 31,
	2020	2021
Operating lease cost	$1,068	$1,556
Finance lease cost:
Amortization of lease assets	1,894	2,456
Interest on lease liabilities	164	132
Finance lease cost	2,058	2,588
Variable lease cost	264	348
Total lease cost	$3,390	$4,492
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2020	March 31, 2021
Weighted-average remaining lease term – operating leases	10.7 years	10.7 years
Weighted-average remaining lease term – finance leases	6.2 years	6.7 years
Weighted-average discount rate – operating leases	2.5%	2.4%
Weighted-average discount rate – finance leases	2.1%	2.1%

Our lease liabilities were as follows (in millions):

	December 31, 2020
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$44,833	$30,437	$75,270
Less: imputed interest	(5,734)	(2,003)	(7,737)
Present value of lease liabilities	39,099	28,434	67,533
Less: current portion of lease liabilities	(4,586)	(10,374)	(14,960)
Total long-term lease liabilities	$34,513	$18,060	$52,573

	March 31, 2021
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$46,762	$28,687	$75,449
Less: imputed interest	(5,784)	(1,895)	(7,679)
Present value of lease liabilities	40,978	26,792	67,770
Less: current portion of lease liabilities	(4,841)	(9,862)	(14,703)
Total long-term lease liabilities	$36,137	$16,930	$53,067
Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating and finance leases and financing obligations for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of March 31, 2021 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt principal and interest	$1,876	$2,606	$3,331	$4,272	$3,058	$35,680	$50,823
Operating lease liabilities	4,284	5,507	5,043	4,620	4,202	23,106	46,762
Finance lease liabilities, including interest	7,520	7,700	3,952	1,555	1,066	6,894	28,687
Financing obligations, including interest	169	245	250	253	257	4,067	5,241
Leases not yet commenced	950	2,149	2,325	2,490	2,513	27,980	38,407
Unconditional purchase obligations (1)	2,407	3,847	4,612	4,359	4,134	13,576	32,935
Other commitments (2)(3)	3,265	2,665	1,163	927	807	9,881	18,708
Total commitments	$20,471	$24,719	$20,676	$18,476	$16,037	$121,184	$221,563
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

Pledged Assets
As of December 31, 2020 and March 31, 2021, we have pledged or otherwise restricted $875 million and $932 million of our cash, cash equivalents, and marketable securities, and certain property and equipment primarily as collateral for real estate, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. Additionally, we have pledged our cash and seller receivables for debt related to our Credit Facility. See “Note 5 — Debt.”
Other Contingencies
We are subject to claims and denials of refunds and credits related to various indirect taxes (such as sales, value added, consumption, service, and similar taxes), including in jurisdictions in which we already collect and remit such taxes. If the relevant taxing authorities were successfully to pursue these claims or denials, we could be subject to significant additional tax costs. For example, in June 2017, the State of South Carolina issued an assessment for uncollected sales and use taxes for the period from January 2016 to March 2016, including interest and penalties. South Carolina is alleging that we should have collected sales and use taxes on transactions by our third-party sellers. In September 2019, the South Carolina Administrative Law Court ruled in favor of the Department of Revenue and we have appealed the decision to the state Court of Appeals. We believe the assessment is without merit and intend to defend ourselves vigorously in this matter. If other tax authorities were successfully to seek additional adjustments of a similar nature, we could be subject to significant additional tax costs.
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2020 Annual Report on Form 10-K.
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
See also “Note 7 — Income Taxes.”

Note 5 — DEBT
As of March 31, 2021, we had $32.2 billion of unsecured senior notes outstanding (the “Notes”). We also had other long-term debt and borrowings under our credit facility of $924 million and $977 million as of December 31, 2020 and March 31, 2021. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2020	March 31, 2021
2012 Notes issuance of $3.0 billion	2022	2.50%	2.66%	1,250	1,250
2014 Notes issuance of $6.0 billion	2021 - 2044	3.30% - 4.95%	3.43% - 5.11%	5,000	5,000
2017 Notes issuance of $17.0 billion	2023 - 2057	2.40% - 5.20%	2.56% - 4.33%	16,000	16,000
2020 Notes issuance of $10.0 billion	2023 - 2060	0.40% - 2.70%	0.56% - 2.77%	10,000	10,000
Credit Facility				338	429
Other long-term debt				586	548
Total face value of long-term debt				33,174	33,227
Unamortized discount and issuance costs, net				(203)	(203)
Less current portion of long-term debt				(1,155)	(1,156)
Long-term debt				$31,816	$31,868
___________________
(1) The weighted-average remaining lives of the 2012, 2014, 2017, and 2020 Notes were 1.7, 11.6, 16.0, and 18.5 years as of March 31, 2021. The combined weighted-average remaining life of the Notes was 15.5 years as of March 31, 2021.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $37.7 billion and $34.8 billion as of December 31, 2020 and March 31, 2021, which is based on quoted prices for our debt as of those dates.
We have a $740 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until October 2022, bears interest at the London interbank offered rate (“LIBOR”) plus 1.40%, and has a commitment fee of 0.50% on the undrawn portion. There were $338 million and $429 million of borrowings outstanding under the Credit Facility as of December 31, 2020 and March 31, 2021, which both had a weighted-average interest rate of 3.0%, respectively. As of December 31, 2020 and March 31, 2021, we have pledged $398 million and $497 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2020 and March 31, 2021.
Other long-term debt, including the current portion, had a weighted-average interest rate of 2.9% as of December 31, 2020 and March 31, 2021. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2020 and March 31, 2021.
We have a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $10.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were $725 million of borrowings outstanding under the Commercial Paper Program as of December 31, 2020 and March 31, 2021, which were included in “Accrued expenses and other” on our consolidated balance sheets and had a weighted-average effective interest rate, including issuance costs, of 0.11% and 0.09%, respectively. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We also have a $7.0 billion unsecured revolving credit facility with a syndicate of lenders with a term that extends to June 2023 (the “Credit Agreement”). It may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2020 and March 31, 2021.
We also utilize other short-term credit facilities for working capital purposes. These amounts are included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $4.3 billion of unused letters of credit as of March 31, 2021.

Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock during the three months ended March 31, 2020 or 2021.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 518 million and 519 million as of December 31, 2020 and March 31, 2021. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended March 31,
	2020	2021
Cost of sales	$41	$90
Fulfillment	260	342
Technology and content	961	1,228
Marketing	332	456
General and administrative	163	190
Total stock-based compensation expense	$1,757	$2,306
The following table summarizes our restricted stock unit activity for the three months ended March 31, 2021 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2020	15.2	$2,004
Units granted	0.6	3,147
Units vested	(0.8)	1,270
Units forfeited	(0.5)	1,895
Outstanding as of March 31, 2021	14.5	2,096
Scheduled vesting for outstanding restricted stock units as of March 31, 2021, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Scheduled vesting — restricted stock units	4.8	5.3	2.8	1.4	0.1	0.1	14.5
As of March 31, 2021, there was $12.4 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2020 and March 31, 2021 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

Changes in Stockholders’ Equity
The following table shows the changes in stockholders’ equity (in millions):

	Three Months Ended March 31,
	2020	2021
Total beginning stockholders’ equity	$62,060	$93,404

Beginning and ending common stock	5	5

Beginning and ending treasury stock	(1,837)	(1,837)

Beginning additional paid-in capital	33,658	42,865
Stock-based compensation and issuance of employee benefit plan stock	1,754	2,295
Ending additional paid-in capital	35,412	45,160

Beginning accumulated other comprehensive income (loss)	(986)	(180)
Other comprehensive income (loss)	(1,077)	(486)
Ending accumulated other comprehensive income (loss)	(2,063)	(666)

Beginning retained earnings	31,220	52,551
Net income	2,535	8,107
Ending retained earnings	33,755	60,658

Total ending stockholders’ equity	$65,272	$103,320
Note 7 — INCOME TAXES
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, changes in how we do business, acquisitions, investments, developments in tax controversies, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. In addition, we record valuation allowances against deferred tax assets when there is uncertainty about our ability to generate future income in relevant jurisdictions, and the effects of the COVID-19 pandemic on our business make estimates of future income more challenging. Since Q2 2017, we have recorded a valuation allowance against our net deferred tax assets in Luxembourg. There is still significant uncertainty whether our income in Luxembourg is sustainable in the future and we will maintain the valuation allowance until sufficient positive evidence exists to support a release of the valuation allowance.
For 2021, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by state income taxes.
Our income tax provisions for the three months ended March 31, 2020 and 2021 were $744 million and $2.2 billion, which included $273 million and $349 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $305 million and $801 million in Q1 2020 and Q1 2021.
As of December 31, 2020 and March 31, 2021, tax contingencies were approximately $2.8 billion and $3.0 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. The timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
We are under examination, or may be subject to examination, by the Internal Revenue Service for the calendar year 2013 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods.
In October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. Based on that decision, the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, for the period May 2006 through June 2014, and ordered Luxembourg tax authorities to calculate the actual amount of additional taxes subject to recovery. Luxembourg computed an initial recovery amount, consistent with the European Commission’s decision, which we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals. In December 2017, Luxembourg appealed the European Commission’s decision. In May 2018, we appealed. We believe the European Commission’s decision to be without merit and will continue to defend ourselves vigorously in this matter. We are also subject to taxation in various states and other foreign jurisdictions including China, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2009 and thereafter.
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

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended March 31,
	2020	2021
North America
Net sales	$46,127	$64,366
Operating expenses	44,815	60,916
Operating income	$1,312	$3,450

International
Net sales	$19,106	$30,649
Operating expenses	19,504	29,397
Operating income (loss)	$(398)	$1,252

AWS
Net sales	$10,219	$13,503
Operating expenses	7,144	9,340
Operating income	$3,075	$4,163

Consolidated
Net sales	$75,452	$108,518
Operating expenses	71,463	99,653
Operating income	3,989	8,865
Total non-operating income (expense)	(606)	1,403
Provision for income taxes	(744)	(2,156)
Equity-method investment activity, net of tax	(104)	(5)
Net income	$2,535	$8,107
Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended March 31,
	2020	2021
Net Sales:
Online stores (1)	$36,652	$52,901
Physical stores (2)	4,640	3,920
Third-party seller services (3)	14,479	23,709
Subscription services (4)	5,556	7,580
AWS	10,219	13,503
Other (5)	3,906	6,905
Consolidated	$75,452	$108,518
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
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2020 Annual Report on Form 10-K.
Critical Accounting Judgments
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures” of our 2020 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2021, we would have recorded an additional cost of sales of approximately $275 million.
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

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2021	2020	2021
Cash provided by (used in):
Operating activities	$3,064	$4,213	$39,732	$67,213
Investing activities	(8,894)	(8,666)	(25,053)	(59,383)
Financing activities	(2,591)	(3,476)	(10,280)	(1,989)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $84.4 billion and $73.3 billion as of December 31, 2020 and March 31, 2021. Amounts held in foreign currencies were $23.5 billion and $19.8 billion as of December 31, 2020 and March 31, 2021, and were primarily Euros, British Pounds, and Japanese Yen.
Cash provided by (used in) operating activities was $3.1 billion and $4.2 billion for Q1 2020 and Q1 2021. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended March 31, 2021, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(8.9) billion and $(8.7) billion for Q1 2020 and Q1 2021, with the variability caused primarily by our decision to purchase or lease property and equipment and purchases, sales, and maturities of marketable securities. Cash capital expenditures were $5.4 billion and $11.2 billion during Q1 2020 and Q1 2021, which primarily reflect investments in additional capacity to support our fulfillment operations and in support of continued business growth in technology infrastructure (the majority of which is to support AWS), which investments we expect to continue over time. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $91 million and $630 million during Q1 2020 and Q1 2021.
Cash provided by (used in) financing activities was $(2.6) billion and $(3.5) billion for Q1 2020 and Q1 2021. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $693 million and $2.0 billion for Q1 2020 and Q1 2021. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $3.3 billion and $5.5 billion in Q1 2020 and Q1 2021. Property and equipment acquired under finance leases was $2.2 billion and $2.1 billion during Q1 2020 and Q1 2021, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS.
We had no borrowings outstanding under the Credit Agreement, $725 million of borrowings outstanding under the Commercial Paper Program, and $429 million of borrowings outstanding under our Credit Facility as of March 31, 2021. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. Cash taxes paid (net of refunds) were $305 million and $801 million for Q1 2020 and Q1 2021. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg tax authorities computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.

As of December 31, 2020 and March 31, 2021, restricted cash, cash equivalents, and marketable securities were $257 million and $323 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $32.6 billion as of March 31, 2021. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Effects of COVID-19
As reflected in the discussion below, the impact of the COVID-19 pandemic and actions taken in response to it had varying effects on our Q1 2021 results of operations. Higher net sales in the North America and International segments reflect increased demand, particularly as people are staying at home, including for household staples and other essential and home products, partially offset by fulfillment network capacity and supply chain constraints. Other effects in the North America and International segments include increased fulfillment costs and cost of sales as a percentage of net sales, primarily due to the impact of lower productivity and costs to maintain safe workplaces. We incurred approximately $2.0 billion in COVID-19 related costs in Q1 2021. We will continue to prioritize employee and customer safety and comply with evolving federal, state, and local standards as well as to implement standards or processes that we determine to be in the best interests of our employees, customers, and communities.
We expect the effects of fulfillment network capacity and supply chain constraints, elevated collection risk in our accounts receivable, and the negative impact on fulfillment costs and cost of sales as a percentage of net sales to continue into all or portions of Q2 2021. However, it is not possible to determine the duration and scope of the pandemic, including any recurrence, the actions taken in response to the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.
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

	Three Months Ended March 31,
	2020	2021
Net Sales:
North America	$46,127	$64,366
International	19,106	30,649
AWS	10,219	13,503
Consolidated	$75,452	$108,518
Year-over-year Percentage Growth:
North America	29%	40%
International	18	60
AWS	33	32
Consolidated	26	44
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	29%	39%
International	20	50
AWS	33	32
Consolidated	27	41
Net sales mix:
North America	61%	59%
International	25	28
AWS	14	13
Consolidated	100%	100%

Sales increased 44% in Q1 2021 compared to the comparable prior year period. Changes in foreign currency exchange rates impacted net sales by $2.1 billion for Q1 2021. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 40% in Q1 2021, compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, including for household staples and other essential and home products, partially offset by fulfillment network capacity and supply chain constraints.
International sales increased 60% in Q1 2021, compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, including for household staples and other essential and home products, partially offset by fulfillment network capacity and supply chain constraints. Changes in foreign currency exchange rates impacted International net sales by $1.9 billion for Q1 2021.
AWS sales increased 32% in Q1 2021, compared to the comparable prior year period. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended March 31,
	2020	2021
Operating Income (Loss):
North America	$1,312	$3,450
International	(398)	1,252
AWS	3,075	4,163
Consolidated	$3,989	$8,865
Operating income increased from $4.0 billion in Q1 2020 to $8.9 billion in Q1 2021. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in Q1 2021 compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales and slower growth in certain operating expenses, partially offset by increased shipping and fulfillment costs due in part to COVID-19. We expect North America operating income to continue to be negatively impacted through at least Q2 2021 by COVID-19 related costs. Changes in foreign exchange rates impacted operating income by $8 million for Q1 2021.
The International operating income in Q1 2021 as compared to the operating loss in the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales, and slower growth in certain operating expenses, partially offset by increased shipping and fulfillment costs due in part to COVID-19. We expect International operating income to continue to be negatively impacted through at least Q2 2021 by COVID-19 related costs. Changes in foreign exchange rates impacted operating income by $270 million for Q1 2021.
The increase in AWS operating income in absolute dollars in Q1 2021 compared to the comparable prior year period is primarily due to increased customer usage and cost structure productivity, partially offset by increased spending on technology infrastructure, payroll and related expenses, and software licensing expenses, all of which were primarily driven by additional investments to support the business growth, and reduced prices for our customers. Changes in foreign exchange rates impacted operating income by $(171) million for Q1 2021.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended March 31,
	2020	2021
Operating expenses:
Cost of sales	$44,257	$62,403
Fulfillment	11,531	16,530
Technology and content	9,325	12,488
Marketing	4,828	6,207
General and administrative	1,452	1,987
Other operating expense (income), net	70	38
Total operating expenses	$71,463	$99,653
Year-over-year Percentage Growth:
Cost of sales	30%	41%
Fulfillment	34	43
Technology and content	18	34
Marketing	32	29
General and administrative	24	37
Other operating expense (income), net	1,531	(46)
Percent of Net Sales:
Cost of sales	58.7%	57.5%
Fulfillment	15.3	15.2
Technology and content	12.4	11.5
Marketing	6.4	5.7
General and administrative	1.9	1.8
Other operating expense (income), net	—	—
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in Q1 2021 compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales. We expect cost of sales as a percentage of net sales to continue to be negatively impacted through at least Q2 2021 by COVID-19 related costs.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $10.9 billion and $17.2 billion in Q1 2020 and Q1 2021. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q1 2021, compared to the comparable prior year period, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, costs from expanding our fulfillment network, and the COVID-19 related impact of lower productivity and costs to maintain safe workplaces. We expect fulfillment costs as a percentage of net sales to continue to be negatively impacted through at least Q2 2021 by COVID-19 related costs.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q1 2021, compared to the comparable prior year period, is primarily due to an increase in spending on technology infrastructure and increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2020 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
Marketing
Marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities, including sales commissions related to AWS. We direct customers to our stores primarily through a number of marketing channels, such as our sponsored search, social and online advertising, third party customer referrals, television advertising, and other initiatives. Our marketing costs are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing costs.
The increase in marketing costs in absolute dollars in Q1 2021, compared to the comparable prior year period, is primarily due to increased payroll and related expenses for personnel engaged in marketing and selling activities and higher spending on marketing channels.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q1 2021, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses and professional service fees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $70 million and $38 million for Q1 2020 and Q1 2021, and was primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $202 million and $105 million during Q1 2020 and Q1 2021. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $402 million and $399 million during Q1 2020 and Q1 2021, and was primarily related to debt and finance leases.
Other Income (Expense), Net
Other income (expense), net was $(406) million and $1.7 billion during Q1 2020 and Q1 2021. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency.
Income Taxes
Our income tax provisions for the three months ended March 31, 2020 and 2021 were $744 million and $2.2 billion, which included $273 million and $349 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2020 and 2021 (in millions):

	Twelve Months Ended March 31,
	2020	2021
Net cash provided by (used in) operating activities	$39,732	$67,213
Purchases of property and equipment, net of proceeds from sales and incentives	(15,395)	(40,803)
Free cash flow	$24,337	$26,410

Net cash provided by (used in) investing activities	$(25,053)	$(59,383)
Net cash provided by (used in) financing activities	$(10,280)	$(1,989)

Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2020 and 2021 (in millions):

	Twelve Months Ended March 31,
	2020	2021
Net cash provided by (used in) operating activities	$39,732	$67,213
Purchases of property and equipment, net of proceeds from sales and incentives	(15,395)	(40,803)
Free cash flow	24,337	26,410
Principal repayments of finance leases	(10,013)	(11,448)
Principal repayments of financing obligations	(43)	(103)
Free cash flow less principal repayments of finance leases and financing obligations	$14,281	14,859

Net cash provided by (used in) investing activities	$(25,053)	$(59,383)
Net cash provided by (used in) financing activities	$(10,280)	$(1,989)
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2020 and 2021 (in millions):

	Twelve Months Ended March 31,
	2020	2021
Net cash provided by (used in) operating activities	$39,732	$67,213
Purchases of property and equipment, net of proceeds from sales and incentives	(15,395)	(40,803)
Free cash flow	24,337	26,410
Equipment acquired under finance leases (1)	(12,209)	(8,936)
Principal repayments of all other finance leases (2)	(407)	(525)
Principal repayments of financing obligations	(43)	(103)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$11,678	$16,846

Net cash provided by (used in) investing activities	$(25,053)	$(59,383)
Net cash provided by (used in) financing activities	$(10,280)	$(1,989)
___________________
(1)For the twelve months ended March 31, 2020 and 2021, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $13,262 million and $11,489 million.
(2)For the twelve months ended March 31, 2020 and 2021, this amount relates to property included in “Principal repayments of finance leases” of $10,013 million and $11,448 million.
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

	Three Months Ended March 31,
	2020			2021
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$75,452	$387	$75,839	$108,518	$(2,073)	$106,445
Operating expenses	71,463	450	71,913	99,653	(1,966)	97,687
Operating income	3,989	(63)	3,926	8,865	(107)	8,758
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on April 29, 2021, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 29, 2021, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.” This guidance reflects our estimates as of April 29, 2021 regarding the impact of the COVID-19 pandemic on our operations, including those discussed above, and is highly dependent on numerous factors that we may not be able to predict or control, including: the duration and scope of the pandemic, including any recurrence; actions taken by governments, businesses, and individuals in response to the pandemic; the impact of the pandemic on global and regional economies and economic activity, workforce staffing and productivity, and our significant and continuing spending on employee safety measures; our ability to continue operations in affected areas; and consumer demand and spending patterns, as well as the effects on suppliers, creditors, and third-party sellers, all of which are uncertain. This guidance also assumes the impacts on consumer demand and spending patterns, including impacts due to concerns over the current economic outlook, will be in line with those experienced during the second quarter of 2021 to date, and the additional assumptions set forth below. However, it is not possible to determine the ultimate impact on our operations for the second quarter of 2021, or whether other currently unanticipated direct or indirect consequences of the pandemic are reasonably likely to materially affect our operations.
Second Quarter 2021 Guidance
•Net sales are expected to be between $110.0 billion and $116.0 billion, or to grow between 24% and 30% compared with second quarter 2020. This guidance anticipates a favorable impact of approximately 200 basis points from foreign exchange rates.
•Operating income is expected to be between $4.5 billion and $8.0 billion, compared with $5.8 billion in second quarter 2020. This guidance assumes approximately $1.5 billion of costs related to COVID-19.
•This guidance assumes that Prime Day occurs in second quarter 2021.
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
Foreign Exchange Risk
During Q1 2021, net sales from our International segment accounted for 28% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q1 2021 increased by $1.9 billion in comparison with Q1 2020.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2021, of $19.8 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $990 million, $2.0 billion, and $4.0 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of March 31, 2021, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $230 million, $460 million, and $920 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of March 31, 2021, our recorded value in equity and equity warrant investments in public and private companies was $8.4 billion. Our equity and equity warrant investments in publicly traded companies represent $2.9 billion of our investments as of March 31, 2021, and are recorded at fair value, which is subject to market price volatility. We assess our equity investments in private companies for impairment. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic climate provides additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
The Loss of Key Senior Management Personnel or the Failure to Hire and Retain Highly Skilled and Other Key Personnel Could Negatively Affect Our Business
We depend on our senior management and other key personnel, including Jeffrey P. Bezos, our founder, President, CEO, and Chairman. We do not have “key person” life insurance policies. We also rely on other highly skilled personnel. Competition for qualified personnel in the technology industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff, as well as senior management. The loss of any of our executive officers or other key employees, the failure to successfully transition key roles, or the inability to hire, train, retain, and manage qualified personnel, could harm our business.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: April 29, 2021