Form 10-Q
period 2021-06-30
AMAZON COM INC
filed 2021-07-30
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
506,440,520 shares of common stock, par value $0.01 per share, outstanding as of July 21, 2021

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2021	2020	2021	2020	2021
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$27,505	$34,155	$36,410	$42,377	$22,965	$37,842
OPERATING ACTIVITIES:
Net income	5,243	7,778	7,778	15,885	13,180	29,438
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	5,748	8,038	11,110	15,546	22,843	29,687
Stock-based compensation	2,601	3,591	4,358	5,897	7,977	10,747
Other operating expense (income), net	282	18	348	48	445	(372)
Other expense (income), net	(769)	(1,258)	(204)	(2,714)	(310)	(5,092)
Deferred income taxes	465	701	787	2,404	1,063	1,063
Changes in operating assets and liabilities:
Inventories	(672)	(209)	720	(513)	(1,176)	(4,082)
Accounts receivable, net and other	(2,854)	(4,462)	(1,592)	(6,717)	(6,680)	(13,294)
Accounts payable	8,616	47	573	(8,219)	11,482	8,689
Accrued expenses and other	1,699	(1,685)	(1,063)	(5,745)	1,110	1,071
Unearned revenue	247	156	854	1,056	1,286	1,467
Net cash provided by (used in) operating activities	20,606	12,715	23,669	16,928	51,220	59,322
INVESTING ACTIVITIES:
Purchases of property and equipment	(7,459)	(14,288)	(14,254)	(26,370)	(24,263)	(52,256)
Proceeds from property and equipment sales and incentives	844	1,300	2,212	2,195	4,895	5,080
Acquisitions, net of cash acquired, and other	(118)	(320)	(210)	(950)	(1,385)	(3,066)
Sales and maturities of marketable securities	8,138	13,213	19,764	31,039	34,641	61,512
Purchases of marketable securities	(19,209)	(21,985)	(34,210)	(36,660)	(49,196)	(74,929)
Net cash provided by (used in) investing activities	(17,804)	(22,080)	(26,698)	(30,746)	(35,308)	(63,659)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	2,433	1,176	3,050	3,102	4,145	6,848
Repayments of short-term debt, and other	(1,906)	(1,176)	(2,537)	(3,177)	(3,693)	(6,817)
Proceeds from long-term debt	9,918	18,516	9,994	18,627	10,699	19,158
Repayments of long-term debt	(205)	(41)	(241)	(80)	(1,305)	(1,392)
Principal repayments of finance leases	(2,817)	(2,804)	(5,417)	(6,210)	(10,504)	(11,435)
Principal repayments of financing obligations	(15)	(28)	(32)	(95)	(56)	(116)
Net cash provided by (used in) financing activities	7,408	15,643	4,817	12,167	(714)	6,246
Foreign currency effect on cash, cash equivalents, and restricted cash	127	234	(356)	(59)	(321)	916
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,337	6,512	1,432	(1,710)	14,877	2,825
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$37,842	$40,667	$37,842	$40,667	$37,842	$40,667
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net product sales	$50,244	$58,004	$92,085	$115,495
Net service sales	38,668	55,076	72,279	106,103
Total net sales	88,912	113,080	164,364	221,598
Operating expenses:
Cost of sales	52,660	64,176	96,917	126,579
Fulfillment	13,806	17,638	25,337	34,168
Technology and content	10,388	13,871	19,713	26,359
Marketing	4,345	7,524	9,173	13,731
General and administrative	1,580	2,158	3,032	4,145
Other operating expense (income), net	290	11	360	49
Total operating expenses	83,069	105,378	154,532	205,031
Operating income	5,843	7,702	9,832	16,567
Interest income	135	106	337	211
Interest expense	(403)	(435)	(805)	(834)
Other income (expense), net	646	1,261	240	2,958
Total non-operating income (expense)	378	932	(228)	2,335
Income before income taxes	6,221	8,634	9,604	18,902
Provision for income taxes	(984)	(868)	(1,729)	(3,024)
Equity-method investment activity, net of tax	6	12	(97)	7
Net income	$5,243	$7,778	$7,778	$15,885
Basic earnings per share	$10.50	$15.40	$15.59	$31.49
Diluted earnings per share	$10.30	$15.12	$15.32	$30.92
Weighted-average shares used in computation of earnings per share:
Basic	500	505	499	505
Diluted	509	514	508	514
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net income	$5,243	$7,778	$7,778	$15,885
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(8), $(17), $13 and $(4)	207	159	(668)	(215)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $(73), $(2), $(61) and $28	407	(6)	205	(104)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $4, $0 and $8	(6)	(12)	(6)	(26)
Net unrealized gains (losses) on available-for-sale debt securities	401	(18)	199	(130)
Total other comprehensive income (loss)	608	141	(469)	(345)
Comprehensive income	$5,851	$7,919	$7,309	$15,540
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2020	June 30, 2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,122	$40,380
Marketable securities	42,274	49,514
Inventories	23,795	24,119
Accounts receivable, net and other	24,542	26,835
Total current assets	132,733	140,848
Property and equipment, net	113,114	133,502
Operating leases	37,553	43,346
Goodwill	15,017	15,350
Other assets	22,778	27,273
Total assets	$321,195	$360,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,539	$66,090
Accrued expenses and other	44,138	41,007
Unearned revenue	9,708	10,695
Total current liabilities	126,385	117,792
Long-term lease liabilities	52,573	56,297
Long-term debt	31,816	50,279
Other long-term liabilities	17,017	21,148
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 527 and 530
Outstanding shares — 503 and 506	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	42,865	48,724
Accumulated other comprehensive income (loss)	(180)	(525)
Retained earnings	52,551	68,436
Total stockholders’ equity	93,404	114,803
Total liabilities and stockholders’ equity	$321,195	$360,319
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
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2021	2020	2021	2020	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt	$139	$179	$430	$455	$872	$942
Cash paid for operating leases	1,086	1,577	2,115	3,217	3,929	5,577
Cash paid for interest on finance leases	161	129	329	286	662	569
Cash paid for interest on financing obligations	21	35	43	68	77	127
Cash paid for income taxes, net of refunds	486	1,803	791	2,604	1,221	3,526
Assets acquired under operating leases	3,347	5,578	5,755	9,114	10,530	19,576
Property and equipment acquired under finance leases	3,155	1,642	5,321	3,709	13,110	9,976
Property and equipment acquired under build-to-suit arrangements	482	1,094	861	1,981	1,504	3,387

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

The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Shares used in computation of basic earnings per share	500	505	499	505
Total dilutive effect of outstanding stock awards	9	9	9	9
Shares used in computation of diluted earnings per share	509	514	508	514
Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Marketable equity securities valuation gains (losses)	$235	$157	$204	$81
Equity warrant valuation gains (losses)	418	939	266	1,244
Upward adjustments relating to equity investments in private companies	—	31	—	1,506
Foreign currency gains (losses)	13	110	(209)	79
Other, net	(20)	24	(21)	48
Total other income (expense), net	646	1,261	240	2,958
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $2.3 billion and $2.4 billion as of December 31, 2020 and June 30, 2021.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2020 and June 30, 2021, customer receivables, net, were $14.8 billion and $16.3 billion, vendor receivables, net, were $4.8 billion and $4.2 billion, and seller receivables, net, were $381 million and $646 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $1.1 billion as of December 31, 2020 and June 30, 2021.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2020 and June 30, 2021 were $6.8 billion and $8.6 billion. Total video and music expense was $2.8 billion and $3.1 billion in Q2 2020 and Q2 2021, and $5.2 billion and $6.2 billion for the six months ended June 30, 2020 and 2021.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2020 was $11.6 billion, of which $6.7 billion was recognized as revenue during the six months ended June 30, 2021. Included in “Other long-term liabilities” on our consolidated balance sheets was $1.9 billion of unearned revenue as of December 31, 2020 and June 30, 2021.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $60.7 billion as of June 30, 2021. The weighted-average remaining life of our long-term contracts is 3.6 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2020 and June 30, 2021, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2020 and June 30, 2021.
The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2020	June 30, 2021
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,063	$10,266	$—	—	$10,266
Level 1 securities:
Money market funds	27,430	24,587	—	—	24,587
Equity securities (1)	617				772
Level 2 securities:
Foreign government and agency securities	5,131	1,423	1	—	1,424
U.S. government and agency securities	7,439	6,987	18	(9)	6,996
Corporate debt securities	29,988	39,049	189	(14)	39,224
Asset-backed securities	3,235	4,976	20	(4)	4,992
Other fixed income securities	710	785	6	(1)	790
Equity securities (1)	40				1,133
	$84,653	$88,073	$234	$(28)	$90,184
Less: Restricted cash, cash equivalents, and marketable securities (2)	(257)				(290)
Total cash, cash equivalents, and marketable securities	$84,396				$89,894
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $235 million and $119 million in Q2 2020 and Q2 2021, and $204 million and $122 million for the six months ended June 30, 2020 and 2021.
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

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of June 30, 2021 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$50,515	$50,530
Due after one year through five years	22,210	22,382
Due after five years through ten years	1,445	1,450
Due after ten years	3,637	3,651
Total	$77,807	$78,013
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2020 and June 30, 2021, these warrants had a fair value of $3.0 billion and $3.6 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are primarily classified as Level 2 assets.
As of December 31, 2020 and June 30, 2021, equity investments not accounted for under the equity-method and without readily determinable fair values, had a carrying value of $2.7 billion and $3.7 billion, and are recorded within “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2020	June 30, 2021
Cash and cash equivalents	$42,122	$40,380
Restricted cash included in accounts receivable, net and other	233	265
Restricted cash included in other assets	22	22
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$42,377	$40,667
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment, delivery, office, physical store, data center, and sortation facilities as well as server and networking equipment, vehicles, and aircraft. Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $68.1 billion and $70.2 billion as of December 31, 2020 and June 30, 2021. Accumulated amortization associated with finance leases was $36.5 billion and $39.9 billion as of December 31, 2020 and June 30, 2021.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Operating lease cost	$1,149	$1,662	$2,217	$3,218
Finance lease cost:
Amortization of lease assets	2,029	2,489	3,923	4,945
Interest on lease liabilities	156	119	320	251
Finance lease cost	2,185	2,608	4,243	5,196
Variable lease cost	294	415	558	763
Total lease cost	$3,628	$4,685	$7,018	$9,177

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2020	June 30, 2021
Weighted-average remaining lease term – operating leases	10.7 years	10.7 years
Weighted-average remaining lease term – finance leases	6.2 years	6.8 years
Weighted-average discount rate – operating leases	2.5%	2.4%
Weighted-average discount rate – finance leases	2.1%	2.1%
Our lease liabilities were as follows (in millions):

	December 31, 2020
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$44,833	$30,437	$75,270
Less: imputed interest	(5,734)	(2,003)	(7,737)
Present value of lease liabilities	39,099	28,434	67,533
Less: current portion of lease liabilities	(4,586)	(10,374)	(14,960)
Total long-term lease liabilities	$34,513	$18,060	$52,573

	June 30, 2021
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$51,702	$27,613	$79,315
Less: imputed interest	(6,419)	(1,943)	(8,362)
Present value of lease liabilities	45,283	25,670	70,953
Less: current portion of lease liabilities	(5,214)	(9,442)	(14,656)
Total long-term lease liabilities	$40,069	$16,228	$56,297

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of June 30, 2021 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt principal and interest	$1,772	$2,997	$4,725	$7,120	$3,401	$56,613	$76,628
Operating lease liabilities	3,130	6,132	5,709	5,209	4,752	26,770	51,702
Finance lease liabilities, including interest	4,802	8,124	4,362	1,787	1,110	7,428	27,613
Financing obligations, including interest (1)	120	269	273	272	272	4,349	5,555
Leases not yet commenced	713	2,073	2,506	2,650	2,599	29,191	39,732
Unconditional purchase obligations (2)	1,251	5,508	5,062	4,492	4,180	13,617	34,110
Other commitments (3)(4)	2,624	2,993	1,414	1,080	914	11,277	20,302
Total commitments	$14,412	$28,096	$24,051	$22,610	$17,228	$149,245	$255,642
___________________
(1)Includes non-cancellable financing obligations for fulfillment, sortation, and data center facilities. Excluding interest, current financing obligations of $111 million and $132 million are recorded within “Accrued expenses and other” and $3.4 billion and $3.8 billion are recorded within “Other long-term liabilities” as of December 31, 2020 and June 30, 2021. The weighted-average remaining term of the financing obligations was 19.0 and 18.8 years and the weighted-average imputed interest rate was 3.8% and 3.7% as of December 31, 2020 and June 30, 2021.
(2)Includes unconditional purchase obligations related to certain products offered in our Whole Foods Market stores and long-term agreements to acquire and license digital media content that are not reflected on the consolidated balance sheets. For those digital media content agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities and/or pricing as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified.
(3)Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction, asset retirement obligations, and liabilities associated with digital media content agreements with initial terms greater than one year.
(4)Excludes approximately $2.8 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
In addition, in May 2021, we entered into an agreement to acquire MGM Holdings Inc. (“MGM”) for approximately $8.5 billion, including MGM’s debt, subject to customary closing conditions. We expect to fund this acquisition with cash on hand.
Pledged Assets
As of December 31, 2020 and June 30, 2021, we have pledged or otherwise restricted $875 million and $882 million of our cash, cash equivalents, and marketable securities, and certain property and equipment primarily as collateral for real estate, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. Additionally, we have pledged our cash and seller receivables for debt related to our Credit Facility. See “Note 5 — Debt.”
Other Contingencies
We are disputing claims and denials of refunds or credits related to various indirect taxes (such as sales, value added, consumption, service, and similar taxes), including in jurisdictions in which we already collect and remit these taxes. If the relevant taxing authorities were to prevail, we could be subject to significant additional tax costs. For example, in June 2017, the State of South Carolina issued an assessment for uncollected sales and use taxes for the period from January 2016 to March 2016, including interest and penalties. South Carolina is alleging that we should have collected sales and use taxes on transactions by our third-party sellers. In September 2019, the South Carolina Administrative Law Court ruled in favor of the Department of Revenue and we have appealed the decision to the state Court of Appeals. We believe the assessment is without merit and intend to defend ourselves vigorously in this matter.

Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2020 Annual Report on Form 10-K as supplemented by the following:
On July 16, 2021, the Luxembourg National Commission for Data Protection (the “CNPD”) issued a decision against Amazon Europe Core S.à r.l. claiming that Amazon’s processing of personal data did not comply with the EU General Data Protection Regulation. The decision imposes a fine of €746 million and corresponding practice revisions. We believe the CNPD’s decision to be without merit and intend to defend ourselves vigorously in this matter.
Beginning in March 2020, with Frame-Wilson v. Amazon.com, Inc. filed in the United States District Court for the Western District of Washington, a number of cases have been filed in the U.S. and Canada alleging, among other things, price fixing arrangements between Amazon.com, Inc. and third-party sellers in Amazon’s stores, monopolization and attempted monopolization, and consumer protection and unjust enrichment claims. Some of the cases include allegations of several distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. The complaints seek billions of dollars of alleged actual damages, treble damages, punitive damages, and injunctive relief. Individuals have also initiated arbitrations based on substantially similar allegations. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
See also “Note 7 — Income Taxes.”

Note 5 — DEBT
As of June 30, 2021, we had $50.7 billion of unsecured senior notes outstanding (the “Notes”). We issued $18.5 billion of Notes in May 2021, of which $1.0 billion was issued for green or social projects, such as projects related to clean transportation, renewable energy, sustainable buildings, affordable housing, or socioeconomic advancement and empowerment, and the remainder for general corporate purposes. We also had other long-term debt and borrowings under our credit facility of $924 million and $1.0 billion as of December 31, 2020 and June 30, 2021. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2020	June 30, 2021
2012 Notes issuance of $3.0 billion	2022	2.50%	2.66%	1,250	1,250
2014 Notes issuance of $6.0 billion	2021 - 2044	3.30% - 4.95%	3.43% - 5.11%	5,000	5,000
2017 Notes issuance of $17.0 billion	2023 - 2057	2.40% - 5.20%	2.56% - 4.33%	16,000	16,000
2020 Notes issuance of $10.0 billion	2023 - 2060	0.40% - 2.70%	0.56% - 2.77%	10,000	10,000
2021 Notes issuance of $18.5 billion	2023 - 2061	0.25% - 3.25%	0.35% - 3.31%	—	18,500
Credit Facility				338	503
Other long-term debt				586	509
Total face value of long-term debt				33,174	51,762
Unamortized discount and issuance costs, net				(203)	(325)
Less current portion of long-term debt				(1,155)	(1,158)
Long-term debt				$31,816	$50,279
___________________
(1) The weighted-average remaining lives of the 2012, 2014, 2017, 2020, and 2021 Notes were 1.4, 11.3, 15.7, 18.2, and 14.8 years as of June 30, 2021. The combined weighted-average remaining life of the Notes was 15.1 years as of June 30, 2021.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $37.7 billion and $54.6 billion as of December 31, 2020 and June 30, 2021, which is based on quoted prices for our debt as of those dates.
We have a $740 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until October 2022, bears interest at the London interbank offered rate (“LIBOR”) plus 1.40%, and has a commitment fee of 0.50% on the undrawn portion. There were $338 million and $503 million of borrowings outstanding under the Credit Facility as of December 31, 2020 and June 30, 2021, which had a weighted-average interest rate of 3.0% and 2.9%, respectively. As of December 31, 2020 and June 30, 2021, we have pledged $398 million and $580 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2020 and June 30, 2021.
Other long-term debt, including the current portion, had a weighted-average interest rate of 2.9% as of December 31, 2020 and June 30, 2021. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2020 and June 30, 2021.
We have a commercial paper program (the “Commercial Paper Program”) under which we may from time to time issue unsecured commercial paper up to a total of $10.0 billion at any time, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were $725 million of borrowings outstanding under the Commercial Paper Program as of December 31, 2020 and June 30, 2021, which were included in “Accrued expenses and other” on our consolidated balance sheets and had a weighted-average effective interest rate, including issuance costs, of 0.11% and 0.08%, respectively. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We also have a $7.0 billion unsecured revolving credit facility with a syndicate of lenders with a term that extends to June 2023 (the “Credit Agreement”). It may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2020 and June 30, 2021.

We also utilize other short-term credit facilities for working capital purposes. These amounts are included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $5.8 billion of unused letters of credit as of June 30, 2021.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock during the six months ended June 30, 2020 or 2021.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 518 million and 522 million as of December 31, 2020 and June 30, 2021. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Cost of sales	$76	$145	$118	$235
Fulfillment	417	566	677	908
Technology and content	1,421	1,887	2,382	3,115
Marketing	456	691	787	1,147
General and administrative	231	302	394	492
Total stock-based compensation expense	$2,601	$3,591	$4,358	$5,897
The following table summarizes our restricted stock unit activity for the six months ended June 30, 2021 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2020	15.2	$2,004
Units granted	4.4	3,298
Units vested	(2.9)	1,623
Units forfeited	(1.0)	2,115
Outstanding as of June 30, 2021	15.7	2,430
Scheduled vesting for outstanding restricted stock units as of June 30, 2021, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Scheduled vesting — restricted stock units	2.6	5.6	5.1	1.8	0.4	0.2	15.7
As of June 30, 2021, there was $18.3 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.2 years. The estimated forfeiture rate as of December 31, 2020 and June 30, 2021 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Total beginning stockholders’ equity	$65,272	$103,320	$62,060	$93,404

Beginning and ending common stock	5	5	5	5

Beginning and ending treasury stock	(1,837)	(1,837)	(1,837)	(1,837)

Beginning additional paid-in capital	35,412	45,160	33,658	42,865
Stock-based compensation and issuance of employee benefit plan stock	2,605	3,564	4,359	5,859
Ending additional paid-in capital	38,017	48,724	38,017	48,724

Beginning accumulated other comprehensive income (loss)	(2,063)	(666)	(986)	(180)
Other comprehensive income (loss)	608	141	(469)	(345)
Ending accumulated other comprehensive income (loss)	(1,455)	(525)	(1,455)	(525)

Beginning retained earnings	33,755	60,658	31,220	52,551
Net income	5,243	7,778	7,778	15,885
Ending retained earnings	38,998	68,436	38,998	68,436

Total ending stockholders’ equity	$73,728	$114,803	$73,728	$114,803
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
Our income tax provisions for the six months ended June 30, 2020 and 2021 were $1.7 billion and $3.0 billion, which included $831 million and $1.4 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation and, in 2021, audit-related developments.
Cash paid for income taxes, net of refunds was $486 million and $1.8 billion in Q2 2020 and Q2 2021, and $791 million and $2.6 billion for the six months ended June 30, 2020 and 2021.

As of December 31, 2020 and June 30, 2021, tax contingencies were approximately $2.8 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. The timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
We are under examination, or may be subject to examination, by the Internal Revenue Service for the calendar year 2013 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods.
In October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. Based on that decision, the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, for the period May 2006 through June 2014, and ordered Luxembourg tax authorities to calculate the actual amount of additional taxes subject to recovery. Luxembourg computed an initial recovery amount, consistent with the European Commission’s decision, which we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals. In December 2017, Luxembourg appealed the European Commission’s decision. In May 2018, we appealed. On May 12, 2021, the European Union General Court annulled the European Commission’s state aid decision. In July 2021, the European Commission appealed the decision to the European Court of Justice. We will continue to defend ourselves vigorously in this matter. We are also subject to taxation in various states and other foreign jurisdictions including China, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2009 and thereafter.
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

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
North America
Net sales	$55,436	$67,550	$101,563	$131,916
Operating expenses	53,295	64,403	98,111	125,319
Operating income	$2,141	$3,147	$3,452	$6,597

International
Net sales	$22,668	$30,721	$41,774	$61,370
Operating expenses	22,323	30,359	41,826	59,756
Operating income (loss)	$345	$362	$(52)	$1,614

AWS
Net sales	$10,808	$14,809	$21,027	$28,312
Operating expenses	7,451	10,616	14,595	19,956
Operating income	$3,357	$4,193	$6,432	$8,356

Consolidated
Net sales	$88,912	$113,080	$164,364	$221,598
Operating expenses	83,069	105,378	154,532	205,031
Operating income	5,843	7,702	9,832	16,567
Total non-operating income (expense)	378	932	(228)	2,335
Provision for income taxes	(984)	(868)	(1,729)	(3,024)
Equity-method investment activity, net of tax	6	12	(97)	7
Net income	$5,243	$7,778	$7,778	$15,885
Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net Sales:
Online stores (1)	$45,896	$53,157	$82,549	$106,058
Physical stores (2)	3,774	4,198	8,414	8,118
Third-party seller services (3)	18,195	25,085	32,676	48,794
Subscription services (4)	6,018	7,917	11,574	15,497
AWS	10,808	14,809	21,027	28,312
Other (5)	4,221	7,914	8,124	14,819
Consolidated	$88,912	$113,080	$164,364	$221,598
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2021, we would have recorded an additional cost of sales of approximately $275 million.
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

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2021	2020	2021	2020	2021
Cash provided by (used in):
Operating activities	$20,606	$12,715	$23,669	$16,928	$51,220	$59,322
Investing activities	(17,804)	(22,080)	(26,698)	(30,746)	(35,308)	(63,659)
Financing activities	7,408	15,643	4,817	12,167	(714)	6,246
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $84.4 billion and $89.9 billion as of December 31, 2020 and June 30, 2021. Amounts held in foreign currencies were $23.5 billion and $18.5 billion as of December 31, 2020 and June 30, 2021, and were primarily British Pounds, Japanese Yen, Canadian Dollars, and Euros.
Cash provided by (used in) operating activities was $20.6 billion and $12.7 billion for Q2 2020 and Q2 2021, and $23.7 billion and $16.9 billion for the six months ended June 30, 2020 and 2021. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended June 30, 2021, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(17.8) billion and $(22.1) billion for Q2 2020 and Q2 2021, and $(26.7) billion and $(30.7) billion for the six months ended June 30, 2020 and 2021, with the variability caused primarily by our decision to purchase or lease property and equipment and purchases, sales, and maturities of marketable securities. Cash capital expenditures were $6.6 billion and $13.0 billion during Q2 2020 and Q2 2021, and $12.0 billion and $24.2 billion for the six months ended June 30, 2020 and 2021, which primarily reflect investments in additional capacity to support our fulfillment operations and in support of continued business growth in technology infrastructure (the majority of which is to support AWS), which investments we expect to continue over time. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $118 million and $320 million during Q2 2020 and Q2 2021, and $210 million and $950 million for the six months ended June 30, 2020 and 2021.
Cash provided by (used in) financing activities was $7.4 billion and $15.6 billion for Q2 2020 and Q2 2021, and $4.8 billion and $12.2 billion for the six months ended June 30, 2020 and 2021. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $12.4 billion and $19.7 billion for Q2 2020 and Q2 2021, and $13.0 billion and $21.7 billion for the six months ended June 30, 2020 and 2021. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $4.9 billion and $4.0 billion in Q2 2020 and Q2 2021, and $8.2 billion and $9.6 billion for the six months ended June 30, 2020 and 2021. Property and equipment acquired under finance leases was $3.2 billion and $1.6 billion during Q2 2020 and Q2 2021, and $5.3 billion and $3.7 billion for the six months ended June 30, 2020 and 2021, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS.
We had no borrowings outstanding under the Credit Agreement, $725 million of borrowings outstanding under the Commercial Paper Program, and $503 million of borrowings outstanding under our Credit Facility as of June 30, 2021. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. Cash taxes paid (net of refunds) were $486 million and $1.8 billion for Q2 2020 and Q2 2021, and $791 million and $2.6 billion for the six months ended June 30, 2020 and 2021. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg tax authorities computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
As of December 31, 2020 and June 30, 2021, restricted cash, cash equivalents, and marketable securities were $257 million and $290 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $39.8 billion as of June 30, 2021. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
We believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, as well as our borrowing arrangements, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain finance and operating lease arrangements, enter into financing obligations, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our debt for strategic reasons or to further strengthen our financial position. We expect to fund the acquisition of MGM Holdings Inc. with cash on hand.
The COVID-19 pandemic and resulting global disruptions have caused significant market volatility. We have utilized a range of financing methods to fund our global operations and capital expenditures and expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
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
Effects of COVID-19
As reflected in the discussion below, the impact of the COVID-19 pandemic and actions taken in response to it had varying effects on our Q2 2021 results of operations, although some effects, including customer demand, are mitigating or becoming more difficult to isolate or quantify. Moreover, it is not possible to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations; however, we expect our net sales growth rate to decelerate in Q3 2021 compared to the increases we experienced in 2020 and the first quarter of 2021. In addition, we incurred approximately $1.5 billion in COVID-19 related costs in Q2 2021, primarily due to the impact of lower productivity and costs to maintain safe workplaces. We expect COVID-19 related costs, as well as the effects of the pandemic on fulfillment network capacity and supply chain constraints, to continue into all or portions of Q3 2021. We will continue to prioritize employee and customer safety and comply with evolving federal, state, and local standards as well as to implement standards or processes that we determine to be in the best interests of our employees, customers, and communities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net Sales:
North America	$55,436	$67,550	$101,563	$131,916
International	22,668	30,721	41,774	61,370
AWS	10,808	14,809	21,027	28,312
Consolidated	$88,912	$113,080	$164,364	$221,598
Year-over-year Percentage Growth:
North America	43%	22%	36%	30%
International	38	36	28	47
AWS	29	37	31	35
Consolidated	40	27	34	35
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	44%	21%	37%	29%
International	41	26	31	37
AWS	29	37	31	35
Consolidated	41	24	34	32
Net sales mix:
North America	62%	60%	62%	59%
International	26	27	25	28
AWS	12	13	13	13
Consolidated	100%	100%	100%	100%
Sales increased 27% in Q2 2021 and 35% for the six months ended June 30, 2021 compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $2.5 billion for Q2 2021 and by $4.5 billion for the six months ended June 30, 2021. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.

North America sales increased 22% in Q2 2021 and 30% for the six months ended June 30, 2021 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, partially offset by fulfillment network capacity and supply chain constraints. We expect our North America sales growth rate to decelerate in Q3 2021 compared to the increases we experienced in 2020 and the first quarter of 2021.
International sales increased 36% in Q2 2021 and 47% for the six months ended June 30, 2021 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, partially offset by fulfillment network capacity and supply chain constraints. We expect our International sales growth rate to decelerate in Q3 2021 compared to the increases we experienced in 2020 and the first quarter of 2021. Changes in foreign currency exchange rates impacted International net sales by $2.1 billion for Q2 2021, and by $4.0 billion for the six months ended June 30, 2021.
AWS sales increased 37% in Q2 2021 and 35% for the six months ended June 30, 2021 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Operating Income (Loss):
North America	$2,141	$3,147	$3,452	$6,597
International	345	362	(52)	1,614
AWS	3,357	4,193	6,432	8,356
Consolidated	$5,843	$7,702	$9,832	$16,567
Operating income increased from $5.8 billion in Q2 2020 to $7.7 billion in Q2 2021, and increased from $9.8 billion for the six months ended June 30, 2020, to $16.6 billion for the six months ended June 30, 2021. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in Q2 2021 and for the six months ended June 30, 2021, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales and lower COVID-19 related costs, partially offset by increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, and growth in certain operating expenses. We expect the impact of COVID-19 related costs in our North America segment to continue to decrease, compared to the comparable prior year periods, through at least Q3 2021. Changes in foreign exchange rates impacted operating income by $34 million for Q2 2021, and by $42 million for the six months ended June 30, 2021.
The increase in International operating income in absolute dollars in Q2 2021 and for the six months ended June 30, 2021, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales and lower COVID-19 related costs, partially offset by increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, and growth in certain operating expenses. We expect the impact of COVID-19 related costs in our International segment to continue to decrease, compared to the comparable prior year periods, through at least Q3 2021. Changes in foreign exchange rates impacted operating income by $199 million for Q2 2021, and by $469 million for the six months ended June 30, 2021.
The increase in AWS operating income in absolute dollars in Q2 2021 and for the six months ended June 30, 2021, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by increased spending on technology infrastructure, payroll and related expenses, and software licensing expenses, all of which were primarily driven by additional investments to support the business growth, and reduced prices for our customers. Changes in foreign exchange rates impacted operating income by $(226) million for Q2 2021, and by $(397) million for the six months ended June 30, 2021.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Operating expenses:
Cost of sales	$52,660	$64,176	$96,917	$126,579
Fulfillment	13,806	17,638	25,337	34,168
Technology and content	10,388	13,871	19,713	26,359
Marketing	4,345	7,524	9,173	13,731
General and administrative	1,580	2,158	3,032	4,145
Other operating expense (income), net	290	11	360	49
Total operating expenses	$83,069	$105,378	$154,532	$205,031
Year-over-year Percentage Growth:
Cost of sales	45%	22%	38%	31%
Fulfillment	49	28	42	35
Technology and content	15	34	16	34
Marketing	1	73	15	50
General and administrative	24	37	24	37
Other operating expense (income), net	237	(96)	343	(86)
Percent of Net Sales:
Cost of sales	59.2%	56.8%	59.0%	57.1%
Fulfillment	15.5	15.6	15.4	15.4
Technology and content	11.7	12.3	12.0	11.9
Marketing	4.9	6.7	5.6	6.2
General and administrative	1.8	1.9	1.8	1.9
Other operating expense (income), net	0.3	—	0.2	—
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in Q2 2021 and for the six months ended June 30, 2021, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by lower COVID-19 related costs. We expect the impact of COVID-19 related costs to continue to decrease, compared to the comparable prior year periods, through at least Q3 2021.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $13.7 billion and $17.7 billion in Q2 2020 and Q2 2021, and $24.6 billion and $34.9 billion for the six months ended June 30, 2020 and 2021. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q2 2021 and for the six months ended June 30, 2021, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels and costs from expanding our fulfillment network, partially offset by lower COVID-19 related costs in Q2 2021. We expect the impact of COVID-19 related costs to continue to decrease, compared to the comparable prior year periods, through at least Q3 2021.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q2 2021 and for the six months ended June 30, 2021, compared to the comparable prior year periods, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on technology infrastructure. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2020 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
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
The increase in marketing costs in absolute dollars in Q2 2021 and for the six months ended June 30, 2021, compared to the comparable prior year periods, is primarily due to higher spending on marketing channels and increased payroll and related expenses for personnel engaged in marketing and selling activities.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q2 2021 and for the six months ended June 30, 2021, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses and professional service fees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $290 million and $11 million for Q2 2020 and Q2 2021, and $360 million and $49 million for the six months ended June 30, 2020 and 2021, and was primarily related to a lease impairment in Q2 2020 and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $135 million and $106 million during Q2 2020 and Q2 2021, and $337 million and $211 million for the six months ended June 30, 2020 and 2021. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $403 million and $435 million during Q2 2020 and Q2 2021, and $805 million and $834 million for the six months ended June 30, 2020 and 2021, and was primarily related to debt and finance leases.
Other Income (Expense), Net
Other income (expense), net was $646 million and $1.3 billion during Q2 2020 and Q2 2021 and $240 million and $3.0 billion for the six months ended June 30, 2020 and 2021. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency.
Income Taxes
Our income tax provisions for the six months ended June 30, 2020 and 2021 were $1.7 billion and $3.0 billion, which included $831 million and $1.4 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation and, in 2021, audit-related developments. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2020 and 2021 (in millions):

	Twelve Months Ended June 30,
	2020	2021
Net cash provided by (used in) operating activities	$51,220	$59,322
Purchases of property and equipment, net of proceeds from sales and incentives	(19,368)	(47,176)
Free cash flow	$31,852	$12,146

Net cash provided by (used in) investing activities	$(35,308)	$(63,659)
Net cash provided by (used in) financing activities	$(714)	$6,246

Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2020 and 2021 (in millions):

	Twelve Months Ended June 30,
	2020	2021
Net cash provided by (used in) operating activities	$51,220	$59,322
Purchases of property and equipment, net of proceeds from sales and incentives	(19,368)	(47,176)
Free cash flow	31,852	12,146
Principal repayments of finance leases	(10,504)	(11,435)
Principal repayments of financing obligations	(56)	(116)
Free cash flow less principal repayments of finance leases and financing obligations	$21,292	595

Net cash provided by (used in) investing activities	$(35,308)	$(63,659)
Net cash provided by (used in) financing activities	$(714)	$6,246
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2020 and 2021 (in millions):

	Twelve Months Ended June 30,
	2020	2021
Net cash provided by (used in) operating activities	$51,220	$59,322
Purchases of property and equipment, net of proceeds from sales and incentives	(19,368)	(47,176)
Free cash flow	31,852	12,146
Equipment acquired under finance leases (1)	(11,952)	(7,295)
Principal repayments of all other finance leases (2)	(415)	(550)
Principal repayments of financing obligations	(56)	(116)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$19,429	$4,185

Net cash provided by (used in) investing activities	$(35,308)	$(63,659)
Net cash provided by (used in) financing activities	$(714)	$6,246
___________________
(1)For the twelve months ended June 30, 2020 and 2021, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $13,110 million and $9,976 million.
(2)For the twelve months ended June 30, 2020 and 2021, this amount relates to property included in “Principal repayments of finance leases” of $10,504 million and $11,435 million.
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

	Three Months Ended June 30,						Six Months Ended June 30,
	2020			2021			2020			2021
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$88,912	$582	$89,494	$113,080	$(2,471)	$110,609	$164,364	$969	$165,333	$221,598	$(4,544)	$217,054
Operating expenses	83,069	693	83,762	105,378	(2,464)	102,914	154,532	1,144	155,676	205,031	(4,430)	200,601
Operating income	5,843	(111)	5,732	7,702	(7)	7,695	9,832	(175)	9,657	16,567	(114)	16,453
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on July 29, 2021, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 29, 2021, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.” This guidance reflects our estimates as of July 29, 2021 regarding the impact of the COVID-19 pandemic on our operations, including those discussed above, and is highly dependent on numerous factors that we may not be able to predict or control, including: the duration and scope of the pandemic, including any recurrence; actions taken by governments, businesses, and individuals in response to the pandemic; the impact of the pandemic on global and regional economies and economic activity, workforce staffing and productivity, and our significant and continuing spending on employee safety measures; our ability to continue operations in affected areas; and consumer demand and spending patterns, as well as the effects on suppliers, creditors, and third-party sellers, all of which are uncertain. This guidance also assumes the impacts on consumer demand and spending patterns, including impacts due to concerns over the current economic outlook, will be in line with those experienced during the third quarter of 2021 to date, and the additional assumptions set forth below. However, it is not possible to determine the ultimate impact on our operations for the third quarter of 2021, or whether other currently unanticipated direct or indirect consequences of the pandemic are reasonably likely to materially affect our operations.
Third Quarter 2021 Guidance
•Net sales are expected to be between $106.0 billion and $112.0 billion, or to grow between 10% and 16% compared with third quarter 2020. This guidance anticipates a favorable impact of approximately 70 basis points from foreign exchange rates.
•Operating income is expected to be between $2.5 billion and $6.0 billion, compared with $6.2 billion in third quarter 2020. This guidance assumes approximately $1.0 billion of costs related to COVID-19.
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
Foreign Exchange Risk
During Q2 2021, net sales from our International segment accounted for 27% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q2 2021 increased by $2.1 billion in comparison with Q2 2020.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2021, of $18.5 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $925 million, $1.8 billion, and $3.7 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of June 30, 2021, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $240 million, $480 million, and $965 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of June 30, 2021, our recorded value in equity and equity warrant investments in public and private companies was $9.8 billion. Our equity and equity warrant investments in publicly traded companies represent $4.7 billion of our investments as of June 30, 2021, and are recorded at fair value, which is subject to market price volatility. We carry our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic climate provides additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
The Loss of Key Senior Management Personnel or the Failure to Hire and Retain Highly Skilled and Other Key Personnel Could Negatively Affect Our Business
We depend on our senior management and other key personnel, including our President and CEO. We do not have “key person” life insurance policies. We also rely on other highly skilled personnel. Competition for qualified personnel in the technology industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff, as well as senior management. The loss of any of our executive officers or other key employees, the failure to successfully transition key roles, or the inability to hire, train, retain, and manage qualified personnel, could harm our business.
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

4.1
Officers’ Certificate of Amazon.com, Inc., dated as of May 12, 2021, containing Form of 0.250% Note due 2023, Form of 0.450% Note due 2024, Form of 1.000% Note due 2026, Form of 1.650% Note due 2028, Form of 2.100% Note due 2031, Form of 2.875% Note due 2041, Form of 3.100% Note due 2051, and Form of 3.250% Note due 2061 (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 12, 2021).

31.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: July 29, 2021