Form 10-Q
period 2021-09-30
AMAZON COM INC
filed 2021-10-29
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
507,147,620 shares of common stock, par value $0.01 per share, outstanding as of October 20, 2021

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2021	2020	2021	2020	2021
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$37,842	$40,667	$36,410	$42,377	$23,554	$30,202
OPERATING ACTIVITIES:
Net income	6,331	3,156	14,109	19,041	17,377	26,263
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	6,523	8,948	17,633	24,494	23,803	32,112
Stock-based compensation	2,288	3,180	6,646	9,077	8,486	11,639
Other operating expense (income), net	67	24	416	72	466	(415)
Other expense (income), net	(1,051)	340	(1,255)	(2,374)	(1,749)	(3,701)
Deferred income taxes	295	909	1,082	3,313	1,267	1,677
Changes in operating assets and liabilities:
Inventories	(3,899)	(7,059)	(3,178)	(7,572)	(4,694)	(7,242)
Accounts receivable, net and other	(2,016)	(4,890)	(3,608)	(11,607)	(7,515)	(16,168)
Accounts payable	3,658	3,832	4,231	(4,387)	14,914	8,863
Accrued expenses and other	(310)	(1,465)	(1,375)	(7,210)	1,520	(84)
Unearned revenue	78	338	932	1,394	1,417	1,727
Net cash provided by (used in) operating activities	11,964	7,313	35,633	24,241	55,292	54,671
INVESTING ACTIVITIES:
Purchases of property and equipment	(11,063)	(15,748)	(25,317)	(42,118)	(30,629)	(56,941)
Proceeds from property and equipment sales and incentives	1,255	997	3,467	3,192	4,838	4,822
Acquisitions, net of cash acquired, and other	(1,735)	(654)	(1,945)	(1,604)	(2,722)	(1,985)
Sales and maturities of marketable securities	13,135	15,808	32,899	46,847	40,525	64,185
Purchases of marketable securities	(17,468)	(15,231)	(51,678)	(51,891)	(58,122)	(72,692)
Net cash provided by (used in) investing activities	(15,876)	(14,828)	(42,574)	(45,574)	(46,110)	(62,611)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	1,311	2,187	4,361	5,289	5,042	7,724
Repayments of short-term debt, and other	(1,349)	(1,917)	(3,886)	(5,094)	(4,701)	(7,385)
Proceeds from long-term debt	—	176	9,994	18,803	10,412	19,334
Repayments of long-term debt	(1,198)	(509)	(1,439)	(589)	(2,490)	(703)
Principal repayments of finance leases	(2,857)	(2,693)	(8,274)	(8,903)	(11,054)	(11,271)
Principal repayments of financing obligations	(12)	(20)	(44)	(115)	(68)	(124)
Net cash provided by (used in) financing activities	(4,105)	(2,776)	712	9,391	(2,859)	7,575
Foreign currency effect on cash, cash equivalents, and restricted cash	377	(199)	21	(258)	325	340
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,640)	(10,490)	(6,208)	(12,200)	6,648	(25)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$30,202	$30,177	$30,202	$30,177	$30,202	$30,177
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net product sales	$52,774	$54,876	$144,859	$170,371
Net service sales	43,371	55,936	115,650	162,039
Total net sales	96,145	110,812	260,509	332,410
Operating expenses:
Cost of sales	57,106	62,930	154,023	189,509
Fulfillment	14,705	18,498	40,043	52,666
Technology and content	10,976	14,380	30,691	40,739
Marketing	5,434	8,010	14,605	21,741
General and administrative	1,668	2,153	4,700	6,298
Other operating expense (income), net	62	(11)	421	38
Total operating expenses	89,951	105,960	244,483	310,991
Operating income	6,194	4,852	16,026	21,419
Interest income	118	119	455	330
Interest expense	(428)	(493)	(1,233)	(1,327)
Other income (expense), net	925	(163)	1,165	2,795
Total non-operating income (expense)	615	(537)	387	1,798
Income before income taxes	6,809	4,315	16,413	23,217
Provision for income taxes	(569)	(1,155)	(2,298)	(4,179)
Equity-method investment activity, net of tax	91	(4)	(6)	3
Net income	$6,331	$3,156	$14,109	$19,041
Basic earnings per share	$12.63	$6.23	$28.24	$37.69
Diluted earnings per share	$12.37	$6.12	$27.72	$37.02
Weighted-average shares used in computation of earnings per share:
Basic	501	507	500	505
Diluted	512	515	509	514
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net income	$6,331	$3,156	$14,109	$19,041
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(15), $39, $(2) and $35	408	(537)	(260)	(752)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $(10), $3, $(73) and $31	35	(5)	239	(109)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $5, $5, $7 and $13	(17)	(8)	(22)	(34)
Net unrealized gains (losses) on available-for-sale debt securities	18	(13)	217	(143)
Total other comprehensive income (loss)	426	(550)	(43)	(895)
Comprehensive income	$6,757	$2,606	$14,066	$18,146
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2020	September 30, 2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,122	$29,944
Marketable securities	42,274	49,044
Inventories	23,795	30,933
Accounts receivable, net and other	24,542	28,610
Total current assets	132,733	138,531
Property and equipment, net	113,114	147,152
Operating leases	37,553	52,151
Goodwill	15,017	15,345
Other assets	22,778	29,227
Total assets	$321,195	$382,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,539	$71,474
Accrued expenses and other	44,138	41,546
Unearned revenue	9,708	10,974
Total current liabilities	126,385	123,994
Long-term lease liabilities	52,573	63,848
Long-term debt	31,816	50,055
Other long-term liabilities	17,017	23,945
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 527 and 530
Outstanding shares — 503 and 507	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	42,865	51,879
Accumulated other comprehensive income (loss)	(180)	(1,075)
Retained earnings	52,551	71,592
Total stockholders’ equity	93,404	120,564
Total liabilities and stockholders’ equity	$321,195	$382,406
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
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2021	2020	2021	2020	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt	$285	$276	$715	$731	$869	$933
Cash paid for operating leases	1,159	1,812	3,275	5,029	4,215	6,230
Cash paid for interest on finance leases	155	121	484	407	650	535
Cash paid for interest on financing obligations	28	48	71	116	90	147
Cash paid for income taxes, net of refunds	502	750	1,293	3,354	1,481	3,774
Assets acquired under operating leases	6,115	10,447	11,870	19,561	14,346	23,908
Property and equipment acquired under finance leases	3,571	1,744	8,892	5,453	13,075	8,149
Property and equipment acquired under build-to-suit arrangements	366	1,721	1,228	3,702	1,480	4,742

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

The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Shares used in computation of basic earnings per share	501	507	500	505
Total dilutive effect of outstanding stock awards	11	8	9	9
Shares used in computation of diluted earnings per share	512	515	509	514
Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Marketable equity securities valuation gains (losses)	$200	$(129)	$404	$(48)
Equity warrant valuation gains (losses)	300	(50)	566	1,194
Upward adjustments relating to equity investments in private companies	320	155	320	1,661
Foreign currency gains (losses)	112	(107)	(97)	(28)
Other, net	(7)	(32)	(28)	16
Total other income (expense), net	925	(163)	1,165	2,795
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $2.3 billion and $2.4 billion as of December 31, 2020 and September 30, 2021.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2020 and September 30, 2021, customer receivables, net, were $14.8 billion and $17.7 billion, vendor receivables, net, were $4.8 billion and $4.0 billion, and seller receivables, net, were $381 million and $858 million. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $1.1 billion and $951 million as of December 31, 2020 and September 30, 2021.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2020 and September 30, 2021 were $6.8 billion and $10.1 billion. Total video and music expense was $2.8 billion and $3.3 billion in Q3 2020 and Q3 2021, and $8.0 billion and $9.4 billion for the nine months ended September 30, 2020 and 2021.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2020 was $11.6 billion, of which $8.4 billion was recognized as revenue during the nine months ended September 30, 2021. Included in “Other long-term liabilities” on our consolidated balance sheets was $1.9 billion and $2.0 billion of unearned revenue as of December 31, 2020 and September 30, 2021.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $66.3 billion as of September 30, 2021. The weighted-average remaining life of our long-term contracts is 3.7 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2020 and September 30, 2021, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2020 and September 30, 2021.
The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2020	September 30, 2021
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,063	$10,083	$—	—	$10,083
Level 1 securities:
Money market funds	27,430	18,000	—	—	18,000
Equity securities (1)	617				1,633
Level 2 securities:
Foreign government and agency securities	5,131	178	1	—	179
U.S. government and agency securities	7,439	5,385	15	(7)	5,393
Corporate debt securities	29,988	36,775	152	(17)	36,910
Asset-backed securities	3,235	5,936	17	(5)	5,948
Other fixed income securities	710	714	4	(1)	717
Equity securities (1)	40				361
	$84,653	$77,071	$189	$(30)	$79,224
Less: Restricted cash, cash equivalents, and marketable securities (2)	(257)				(236)
Total cash, cash equivalents, and marketable securities	$84,396				$78,988
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $150 million and $(116) million in Q3 2020 and Q3 2021, and $351 million and $6 million for the nine months ended September 30, 2020 and 2021.
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

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of September 30, 2021 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$38,618	$38,628
Due after one year through five years	22,603	22,735
Due after five years through ten years	1,809	1,814
Due after ten years	3,958	3,970
Total	$66,988	$67,147
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2020 and September 30, 2021, these warrants had a fair value of $3.0 billion and $3.4 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are primarily classified as Level 2 assets.
As of December 31, 2020 and September 30, 2021, equity investments not accounted for under the equity-method and without readily determinable fair values, including preferred stock of Rivian Automotive, Inc. representing an approximately 20% ownership interest, had a carrying value of $2.7 billion and $3.8 billion, and are recorded within “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2020	September 30, 2021
Cash and cash equivalents	$42,122	$29,944
Restricted cash included in accounts receivable, net and other	233	218
Restricted cash included in other assets	22	15
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$42,377	$30,177
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment, delivery, office, physical store, data center, and sortation facilities as well as server and networking equipment, vehicles, and aircraft. Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $68.1 billion and $71.3 billion as of December 31, 2020 and September 30, 2021. Accumulated amortization associated with finance leases was $36.5 billion and $41.7 billion as of December 31, 2020 and September 30, 2021.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Operating lease cost	$1,334	$1,911	$3,551	$5,129
Finance lease cost:
Amortization of lease assets	2,200	2,497	6,123	7,442
Interest on lease liabilities	154	114	474	365
Finance lease cost	2,354	2,611	6,597	7,807
Variable lease cost	308	372	866	1,135
Total lease cost	$3,996	$4,894	$11,014	$14,071

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2020	September 30, 2021
Weighted-average remaining lease term – operating leases	10.7 years	11.3 years
Weighted-average remaining lease term – finance leases	6.2 years	7.4 years
Weighted-average discount rate – operating leases	2.5%	2.3%
Weighted-average discount rate – finance leases	2.1%	2.1%
Our lease liabilities were as follows (in millions):

	December 31, 2020
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$44,833	$30,437	$75,270
Less: imputed interest	(5,734)	(2,003)	(7,737)
Present value of lease liabilities	39,099	28,434	67,533
Less: current portion of lease liabilities	(4,586)	(10,374)	(14,960)
Total long-term lease liabilities	$34,513	$18,060	$52,573

	September 30, 2021
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$61,591	$26,618	$88,209
Less: imputed interest	(7,637)	(2,099)	(9,736)
Present value of lease liabilities	53,954	24,519	78,473
Less: current portion of lease liabilities	(5,913)	(8,712)	(14,625)
Total long-term lease liabilities	$48,041	$15,807	$63,848

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of September 30, 2021 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt principal and interest	$1,418	$2,872	$4,636	$7,014	$3,400	$56,612	$75,952
Operating lease liabilities	1,761	7,026	6,608	6,074	5,576	34,546	61,591
Finance lease liabilities, including interest	2,087	8,331	4,620	2,105	1,202	8,273	26,618
Financing obligations, including interest (1)	98	393	399	397	387	6,427	8,101
Leases not yet commenced	266	1,448	1,878	2,094	2,096	23,973	31,755
Unconditional purchase obligations (2)	423	5,819	5,525	5,009	4,188	13,626	34,590
Other commitments (3)(4)	1,785	3,235	1,524	1,164	957	11,629	20,294
Total commitments	$7,838	$29,124	$25,190	$23,857	$17,806	$155,086	$258,901
___________________
(1)Includes non-cancellable financing obligations for fulfillment, sortation, and data center facilities. Excluding interest, current financing obligations of $111 million and $185 million are recorded within “Accrued expenses and other” and $3.4 billion and $5.8 billion are recorded within “Other long-term liabilities” as of December 31, 2020 and September 30, 2021. The weighted-average remaining term of the financing obligations was 19.0 and 19.1 years and the weighted-average imputed interest rate was 3.8% and 3.4% as of December 31, 2020 and September 30, 2021.
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
(4)Excludes approximately $2.9 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
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

Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2020 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended June 30, 2021, as supplemented by the following:
Following an investigation that included an initial Statement of Objections, in September 2021 the Italian Competition Authority issued a subsequent Statement of Objections against Amazon Services Europe S.à r.l., Amazon Europe Core S.à r.l., Amazon EU S.à r.l., Amazon Italia Services S.r.l., and Amazon Italia Logistica S.r.l. alleging that certain of our marketplace and logistics practices in Italy infringe EU competition rules. The subsequent Statement of Objections seeks to impose unspecified fines and remedial actions that could materially impact our operations in Italy. We disagree with the allegations and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of September 30, 2021, we had $50.7 billion of unsecured senior notes outstanding (the “Notes”). We issued $18.5 billion of Notes in May 2021, of which $1.0 billion was issued for green or social projects, such as projects related to clean transportation, renewable energy, sustainable buildings, affordable housing, or socioeconomic advancement and empowerment, and the remainder for general corporate purposes. We also had other long-term debt and borrowings under our credit facility of $924 million and $626 million as of December 31, 2020 and September 30, 2021. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2020	September 30, 2021
2012 Notes issuance of $3.0 billion	2022	2.50%	2.66%	1,250	1,250
2014 Notes issuance of $6.0 billion	2021 - 2044	3.30% - 4.95%	3.43% - 5.11%	5,000	5,000
2017 Notes issuance of $17.0 billion	2023 - 2057	2.40% - 5.20%	2.56% - 4.33%	16,000	16,000
2020 Notes issuance of $10.0 billion	2023 - 2060	0.40% - 2.70%	0.56% - 2.77%	10,000	10,000
2021 Notes issuance of $18.5 billion	2023 - 2061	0.25% - 3.25%	0.35% - 3.31%	—	18,500
Credit Facility				338	626
Other long-term debt				586	—
Total face value of long-term debt				33,174	51,376
Unamortized discount and issuance costs, net				(203)	(321)
Less current portion of long-term debt				(1,155)	(1,000)
Long-term debt				$31,816	$50,055
___________________
(1) The weighted-average remaining lives of the 2012, 2014, 2017, 2020, and 2021 Notes were 1.2, 11.1, 15.5, 18.0, and 14.6 years as of September 30, 2021. The combined weighted-average remaining life of the Notes was 14.8 years as of September 30, 2021.

Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $37.7 billion and $54.3 billion as of December 31, 2020 and September 30, 2021, which is based on quoted prices for our debt as of those dates.
We have a $740 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until October 2022, bears interest at the London interbank offered rate (“LIBOR”) plus 1.40%, and has a commitment fee of 0.50% on the undrawn portion. There were $338 million and $626 million of borrowings outstanding under the Credit Facility as of December 31, 2020 and September 30, 2021, which had a weighted-average interest rate of 3.0% and 2.8%, respectively. As of December 31, 2020 and September 30, 2021, we have pledged $398 million and $719 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2020 and September 30, 2021.
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $10.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were $725 million of borrowings outstanding under the Commercial Paper Programs as of December 31, 2020 and September 30, 2021, which were included in “Accrued expenses and other” on our consolidated balance sheets and had a weighted-average effective interest rate, including issuance costs, of 0.11% and 0.07%, respectively. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We also have a $7.0 billion unsecured revolving credit facility with a syndicate of lenders with a term that extends to June 2023 (the “Credit Agreement”). It may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the amended and restated Credit Agreement is LIBOR plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2020 and September 30, 2021.
We also utilize other short-term credit facilities for working capital purposes. These amounts are included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $6.9 billion of unused letters of credit as of September 30, 2021.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock during the nine months ended September 30, 2020 or 2021.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 518 million and 523 million as of December 31, 2020 and September 30, 2021. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Cost of sales	$75	$126	$193	$361
Fulfillment	316	473	993	1,381
Technology and content	1,267	1,627	3,649	4,742
Marketing	446	657	1,233	1,804
General and administrative	184	297	578	789
Total stock-based compensation expense	$2,288	$3,180	$6,646	$9,077

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2021 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2020	15.2	$2,004
Units granted	5.7	3,334
Units vested	(3.7)	1,624
Units forfeited	(1.6)	2,232
Outstanding as of September 30, 2021	15.6	2,552
Scheduled vesting for outstanding restricted stock units as of September 30, 2021, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Scheduled vesting — restricted stock units	1.8	5.5	5.2	2.1	0.7	0.3	15.6
As of September 30, 2021, there was $18.2 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2020 and September 30, 2021 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Total beginning stockholders’ equity	$73,728	$114,803	$62,060	$93,404

Beginning and ending common stock	5	5	5	5

Beginning and ending treasury stock	(1,837)	(1,837)	(1,837)	(1,837)

Beginning additional paid-in capital	38,017	48,724	33,658	42,865
Stock-based compensation and issuance of employee benefit plan stock	2,290	3,155	6,649	9,014
Ending additional paid-in capital	40,307	51,879	40,307	51,879

Beginning accumulated other comprehensive income (loss)	(1,455)	(525)	(986)	(180)
Other comprehensive income (loss)	426	(550)	(43)	(895)
Ending accumulated other comprehensive income (loss)	(1,029)	(1,075)	(1,029)	(1,075)

Beginning retained earnings	38,998	68,436	31,220	52,551
Net income	6,331	3,156	14,109	19,041
Ending retained earnings	45,329	71,592	45,329	71,592

Total ending stockholders’ equity	$82,775	$120,564	$82,775	$120,564
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
Our income tax provisions for the nine months ended September 30, 2020 and 2021 were $2.3 billion and $4.2 billion, which included $1.5 billion and $1.7 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation and audit-related developments.
Cash paid for income taxes, net of refunds was $502 million and $750 million in Q3 2020 and Q3 2021, and $1.3 billion and $3.4 billion for the nine months ended September 30, 2020 and 2021.
As of December 31, 2020 and September 30, 2021, tax contingencies were approximately $2.8 billion and $2.9 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. The timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
North America
Net sales	$59,373	$65,557	$160,936	$197,473
Operating expenses	57,121	64,677	155,232	189,996
Operating income	$2,252	$880	$5,704	$7,477

International
Net sales	$25,171	$29,145	$66,945	$90,515
Operating expenses	24,764	30,056	66,590	89,812
Operating income (loss)	$407	$(911)	$355	$703

AWS
Net sales	$11,601	$16,110	$32,628	$44,422
Operating expenses	8,066	11,227	22,661	31,183
Operating income	$3,535	$4,883	$9,967	$13,239

Consolidated
Net sales	$96,145	$110,812	$260,509	$332,410
Operating expenses	89,951	105,960	244,483	310,991
Operating income	6,194	4,852	16,026	21,419
Total non-operating income (expense)	615	(537)	387	1,798
Provision for income taxes	(569)	(1,155)	(2,298)	(4,179)
Equity-method investment activity, net of tax	91	(4)	(6)	3
Net income	$6,331	$3,156	$14,109	$19,041

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net Sales:
Online stores (1)	$48,350	$49,942	$130,899	$156,000
Physical stores (2)	3,788	4,269	12,201	12,387
Third-party seller services (3)	20,436	24,252	53,121	73,046
Subscription services (4)	6,572	8,148	18,146	23,645
AWS	11,601	16,110	32,628	44,422
Other (5)	5,398	8,091	13,514	22,910
Consolidated	$96,145	$110,812	$260,509	$332,410
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, labor market and global supply chain constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, variability in demand, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2021, we would have recorded an additional cost of sales of approximately $350 million.
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

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2021	2020	2021	2020	2021
Cash provided by (used in):
Operating activities	$11,964	$7,313	$35,633	$24,241	$55,292	$54,671
Investing activities	(15,876)	(14,828)	(42,574)	(45,574)	(46,110)	(62,611)
Financing activities	(4,105)	(2,776)	712	9,391	(2,859)	7,575
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $84.4 billion and $79.0 billion as of December 31, 2020 and September 30, 2021. Amounts held in foreign currencies were $23.5 billion and $14.3 billion as of December 31, 2020 and September 30, 2021, and were primarily British Pounds, Japanese Yen, Canadian Dollars, and Euros.
Cash provided by (used in) operating activities was $12.0 billion and $7.3 billion for Q3 2020 and Q3 2021, and $35.6 billion and $24.2 billion for the nine months ended September 30, 2020 and 2021. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The decrease in operating cash flow for the trailing twelve months ended September 30, 2021, compared to the comparable prior year period, was primarily due to changes in working capital, partially offset by the increase in net income, excluding non-cash expenses. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(15.9) billion and $(14.8) billion for Q3 2020 and Q3 2021, and $(42.6) billion and $(45.6) billion for the nine months ended September 30, 2020 and 2021, with the variability caused primarily by our decision to purchase or lease property and equipment and purchases, sales, and maturities of marketable securities. Cash capital expenditures were $9.8 billion and $14.8 billion during Q3 2020 and Q3 2021, and $21.9 billion and $38.9 billion for the nine months ended September 30, 2020 and 2021, which primarily reflect investments in additional capacity to support our fulfillment operations and in support of continued business growth in technology infrastructure (the majority of which is to support AWS), which investments we expect to continue over time. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $1.7 billion and $654 million during Q3 2020 and Q3 2021, and $1.9 billion and $1.6 billion for the nine months ended September 30, 2020 and 2021.
Cash provided by (used in) financing activities was $(4.1) billion and $(2.8) billion for Q3 2020 and Q3 2021, and $712 million and $9.4 billion for the nine months ended September 30, 2020 and 2021. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $1.3 billion and $2.4 billion for Q3 2020 and Q3 2021, and $14.4 billion and $24.1 billion for the nine months ended September 30, 2020 and 2021. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $5.4 billion and $5.1 billion in Q3 2020 and Q3 2021, and $13.6 billion and $14.7 billion for the nine months ended September 30, 2020 and 2021. Property and equipment acquired under finance leases was $3.6 billion and $1.7 billion during Q3 2020 and Q3 2021, and $8.9 billion and $5.5 billion for the nine months ended September 30, 2020 and 2021, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS.
We had no borrowings outstanding under the Credit Agreement, $725 million of borrowings outstanding under the Commercial Paper Programs, and $626 million of borrowings outstanding under our Credit Facility as of September 30, 2021. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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

Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. Cash taxes paid (net of refunds) were $502 million and $750 million for Q3 2020 and Q3 2021, and $1.3 billion and $3.4 billion for the nine months ended September 30, 2020 and 2021. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg tax authorities computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, which we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
As of December 31, 2020 and September 30, 2021, restricted cash, cash equivalents, and marketable securities were $257 million and $236 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $43.3 billion as of September 30, 2021. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
As reflected in the discussion below, ongoing direct and indirect impacts of the COVID-19 pandemic and actions taken in response to them had varying effects on our Q3 2021 results of operations, although some effects, including customer demand, are mitigating or becoming more difficult to isolate or quantify. Moreover, it is not possible to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic, and the extent to which these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. However, we expect our net sales growth rate to decelerate in Q4 2021 compared to the increases we experienced in 2020. In addition, these direct and indirect factors have made it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, including increased wage rates and incentives and fulfillment network inefficiencies resulting from constrained labor markets and global supply chain constraints. We expect these factors and their effects on our operations to continue into Q4 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net Sales:
North America	$59,373	$65,557	$160,936	$197,473
International	25,171	29,145	66,945	90,515
AWS	11,601	16,110	32,628	44,422
Consolidated	$96,145	$110,812	$260,509	$332,410
Year-over-year Percentage Growth:
North America	39%	10%	37%	23%
International	37	16	31	35
AWS	29	39	30	36
Consolidated	37	15	35	28
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	39%	10%	38%	22%
International	33	15	32	29
AWS	29	39	30	36
Consolidated	36	15	35	26
Net sales mix:
North America	62%	59%	62%	60%
International	26	26	26	27
AWS	12	15	12	13
Consolidated	100%	100%	100%	100%
Sales increased 15% in Q3 2021 and 28% for the nine months ended September 30, 2021 compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $513 million for Q3 2021 and by $5.1 billion for the nine months ended September 30, 2021. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.

North America sales increased 10% in Q3 2021 and 23% for the nine months ended September 30, 2021 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, and advertising sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, partially offset by fulfillment network inefficiencies and supply chain constraints. We expect our North America sales growth rate to decelerate in Q4 2021 compared to the increases we experienced in 2020.
International sales increased 16% in Q3 2021 and 35% for the nine months ended September 30, 2021 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, and advertising sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, partially offset by fulfillment network inefficiencies and supply chain constraints. We expect our International sales growth rate to decelerate in Q4 2021 compared to the increases we experienced in 2020. Changes in foreign currency exchange rates impacted International net sales by $323 million for Q3 2021, and by $4.3 billion for the nine months ended September 30, 2021.
AWS sales increased 39% in Q3 2021 and 36% for the nine months ended September 30, 2021 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Operating Income (Loss):
North America	$2,252	$880	$5,704	$7,477
International	407	(911)	355	703
AWS	3,535	4,883	9,967	13,239
Consolidated	$6,194	$4,852	$16,026	$21,419
Operating income decreased from $6.2 billion in Q3 2020 to $4.9 billion in Q3 2021, and increased from $16.0 billion for the nine months ended September 30, 2020, to $21.4 billion for the nine months ended September 30, 2021. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The decrease in North America operating income in absolute dollars in Q3 2021, compared to the comparable prior year period, is primarily due to increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, increased wage rates and incentives, and fulfillment network inefficiencies, and growth in certain operating expenses, including marketing, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales. The increase in North America operating income in absolute dollars for the nine months ended September 30, 2021, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales, partially offset by increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, increased wage rates and incentives, and fulfillment network inefficiencies, and growth in certain operating expenses, including marketing. Changes in foreign exchange rates impacted operating income by $14 million for Q3 2021, and by $56 million for the nine months ended September 30, 2021.
The International operating loss in Q3 2021, as compared to the operating income in the comparable prior year period, is primarily due to increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, and growth in certain operating expenses, including marketing, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales. The increase in International operating income in absolute dollars for the nine months ended September 30, 2021, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales, partially offset by increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, and growth in certain operating expenses, including marketing. Changes in foreign exchange rates impacted operating income by $24 million for Q3 2021, and by $493 million for the nine months ended September 30, 2021.
The increase in AWS operating income in absolute dollars in Q3 2021 and for the nine months ended September 30, 2021, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by increased spending on technology infrastructure and payroll and related expenses, all of which were primarily driven by additional investments to support the business growth, and reduced prices for our customers. Changes in foreign exchange rates impacted operating income by $(58) million for Q3 2021, and by $(455) million for the nine months ended September 30, 2021.
Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Operating expenses:
Cost of sales	$57,106	$62,930	$154,023	$189,509
Fulfillment	14,705	18,498	40,043	52,666
Technology and content	10,976	14,380	30,691	40,739
Marketing	5,434	8,010	14,605	21,741
General and administrative	1,668	2,153	4,700	6,298
Other operating expense (income), net	62	(11)	421	38
Total operating expenses	$89,951	$105,960	$244,483	$310,991
Year-over-year Percentage Growth:
Cost of sales	38%	10%	38%	23%
Fulfillment	45	26	43	32
Technology and content	19	31	17	33
Marketing	14	47	15	49
General and administrative	24	29	24	34
Other operating expense (income), net	12	(118)	209	(91)
Percent of Net Sales:
Cost of sales	59.4%	56.8%	59.1%	57.0%
Fulfillment	15.3	16.7	15.4	15.8
Technology and content	11.4	13.0	11.8	12.3
Marketing	5.7	7.2	5.6	6.5
General and administrative	1.7	1.9	1.8	1.9
Other operating expense (income), net	0.1	—	0.2	—
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in Q3 2021 and for the nine months ended September 30, 2021, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales, costs from expanding our fulfillment network, and increased wage rates and incentives and fulfillment network inefficiencies resulting from a constrained labor market and global supply chain constraints.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $15.1 billion and $18.1 billion in Q3 2020 and Q3 2021, and $39.7 billion and $53.0 billion for the nine months ended September 30, 2020 and 2021. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q3 2021 and for the nine months ended September 30, 2021, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, increased wage rates and incentives and fulfillment network inefficiencies resulting from a constrained labor market and global supply chain constraints, and costs from expanding our fulfillment network.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q3 2021 and for the nine months ended September 30, 2021, compared to the comparable prior year periods, is primarily due to an increase in spending on technology infrastructure and increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2020 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
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
The increase in marketing costs in absolute dollars in Q3 2021 and for the nine months ended September 30, 2021, compared to the comparable prior year periods, is primarily due to higher marketing spend, which was constrained in 2020 in response to COVID-19, and increased payroll and related expenses for personnel engaged in marketing and selling activities.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q3 2021 and for the nine months ended September 30, 2021, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses and professional service fees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $62 million and $(11) million for Q3 2020 and Q3 2021, and $421 million and $38 million for the nine months ended September 30, 2020 and 2021, and was primarily related to a lease impairment in Q2 2020 and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $118 million and $119 million during Q3 2020 and Q3 2021, and $455 million and $330 million for the nine months ended September 30, 2020 and 2021. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $428 million and $493 million during Q3 2020 and Q3 2021, and $1.2 billion and $1.3 billion for the nine months ended September 30, 2020 and 2021, and was primarily related to debt and finance leases.
Other Income (Expense), Net
Other income (expense), net was $925 million and $(163) million during Q3 2020 and Q3 2021 and $1.2 billion and $2.8 billion for the nine months ended September 30, 2020 and 2021. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency.
Income Taxes
Our income tax provisions for the nine months ended September 30, 2020 and 2021 were $2.3 billion and $4.2 billion, which included $1.5 billion and $1.7 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation and audit-related developments. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2020 and 2021 (in millions):

	Twelve Months Ended September 30,
	2020	2021
Net cash provided by (used in) operating activities	$55,292	$54,671
Purchases of property and equipment, net of proceeds from sales and incentives	(25,791)	(52,119)
Free cash flow	$29,501	$2,552

Net cash provided by (used in) investing activities	$(46,110)	$(62,611)
Net cash provided by (used in) financing activities	$(2,859)	$7,575

Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2020 and 2021 (in millions):

	Twelve Months Ended September 30,
	2020	2021
Net cash provided by (used in) operating activities	$55,292	$54,671
Purchases of property and equipment, net of proceeds from sales and incentives	(25,791)	(52,119)
Free cash flow	29,501	2,552
Principal repayments of finance leases	(11,054)	(11,271)
Principal repayments of financing obligations	(68)	(124)
Free cash flow less principal repayments of finance leases and financing obligations	$18,379	(8,843)

Net cash provided by (used in) investing activities	$(46,110)	$(62,611)
Net cash provided by (used in) financing activities	$(2,859)	$7,575
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2020 and 2021 (in millions):

	Twelve Months Ended September 30,
	2020	2021
Net cash provided by (used in) operating activities	$55,292	$54,671
Purchases of property and equipment, net of proceeds from sales and incentives	(25,791)	(52,119)
Free cash flow	29,501	2,552
Equipment acquired under finance leases (1)	(11,116)	(5,738)
Principal repayments of all other finance leases (2)	(413)	(582)
Principal repayments of financing obligations	(68)	(124)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$17,904	$(3,892)

Net cash provided by (used in) investing activities	$(46,110)	$(62,611)
Net cash provided by (used in) financing activities	$(2,859)	$7,575
___________________
(1)For the twelve months ended September 30, 2020 and 2021, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $13,075 million and $8,149 million.
(2)For the twelve months ended September 30, 2020 and 2021, this amount relates to property included in “Principal repayments of finance leases” of $11,054 million and $11,271 million.
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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2020			2021			2020			2021
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$96,145	$(691)	$95,454	$110,812	$(513)	$110,299	$260,509	$278	$260,787	$332,410	$(5,057)	$327,353
Operating expenses	89,951	(558)	89,393	105,960	(533)	105,427	244,483	585	245,068	310,991	(4,963)	306,028
Operating income	6,194	(133)	6,061	4,852	20	4,872	16,026	(307)	15,719	21,419	(94)	21,325
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on October 28, 2021, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 28, 2021, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as uncertainty regarding the impacts of the COVID-19 pandemic, fluctuations in foreign exchange rates, changes in global economic conditions and customer demand and spending, labor market and global supply chain constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.” This guidance reflects our estimates as of October 28, 2021 regarding the impacts of the COVID-19 pandemic on our operations as well as the effect of other factors discussed above.
Fourth Quarter 2021 Guidance
•Net sales are expected to be between $130.0 billion and $140.0 billion, or to grow between 4% and 12% compared with fourth quarter 2020. This guidance anticipates an unfavorable impact of approximately 60 basis points from foreign exchange rates.
•Operating income is expected to be between $0 and $3.0 billion, compared with $6.9 billion in fourth quarter 2020.
•This guidance assumes, among other things, that no additional business acquisitions, restructurings, or legal settlements are concluded.

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
Foreign Exchange Risk
During Q3 2021, net sales from our International segment accounted for 26% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q3 2021 increased by $323 million in comparison with Q3 2020.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2021, of $14.3 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $715 million, $1.4 billion, and $2.9 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of September 30, 2021, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $235 million, $475 million, and $950 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of September 30, 2021, our recorded value in equity and equity warrant investments in public and private companies was $10.3 billion. Our equity and equity warrant investments in publicly traded companies represent $4.4 billion of our investments as of September 30, 2021, and are recorded at fair value, which is subject to market price volatility. We carry our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic climate provides additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
In addition, failure to optimize inventory or staffing in our fulfillment network increases our net shipping cost by requiring long-zone or partial shipments. We and our co-sourcers may be unable to adequately staff our fulfillment network and customer service centers. For example, productivity across our fulfillment network currently is being affected by global supply chain constraints and constrained labor markets, which increase payroll costs and make it difficult to hire, train, and deploy a sufficient number of people to operate our fulfillment network as efficiently as we would like. Under some of our commercial agreements, we maintain the inventory of other companies, thereby increasing the complexity of tracking inventory and operating our fulfillment network. Our failure to properly handle such inventory or the inability of the other businesses on whose behalf we perform inventory fulfillment services to accurately forecast product demand may result in us being unable to secure sufficient storage space or to optimize our fulfillment network or cause other unexpected costs and other harm to our business and reputation.
We rely on a limited number of shipping companies to deliver inventory to us and completed orders to our customers. An inability to negotiate acceptable terms with these companies or performance problems, staffing limitations, or other difficulties experienced by these companies or by our own transportation systems, including as a result of labor market constraints and related costs, could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by natural or man-made disasters, extreme weather, geopolitical events and security issues, labor or trade disputes, and similar events.
We Could Be Harmed by Data Loss or Other Security Breaches
Because we collect, process, store, and transmit large amounts of data, including confidential, sensitive, proprietary, and business and personal information, failure to prevent or mitigate data loss, theft, misuse, or other security breaches or vulnerabilities affecting our or our vendors’ or customers’ technology, products, and systems, could: expose us or our customers to a risk of loss, disclosure, or misuse of such information; adversely affect our operating results; result in litigation, liability, or regulatory action (including under laws related to privacy, data protection, data security, network security, and consumer protection); deter customers or sellers from using our stores and services; and otherwise harm our business and reputation. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Some of our systems have experienced past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance that future incidents will not have material adverse effects on our operations or financial results. In addition, we are continuing to investigate and assess an October 2021 incident at our Twitch subsidiary involving limited data that was extracted and exposed to the Internet. Although we have developed systems and processes that are designed to protect customer data and prevent such incidents, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or customer, such measures cannot provide absolute security and may fail to operate as intended or be circumvented.

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
Legal and Regulatory Risks
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, physical, e-commerce, and omnichannel retail, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, and other products and services that we offer or sell. These regulations and laws cover taxation, privacy, data protection, data security, network security, consumer protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data protection, data security, network security, and consumer protection apply to aspects of our operations such as the Internet, e-commerce, digital content, web services, electronic devices, advertising, and artificial intelligence technologies and services. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews and investigations by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. For example, we face a number of open investigations based on claims that aspects of our operations violate competition rules, including aspects of Amazon’s European marketplace for sellers, particularly with respect to use of data, fulfillment services, and featured offers. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: October 28, 2021