Form 10-K
period 2021-12-31
AMAZON COM INC
filed 2022-02-04
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021	$1,507,362,696,975
Number of shares of common stock outstanding as of January 26, 2022	508,844,410
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2021

AMAZON.COM, INC.
PART I

Item 1.	Business
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results and outcomes may differ materially from those expressed in forward-looking statements. See Item 1A of Part I — “Risk Factors.” As used herein, “Amazon.com,” “we,” “our,” and similar terms include Amazon.com, Inc. and its subsidiaries, unless the context indicates otherwise.
General
We seek to be Earth’s most customer-centric company. We are guided by four principles: customer obsession rather than competitor focus, passion for invention, commitment to operational excellence, and long-term thinking. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, content creators, advertisers, and employees.
We have organized our operations into three segments: North America, International, and Amazon Web Services (“AWS”). These segments reflect the way the Company evaluates its business performance and manages its operations. Information on our net sales is contained in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Segment Information.”
Consumers
We serve consumers through our online and physical stores and focus on selection, price, and convenience. We design our stores to enable hundreds of millions of unique products to be sold by us and by third parties across dozens of product categories. Customers access our offerings through our websites, mobile apps, Alexa, devices, streaming, and physically visiting our stores. We also manufacture and sell electronic devices, including Kindle, Fire tablet, Fire TV, Echo, and Ring, and we develop and produce media content. We seek to offer our customers low prices, fast and free delivery, easy-to-use functionality, and timely customer service. In addition, we offer subscription services such as Amazon Prime, a membership program that includes fast, free shipping on millions of items, access to award-winning movies and series, and other benefits.
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
Content Creators
We serve authors and independent publishers with Kindle Direct Publishing, an online service that lets independent authors and publishers choose a royalty option and make their books available in the Kindle Store, along with Amazon’s own publishing arm, Amazon Publishing. We also offer programs that allow authors, musicians, filmmakers, Twitch streamers, skill and app developers, and others to publish and sell content.
Advertisers
We provide advertising services to sellers, vendors, publishers, authors, and others, through programs such as sponsored ads, display, and video advertising.

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
Human Capital
Our employees are critical to our mission of being Earth’s most customer-centric company. As of December 31, 2021, we employed approximately 1,608,000 full-time and part-time employees. Additionally, we use independent contractors and temporary personnel to supplement our workforce. Competition for qualified personnel is intense, particularly for software engineers, computer scientists, and other technical staff, and constrained labor markets have increased competition for personnel across other parts of our business.
As we strive to be Earth’s best employer, we focus on investment and innovation, inclusion and diversity, safety, and engagement to hire and develop the best talent. We rely on numerous and evolving initiatives to implement these objectives and invent mechanisms for talent development, including competitive pay and benefits, flexible work arrangements, and skills training and educational programs such as Amazon Career Choice (funded education for hourly employees) and the Amazon Technical Academy (software development engineer training). We also provide mentorship and support resources to our employees, and have deployed numerous programs that advance employee engagement, communication, and feedback.

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
Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 26, 2022:
Information About Our Executive Officers

Name	Age	Position
Jeffrey P. Bezos	58	Executive Chair
Andrew R. Jassy	54	President and Chief Executive Officer
David H. Clark	49	CEO Worldwide Consumer
Brian T. Olsavsky	58	Senior Vice President and Chief Financial Officer
Shelley L. Reynolds	57	Vice President, Worldwide Controller, and Principal Accounting Officer
Adam N. Selipsky	55	CEO Amazon Web Services
David A. Zapolsky	58	Senior Vice President, General Counsel, and Secretary
Jeffrey P. Bezos. Mr. Bezos founded Amazon.com in 1994 and has served as Executive Chair since July 2021. He has served as Chair of the Board since 1994 and served as Chief Executive Officer from May 1996 until July 2021, and as President from 1994 until June 1999 and again from October 2000 to July 2021.
Andrew R. Jassy. Mr. Jassy has served as President and Chief Executive Officer since July 2021, CEO Amazon Web Services from April 2016 until July 2021, and Senior Vice President, Amazon Web Services, from April 2006 until April 2016.
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
Shelley L. Reynolds. Ms. Reynolds has served as Vice President, Worldwide Controller, and Principal Accounting Officer since April 2007.
Adam N. Selipsky. Mr. Selipsky has served as CEO Amazon Web Services since July 2021, Senior Vice President, Amazon Web Services from May 2021 until July 2021, President and CEO of Tableau Software from September 2016 until May 2021, and Vice President, Marketing, Sales and Support of Amazon Web Services from May 2005 to September 2016.
David A. Zapolsky. Mr. Zapolsky has served as Senior Vice President, General Counsel, and Secretary since May 2014, Vice President, General Counsel, and Secretary from September 2012 to May 2014, and as Vice President and Associate General Counsel for Litigation and Regulatory matters from April 2002 until September 2012.
Board of Directors

Name	Age	Position
Jeffrey P. Bezos	58	Executive Chair
Andrew R. Jassy	54	President and Chief Executive Officer
Keith B. Alexander	70	Co-CEO, President, and Chair of IronNet Cybersecurity, Inc.
Edith W. Cooper	60	Former Executive Vice President, Goldman Sachs Group, Inc.
Jamie S. Gorelick	71	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Daniel P. Huttenlocher	63	Dean, MIT Schwarzman College of Computing
Judith A. McGrath	69	Former Chair and CEO, MTV Networks
Indra K. Nooyi	66	Former Chief Executive Officer, PepsiCo, Inc.
Jonathan J. Rubinstein	65	Former co-CEO, Bridgewater Associates, LP
Patricia Q. Stonesifer	65	Former President and Chief Executive Officer, Martha’s Table
Wendell P. Weeks	62	Chief Executive Officer, Corning Incorporated

Item 1A.	Risk Factors
Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below, the global economic climate and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of the risks discussed below.
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
Our Expansion into New Products, Services, Technologies, and Geographic Regions Subjects Us to Additional Risks
We may have limited or no experience in our newer market segments, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off. In addition, our sustainability initiatives may be unsuccessful for a variety of reasons, including if we are unable to realize the expected benefits of new technologies or if we do not successfully plan or execute new strategies, which could harm our business or damage our reputation.
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
•laws and regulations regarding privacy, data use, data protection, data security, network security, consumer protection, payments, advertising, and restrictions on pricing or discounts;
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
As international physical, e-commerce, and omnichannel retail, cloud services, and other services grow, competition will intensify, including through adoption of evolving business models. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand names. The inability to hire, train, retain, and manage sufficient required personnel may limit our international growth.
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
The Variability in Our Retail Business Places Increased Strain on Our Operations
Demand for our products and services can fluctuate significantly for many reasons, including as a result of seasonality, promotions, product launches, or unforeseeable events, such as in response to natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), or geopolitical events. For example, we expect a disproportionate amount of our retail sales to occur during our fourth quarter. Our failure to stock or restock popular products in sufficient amounts such that we fail to meet customer demand could significantly affect our revenue and our future growth. When we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could materially reduce profitability. We regularly experience increases in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment network and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand. Risks described elsewhere in this Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand.
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
We Have Foreign Exchange Risk
The results of operations of, and certain of our intercompany balances associated with, our international stores and product and service offerings are exposed to foreign exchange rate fluctuations. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities in foreign currencies such as British Pounds, Canadian Dollars, Euros, and

Japanese Yen. When the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.
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
•factors affecting our reputation or brand image (including any actual or perceived inability to achieve our goals or commitments, whether related to sustainability, customers, employees, or other topics);
•the extent to which we invest in technology and content, fulfillment, and other expense categories;
•increases in the prices of fuel and gasoline, energy products, commodities like paper and packing supplies and hardware products, and technology infrastructure products;
•constrained labor markets, which increase our payroll costs;
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

•the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and
•disruptions from natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues (including terrorist attacks and armed hostilities), labor or trade disputes, and similar events.
We Face Risks Related to Successfully Optimizing and Operating Our Fulfillment Network and Data Centers
Failures to adequately predict customer demand or otherwise optimize and operate our fulfillment network and data centers successfully from time to time result in excess or insufficient fulfillment or data center capacity, service interruptions, increased costs, and impairment charges, any of which could materially harm our business. As we continue to add fulfillment and data center capability or add new businesses with different requirements, our fulfillment and data center networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
In addition, failure to optimize inventory or staffing in our fulfillment network increases our net shipping cost by requiring long-zone or partial shipments. We and our co-sourcers may be unable to adequately staff our fulfillment network and customer service centers. For example, productivity across our fulfillment network currently is being affected by global supply chain constraints and constrained labor markets, which increase payroll costs and make it difficult to hire, train, and deploy a sufficient number of people to operate our fulfillment network as efficiently as we would like. We are also subject to labor union efforts to organize groups of our employees from time to time and, if successful, those organizational efforts may decrease our operational flexibility, which could adversely affect our fulfillment network operating efficiency.
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
We rely on a limited number of shipping companies to deliver inventory to us and completed orders to our customers. An inability to negotiate acceptable terms with these companies or performance problems, staffing limitations, or other difficulties experienced by these companies or by our own transportation systems, including as a result of labor market constraints and related costs, could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues, labor or trade disputes, and similar events.
We Could Be Harmed by Data Loss or Other Security Breaches
Because we collect, process, store, and transmit large amounts of data, including confidential, sensitive, proprietary, and business and personal information, failure to prevent or mitigate data loss, theft, misuse, or other security breaches or vulnerabilities affecting our or our vendors’ or customers’ technology, products, and systems, could: expose us or our customers to a risk of loss, disclosure, or misuse of such information; adversely affect our operating results; result in litigation, liability, or regulatory action (including under laws related to privacy, data use, data protection, data security, network security, and consumer protection); deter customers or sellers from using our stores, products, and services; and otherwise harm our business and reputation. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Some of our systems have experienced past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance that future incidents will not have material adverse effects on our operations or financial results. Although we have developed systems and processes that are designed to protect customer data and prevent such incidents, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or customer, such measures cannot provide absolute security and may fail to operate as intended or be circumvented.
We Face Risks Related to System Interruption and Lack of Redundancy
We experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently accepting or fulfilling orders or providing services to customers and third parties, which may reduce our net sales and the attractiveness of our products and services. Steps we take to add software and hardware, upgrade our systems and network infrastructure, and improve the stability and efficiency of our systems may not be sufficient to avoid system interruptions or delays that could adversely affect our operating results.

Our computer and communications systems and operations in the past have been, or in the future could be, damaged or interrupted due to events such as natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues (including terrorist attacks and armed hostilities), computer viruses, physical or electronic break-ins, operational failures, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders and providing services, which could make our product and service offerings less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, our insurance may not provide sufficient coverage to compensate for related losses. Any of these events could damage our reputation and be expensive to remedy.
The Loss of Key Senior Management Personnel or the Failure to Hire and Retain Highly Skilled and Other Key Personnel Could Negatively Affect Our Business
We depend on our senior management and other key personnel, including our President and CEO. We do not have “key person” life insurance policies. We also rely on other highly skilled personnel. Competition for qualified personnel in the industries in which we operate, as well as senior management, has historically been intense. For example, we experience significant competition in the technology industry, particularly for software engineers, computer scientists, and other technical staff. In addition, changes we make to our current and future work environments may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies’ policies, which could negatively impact our ability to hire and retain qualified personnel. The loss of any of our executive officers or other key employees, the failure to successfully transition key roles, or the inability to hire, train, retain, and manage qualified personnel, could harm our business.
Our Supplier Relationships Subject Us to a Number of Risks
We have significant suppliers, including content and technology licensors, and in some cases, limited or single-sources of supply, that are important to our sourcing, services, manufacturing, and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components, or services, particular payment terms, or the extension of credit limits. Decisions by our current suppliers to limit or stop selling or licensing merchandise, content, components, or services to us on acceptable terms, or delay delivery, including as a result of one or more supplier bankruptcies due to poor economic conditions, as a result of natural or human-caused disasters (including public health crises), or for other reasons, may result in our being unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all. In addition, violations by our suppliers or other vendors of applicable laws, regulations, contractual terms, intellectual property rights of others, or our Supply Chain Standards, as well as products or practices regarded as unethical, unsafe, or hazardous, could expose us to claims, damage our reputation, limit our growth, and negatively affect our operating results.
Our Commercial Agreements, Strategic Alliances, and Other Business Relationships Expose Us to Risks
We provide physical, e-commerce, and omnichannel retail, cloud services, and other services to businesses through commercial agreements, strategic alliances, and business relationships. Under these agreements, we provide web services, technology, fulfillment, computing, digital storage, and other services, as well as enable sellers to offer products or services through our stores. These arrangements are complex and require substantial infrastructure capacity, personnel, and other resource commitments, which may limit the amount of business we can service. We may not be able to implement, maintain, and develop the components of these commercial relationships, which may include web services, fulfillment, customer service, inventory management, tax collection, payment processing, hardware, content, and third-party software, and engaging third parties to perform services. The amount of compensation we receive under certain of our commercial agreements is partially dependent on the volume of the other company’s sales. Therefore, when the other company’s offerings are not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional or alternative commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these services if we are unsuccessful in implementing, maintaining, or developing these services.
As our agreements terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. We may in the future enter into amendments on less favorable terms or encounter parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.
Our present and future commercial agreements, strategic alliances, and business relationships create additional risks such as:
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
•for investments in which an investee’s financial performance is incorporated into our financial results, either in full or in part, or investments for which we are required to file financial statements or provide financial information, the dependence on the investee’s accounting, financial reporting, and similar systems, controls, and processes;
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
In addition, we provide regulated services in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we provide services to third parties to facilitate payments on their behalf. Jurisdictions subject us to requirements for licensing, regulatory inspection, bonding and capital maintenance, the use, handling, and segregation of transferred funds, consumer disclosures, maintaining or processing data, and authentication. We are also subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy, data use, data protection, data security, network security, consumer protection, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services.
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
Legal and Regulatory Risks
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, physical, e-commerce, and omnichannel retail, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, and other products and services that we offer or sell. These regulations and laws cover taxation, privacy, data use, data protection, data security, network security, consumer protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, healthcare, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data use, data protection, data security, network security, and consumer protection apply to aspects of our operations such as the Internet, e-commerce, digital content, web services, electronic devices, advertising, and artificial intelligence technologies and services. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews and investigations by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. For example, we face a number of open investigations based on claims that aspects of our operations violate competition rules, including aspects of Amazon’s European marketplace for sellers, particularly with respect to use of data, fulfillment services, and featured offers. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations. The media, political, and regulatory scrutiny we face, which may continue to increase, amplifies these risks.
Claims, Litigation, Government Investigations, and Other Proceedings May Adversely Affect Our Business and Results of Operations
As an innovative company offering a wide range of consumer and business products and services around the world, we are regularly subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including patent and other intellectual property matters, taxes, labor and employment, competition and antitrust, privacy, data use, data protection, data security, network security, consumer protection, commercial disputes, goods and services offered by us and by third parties, and other matters. The number and scale of these proceedings have increased over time as our businesses have expanded in scope and geographic reach and our products, services, and operations have become more complex and available to, and used by, more people. Any of these types of proceedings can have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could involve licenses, sanctions, consent decrees, or orders requiring us to make substantial future payments, preventing us from offering certain products or services, requiring us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.
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
We Face Additional Tax Liabilities and Collection Obligations
We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. For example, non-U.S. jurisdictions have proposed or enacted taxes on online advertising and marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. Our results of operations and cash flows could be adversely affected by additional taxes imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting or collection obligations by the effective date.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2021, we operated the following facilities (in thousands):

Description of Use	Leased Square Footage (1)	Owned Square Footage	Location
Office space	27,519	6,138	North America
Office space	20,983	1,802	International
Physical stores (2)	22,396	662	North America
Physical stores (2)	235	—	International
Fulfillment, data centers, and other	370,392	16,663	North America
Fulfillment, data centers, and other	129,035	9,601	International
Total	570,560	34,866
 ___________________
(1)For leased properties, represents the total leased space excluding sub-leased space.
(2)This includes 672 North America and 7 International stores as of December 31, 2021.

Segment	Leased Square Footage (1)	Owned Square Footage (1)
North America	383,660	9,863
International	124,246	5,103
AWS	14,152	11,960
Total	522,058	26,926
 ___________________
(1)Segment amounts exclude corporate facilities. Shared facilities are allocated among the segments based on usage and primarily relate to facilities that hold our technology infrastructure. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Segment Information.”
We own and lease our corporate headquarters in Washington’s Puget Sound region and Arlington, Virginia.

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
Holders
As of January 26, 2022, there were 7,282 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, inflation, labor market and global supply chain constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, variability in demand, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”
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
We seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe this compensation model aligns the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 518 million and 523 million as of December 31, 2020 and 2021.
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
Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2021, we would have recorded an additional cost of sales of approximately $370 million.
In addition, we enter into supplier commitments for certain electronic device components and certain products. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, administrative practices, principles, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. In addition, our actual and forecasted earnings are subject to change due to economic, political, and other conditions and significant judgment is required in determining our ability to use our deferred tax assets.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Year Ended December 31,
	2020	2021
Cash provided by (used in):
Operating activities	$66,064	$46,327
Investing activities	(59,611)	(58,154)
Financing activities	(1,104)	6,291
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $84.4 billion and $96.0 billion as of December 31, 2020 and 2021. Amounts held in foreign currencies were $23.5 billion and $22.7 billion as of December 31, 2020 and 2021, and were primarily British Pounds, Euros, Japanese Yen, and Canadian Dollars.
Cash provided by (used in) operating activities was $66.1 billion and $46.3 billion in 2020 and 2021. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The decrease in operating cash flow in 2021, compared to the prior year, was primarily due to changes in working capital, partially offset by the increase in net income, excluding non-cash expenses. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(59.6) billion and $(58.2) billion in 2020 and 2021, with the variability caused primarily by our decision to purchase or lease property and equipment and purchases, sales, and maturities of marketable securities. Cash capital expenditures were $35.0 billion, and $55.4 billion in 2020 and 2021, which primarily reflect investments in additional capacity to support our fulfillment operations and in support of continued business growth in technology infrastructure (the majority of which is to support AWS), which investments we expect to continue over time. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $2.3 billion and $2.0 billion in 2020 and 2021.
Cash provided by (used in) financing activities was $(1.1) billion and $6.3 billion in 2020 and 2021. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term-debt of $17.3 billion and $27.0 billion in 2020 and 2021. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $18.4 billion and $20.7 billion in 2020 and 2021. Property and equipment acquired under finance leases was $11.6 billion and $7.1 billion in 2020 and 2021, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS.
We had no borrowings outstanding under the unsecured revolving credit facility, $725 million of borrowings outstanding under the commercial paper programs, and $803 million of borrowings outstanding under our secured revolving credit facility (the “Credit Facility”) as of December 31, 2021. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.
As of December 31, 2021, cash, cash equivalents, and marketable securities held by foreign subsidiaries were $7.6 billion. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. Our federal tax provision included the election of full expensing of qualified property for 2019 and a partial election for 2020 and 2021. Cash taxes paid (net of refunds) were $1.7 billion and $3.7 billion for 2020 and 2021. Effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which will delay the deductibility of these expenses and potentially increase the amount of cash taxes we pay.
As of December 31, 2020 and 2021, restricted cash, cash equivalents, and marketable securities were $257 million and $260 million. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” and “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
As reflected in the discussion below, ongoing direct and indirect impacts of the COVID-19 pandemic and actions taken in response to them had varying effects on our 2021 results of operations, although some effects, including customer demand, are mitigating or becoming more difficult to isolate or quantify. Moreover, it is not possible to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic, and the extent to which these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. However, we expect our net sales growth rate to decelerate in Q1 2022 compared to the increase we experienced in Q1 2021. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, including increased wage rates and incentives, increased carrier rates, and fulfillment network inefficiencies resulting from constrained labor markets and global supply chain constraints. We expect these factors and their effects on our operations to continue into Q1 2022.

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

	Year Ended December 31,
	2020	2021
Net Sales:
North America	$236,282	$279,833
International	104,412	127,787
AWS	45,370	62,202
Consolidated	$386,064	$469,822
Year-over-year Percentage Growth:
North America	38%	18%
International	40	22
AWS	30	37
Consolidated	38	22
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	38%	18%
International	38	20
AWS	30	37
Consolidated	37	21
Net sales mix:
North America	61%	60%
International	27	27
AWS	12	13
Consolidated	100%	100%
Sales increased 22% in 2021, compared to the prior year. Changes in foreign currency exchange rates impacted net sales by $1.4 billion and $3.8 billion for 2020 and 2021. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 18% in 2021, compared to the prior year. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, and advertising sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, partially offset by fulfillment network inefficiencies and supply chain constraints. We expect our North America sales growth rate to decelerate in Q1 2022 compared to the increase we experienced in Q1 2021.
International sales increased 22% in 2021, compared to the prior year. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, and advertising sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, and increased demand, partially offset by fulfillment network inefficiencies and supply chain constraints. We expect our International sales growth rate to decelerate in Q1 2022 compared to the increase we experienced in Q1 2021. Changes in foreign currency exchange rates impacted International net sales by $1.7 billion and $3.0 billion in 2020 and 2021.
AWS sales increased 37% in 2021, compared to the prior year. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Year Ended December 31,
	2020	2021
Operating Income (Loss):
North America	$8,651	$7,271
International	717	(924)
AWS	13,531	18,532
Consolidated	$22,899	$24,879
Operating income was $22.9 billion and $24.9 billion for 2020 and 2021. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The decrease in North America operating income in absolute dollars in 2021, compared to the prior year, is primarily due to increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, increased wage rates and incentives, increased carrier rates, and fulfillment network inefficiencies, and growth in certain operating expenses, including marketing, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales. Changes in foreign exchange rates impacted operating income by $8 million and $88 million for 2020 and 2021.
The International operating loss in 2021, as compared to the operating income in the prior year, is primarily due to increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, increased wage rates and incentives, and increased carrier rates, and growth in certain operating expenses, including marketing, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales. Changes in foreign exchange rates impacted operating income (loss) by $411 million and $435 million for 2020 and 2021.
The increase in AWS operating income in absolute dollars in 2021, compared to the prior year, is primarily due to increased customer usage and cost structure productivity, partially offset by increased spending on technology infrastructure and payroll and related expenses, all of which were primarily driven by additional investments to support the business growth, and reduced prices for our customers. Changes in foreign exchange rates impacted operating income by $30 million and $(372) million for 2020 and 2021.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Year Ended December 31,
	2020	2021
Operating expenses:
Cost of sales	$233,307	$272,344
Fulfillment	58,517	75,111
Technology and content	42,740	56,052
Marketing	22,008	32,551
General and administrative	6,668	8,823
Other operating expense (income), net	(75)	62
Total operating expenses	$363,165	$444,943
Year-over-year Percentage Growth:
Cost of sales	41%	17%
Fulfillment	45	28
Technology and content	19	31
Marketing	17	48
General and administrative	28	32
Other operating expense (income), net	(137)	(183)
Percent of Net Sales:
Cost of sales	60.4%	58.0%
Fulfillment	15.2	16.0
Technology and content	11.1	11.9
Marketing	5.7	6.9
General and administrative	1.7	1.9
Other operating expense (income), net	—	—
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in 2021, compared to the prior year, is primarily due to increased product and shipping costs resulting from increased sales, costs from expanding our fulfillment network, as well as increased carrier rates, increased wage rates and incentives, and fulfillment network inefficiencies resulting from a constrained labor market and global supply chain constraints.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $61.1 billion and $76.7 billion in 2020 and 2021. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in 2021, compared to the prior year, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, increased wage rates and incentives and fulfillment network inefficiencies resulting from a constrained labor market and global supply chain constraints, and costs from expanding our fulfillment network.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in 2021, compared to the prior year, is primarily due to an increase in spending on technology infrastructure and increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. We expect technology and content costs to grow at a slower rate in 2022 due to increases in the estimated useful lives of our servers and networking equipment, which will primarily impact our AWS segment. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures — Use of Estimates” for additional information on the change in estimated useful lives of our servers and networking equipment.
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
The increase in marketing costs in absolute dollars in 2021, compared to the prior year, is primarily due to higher marketing spend, which was constrained in 2020 in response to COVID-19, and increased payroll and related expenses for personnel engaged in marketing and selling activities.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
The increase in general and administrative costs in absolute dollars in 2021, compared to the prior year, is primarily due to increases in payroll and related expenses and professional fees.

Other Operating Expense (Income), Net
Other operating expense (income), net was $(75) million and $62 million during 2020 and 2021, and was primarily related to a benefit from accelerated vesting of warrants to acquire equity of a vendor in 2020, offset by a lease impairment in 2020 and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $555 million and $448 million during 2020 and 2021. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $1.6 billion and $1.8 billion in 2020 and 2021 and was primarily related to debt and finance leases.
Our long-term lease liabilities were $52.6 billion and $67.7 billion as of December 31, 2020 and 2021. Our long-term debt was $31.8 billion and $48.7 billion as of December 31, 2020 and 2021. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Leases and Note 6 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $2.4 billion and $14.6 billion during 2020 and 2021. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net in 2021 is a valuation gain of $11.8 billion from our equity securities of Rivian Automotive, Inc., which completed an initial public offering in November 2021.
Income Taxes
Our effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, changes in how we do business, acquisitions, investments, audit-related developments, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. In addition, we record valuation allowances against deferred tax assets when there is uncertainty about our ability to generate future income in relevant jurisdictions.
We recorded a provision for income taxes of $2.9 billion and $4.8 billion in 2020 and 2021. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 9 — Income Taxes” for additional information.
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

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2020 and 2021 (in millions):

	Year Ended December 31,
	2020	2021
Net cash provided by (used in) operating activities	$66,064	$46,327
Purchases of property and equipment, net of proceeds from sales and incentives	(35,044)	(55,396)
Free cash flow	$31,020	$(9,069)

Net cash provided by (used in) investing activities	$(59,611)	$(58,154)
Net cash provided by (used in) financing activities	$(1,104)	$6,291
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2020 and 2021 (in millions):

	Year Ended December 31,
	2020	2021
Net cash provided by (used in) operating activities	$66,064	$46,327
Purchases of property and equipment, net of proceeds from sales and incentives	(35,044)	(55,396)
Free cash flow	31,020	(9,069)
Principal repayments of finance leases	(10,642)	(11,163)
Principal repayments of financing obligations	(53)	(162)
Free cash flow less principal repayments of finance leases and financing obligations	$20,325	$(20,394)

Net cash provided by (used in) investing activities	$(59,611)	$(58,154)
Net cash provided by (used in) financing activities	$(1,104)	$6,291

Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2020 and 2021 (in millions):

	Year Ended December 31,
	2020	2021
Net cash provided by (used in) operating activities	$66,064	$46,327
Purchases of property and equipment, net of proceeds from sales and incentives	(35,044)	(55,396)
Free cash flow	31,020	(9,069)
Equipment acquired under finance leases (1)	(9,104)	(4,422)
Principal repayments of all other finance leases (2)	(427)	(687)
Principal repayments of financing obligations	(53)	(162)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$21,436	$(14,340)

Net cash provided by (used in) investing activities	$(59,611)	$(58,154)
Net cash provided by (used in) financing activities	$(1,104)	$6,291
___________________
(1)For the year ended December 31, 2020 and 2021, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $11,588 million and $7,061 million.
(2)For the year ended December 31, 2020 and 2021, this amount relates to property included in “Principal repayments of finance leases” of $10,642 million and $11,163 million.
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

	Year Ended December 31, 2020			Year Ended December 31, 2021
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$386,064	$(1,438)	$384,626	$469,822	$(3,804)	$466,018
Operating expenses	363,165	(989)	362,176	444,943	(3,653)	441,290
Operating income	22,899	(449)	22,450	24,879	(151)	24,728
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on February 3, 2022, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of February 3, 2022, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as uncertainty regarding the impacts of the COVID-19 pandemic, fluctuations in foreign exchange rates, changes in global economic conditions and customer demand and spending, inflation, labor market and global supply chain constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part I, “Risk Factors.” This guidance reflects our estimates as of February 3, 2022 regarding the impacts of the COVID-19 pandemic on our operations as well as the effect of other factors discussed above.
First Quarter 2022 Guidance
•Net sales are expected to be between $112.0 billion and $117.0 billion, or to grow between 3% and 8% compared with first quarter 2021. This guidance anticipates an unfavorable impact of approximately 150 basis points from foreign exchange rates.
•Operating income is expected to be between $3.0 billion and $6.0 billion, compared with $8.9 billion in first quarter 2021. This guidance includes approximately $1.0 billion lower depreciation expense due to increases in the estimated useful lives of our servers and networking equipment beginning on January 1, 2022.
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
We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The following table provides information about our cash equivalents and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted-average interest rates as of December 31, 2021 (in millions, except percentages):

	2022	2023	2024	2025	2026	Thereafter	Total	Estimated Fair Value as of December 31, 2021
Money market funds	$20,312	$—	$—	$—	$—	$—	$20,312	$20,312
Weighted average interest rate	(0.02)%	—%	—%	—%	—%	—%	(0.02)%
Corporate debt securities	18,063	6,253	8,231	2,044	921	—	35,512	35,764
Weighted average interest rate	0.34%	1.02%	1.02%	1.35%	1.22%	—%	0.70%
U.S. government and agency securities	1,584	837	561	672	558	61	4,273	4,300
Weighted average interest rate	0.30%	0.39%	1.00%	1.14%	0.99%	1.01%	0.65%
Asset-backed securities	1,237	1,966	1,722	959	312	500	6,696	6,738
Weighted average interest rate	1.19%	0.93%	1.28%	1.27%	0.99%	1.14%	1.14%
Foreign government and agency securities	105	52	22	—	—	—	179	181
Weighted average interest rate	0.97%	1.12%	0.74%	—%	—%	—%	0.98%
Other fixed income securities	142	264	222	57	—	—	685	686
Weighted average interest rate	0.65%	0.93%	0.68%	1.35%	—%	—%	0.83%
	$41,443	$9,372	$10,758	$3,732	$1,791	$561	$67,657
Cash equivalents and marketable fixed income securities								$67,981
As of December 31, 2021, we had long-term debt with a face value of $50.6 billion, including the current portion, primarily consisting of fixed rate unsecured senior notes. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.

Foreign Exchange Risk
During 2021, net sales from our International segment accounted for 27% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the year compared to rates in effect the prior year, International segment net sales increased by $3.0 billion in comparison with the prior year.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2021, of $22.7 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $1.1 billion, $2.3 billion, and $4.5 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of December 31, 2021, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $285 million, $575 million, and $1.1 billion, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of December 31, 2021, our recorded value in equity and equity warrant investments in public and private companies was $22.3 billion. Our equity and equity warrant investments in publicly traded companies, which primarily relate to Rivian Automotive, Inc., represent $20.3 billion of our investments as of December 31, 2021, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic climate provides additional uncertainty. As such, we believe that market sensitivities are not practicable. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures” for additional information.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 3, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes
Description of the Matter
As discussed in Notes 1 and 9 of the consolidated financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions and during the ordinary course of business, there are many tax positions for which the ultimate tax determination is uncertain. As a result, significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition.
Auditing the recognition and measurement of the Company’s tax contingencies was challenging because the evaluation of whether a tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex and involves significant auditor judgment. Management’s evaluation of tax positions may involve the use of valuation methodologies and assumptions, including forecasts of income or loss, and is based on interpretations of tax laws and legal rulings.

How We Addressed the Matter in Our Audit
We tested controls over the Company’s process to assess the technical merits of its tax contingencies, including controls over the assessment as to whether a tax position is more likely than not to be sustained; measurement of the benefit of its tax positions, including the selection of valuation methodologies and assumptions; determination of forecasts of income or loss; and development of the related disclosures.
We involved our international tax, transfer pricing, and research and development tax professionals in assessing the technical merits of certain of the Company’s tax positions. Depending on the nature of the specific tax position and, as applicable, developments with the relevant tax authorities relating thereto, our procedures included obtaining and examining the Company’s analysis including the Company’s correspondence with such tax authorities and evaluating the underlying facts upon which the tax positions are based. We used our knowledge of and experience with international, transfer pricing, and other income tax laws by the relevant income tax authorities to evaluate the Company’s accounting for its tax contingencies. We evaluated developments in the applicable regulatory environments to assess potential effects on the Company’s positions, including recent decisions in relevant court cases. We analyzed the appropriateness of the Company’s valuation methodologies and assumptions, including the determination of forecasts of income or loss, and the accuracy of the Company’s calculations and data used to determine the amount of tax benefits to recognize. We have also evaluated the Company’s income tax disclosures in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.
Seattle, Washington
February 3, 2022

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2020	2021
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$32,173	$36,410	$42,377
OPERATING ACTIVITIES:
Net income	11,588	21,331	33,364
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	21,789	25,251	34,296
Stock-based compensation	6,864	9,208	12,757
Other operating expense (income), net	164	(71)	137
Other expense (income), net	(249)	(2,582)	(14,306)
Deferred income taxes	796	(554)	(310)
Changes in operating assets and liabilities:
Inventories	(3,278)	(2,849)	(9,487)
Accounts receivable, net and other	(7,681)	(8,169)	(18,163)
Accounts payable	8,193	17,480	3,602
Accrued expenses and other	(1,383)	5,754	2,123
Unearned revenue	1,711	1,265	2,314
Net cash provided by (used in) operating activities	38,514	66,064	46,327
INVESTING ACTIVITIES:
Purchases of property and equipment	(16,861)	(40,140)	(61,053)
Proceeds from property and equipment sales and incentives	4,172	5,096	5,657
Acquisitions, net of cash acquired, and other	(2,461)	(2,325)	(1,985)
Sales and maturities of marketable securities	22,681	50,237	59,384
Purchases of marketable securities	(31,812)	(72,479)	(60,157)
Net cash provided by (used in) investing activities	(24,281)	(59,611)	(58,154)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	1,402	6,796	7,956
Repayments of short-term debt, and other	(1,518)	(6,177)	(7,753)
Proceeds from long-term debt	871	10,525	19,003
Repayments of long-term debt	(1,166)	(1,553)	(1,590)
Principal repayments of finance leases	(9,628)	(10,642)	(11,163)
Principal repayments of financing obligations	(27)	(53)	(162)
Net cash provided by (used in) financing activities	(10,066)	(1,104)	6,291
Foreign currency effect on cash, cash equivalents, and restricted cash	70	618	(364)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,237	5,967	(5,900)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$36,410	$42,377	$36,477
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2019	2020	2021
Net product sales	$160,408	$215,915	$241,787
Net service sales	120,114	170,149	228,035
Total net sales	280,522	386,064	469,822
Operating expenses:
Cost of sales	165,536	233,307	272,344
Fulfillment	40,232	58,517	75,111
Technology and content	35,931	42,740	56,052
Marketing	18,878	22,008	32,551
General and administrative	5,203	6,668	8,823
Other operating expense (income), net	201	(75)	62
Total operating expenses	265,981	363,165	444,943
Operating income	14,541	22,899	24,879
Interest income	832	555	448
Interest expense	(1,600)	(1,647)	(1,809)
Other income (expense), net	203	2,371	14,633
Total non-operating income (expense)	(565)	1,279	13,272
Income before income taxes	13,976	24,178	38,151
Provision for income taxes	(2,374)	(2,863)	(4,791)
Equity-method investment activity, net of tax	(14)	16	4
Net income	$11,588	$21,331	$33,364
Basic earnings per share	$23.46	$42.64	$65.96
Diluted earnings per share	$23.01	$41.83	$64.81
Weighted-average shares used in computation of earnings per share:
Basic	494	500	506
Diluted	504	510	515
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2019	2020	2021
Net income	$11,588	$21,331	$33,364
Other comprehensive income (loss):
Net change in foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax of $(5), $(36), and $47	78	561	(819)
Reclassification adjustment for foreign currency translation included in “Other operating expense (income), net,” net of tax of $29, $0, and $0	(108)	—	—
Net foreign currency translation adjustments	(30)	561	(819)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $(12), $(83), and $72	83	273	(343)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $8, and $13	(4)	(28)	(34)
Net unrealized gains (losses) on available-for-sale debt securities	79	245	(377)
Total other comprehensive income (loss)	49	806	(1,196)
Comprehensive income	$11,637	$22,137	$32,168
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$42,122	$36,220
Marketable securities	42,274	59,829
Inventories	23,795	32,640
Accounts receivable, net and other	24,542	32,891
Total current assets	132,733	161,580
Property and equipment, net	113,114	160,281
Operating leases	37,553	56,082
Goodwill	15,017	15,371
Other assets	22,778	27,235
Total assets	$321,195	$420,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,539	$78,664
Accrued expenses and other	44,138	51,775
Unearned revenue	9,708	11,827
Total current liabilities	126,385	142,266
Long-term lease liabilities	52,573	67,651
Long-term debt	31,816	48,744
Other long-term liabilities	17,017	23,643
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 527 and 532
Outstanding shares — 503 and 509	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	42,865	55,538
Accumulated other comprehensive income (loss)	(180)	(1,376)
Retained earnings	52,551	85,915
Total stockholders’ equity	93,404	138,245
Total liabilities and stockholders’ equity	$321,195	$420,549
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2019	491	$5	$(1,837)	$26,791	$(1,035)	$19,625	$43,549
Cumulative effect of change in accounting principle related to leases	—	—	—	—	—	7	7
Net income	—	—	—	—	—	11,588	11,588
Other comprehensive income (loss)	—	—	—	—	49	—	49
Stock-based compensation and issuance of employee benefit plan stock	7	—	—	6,867	—	—	6,867
Balance as of December 31, 2019	498	5	(1,837)	33,658	(986)	31,220	62,060
Net income	—	—	—	—	—	21,331	21,331
Other comprehensive income (loss)	—	—	—	—	806	—	806
Stock-based compensation and issuance of employee benefit plan stock	5	—	—	9,207	—	—	9,207
Balance as of December 31, 2020	503	5	(1,837)	42,865	(180)	52,551	93,404
Net income	—	—	—	—	—	33,364	33,364
Other comprehensive income (loss)	—	—	—	—	(1,196)	—	(1,196)
Stock-based compensation and issuance of employee benefit plan stock	6	—	—	12,673	—	—	12,673
Balance as of December 31, 2021	509	$5	$(1,837)	$55,538	$(1,376)	$85,915	$138,245
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS, ACCOUNTING POLICIES, AND SUPPLEMENTAL DISCLOSURES
Description of Business
We seek to be Earth’s most customer-centric company. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, content creators, advertisers, and employees. We serve consumers through our online and physical stores and focus on selection, price, and convenience. We offer programs that enable sellers to grow their businesses, sell their products in our stores, and fulfill orders through us, and programs that allow authors, musicians, filmmakers, Twitch streamers, skill and app developers, and others to publish and sell content. We serve developers and enterprises of all sizes through AWS, which offers a broad set of on-demand technology services, including compute, storage, database, analytics, and machine learning, and other services. We also manufacture and sell electronic devices. In addition, we provide advertising services to sellers, vendors, publishers, authors, and others, through programs such as sponsored ads, display, and video advertising.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, inventory valuation, collectability of receivables, and valuation and impairment of investments. Actual results could differ materially from these estimates. For example, in Q4 2021 we completed a useful life study for our servers and networking equipment and are increasing the useful lives from four years to five years for servers and from five years to six years for networking equipment in January 2022, which, based on servers and networking equipment that are included in “Property and equipment, net” as of December 31, 2021, will have an anticipated impact to our 2022 operating income of $3.1 billion. We had previously increased the useful life of our servers from three years to four years in January 2020.
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Year Ended December 31,
	2019	2020	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt	$875	$916	$1,098
Cash paid for operating leases	$3,361	$4,475	$6,722
Cash paid for interest on finance leases	$647	$612	$521
Cash paid for interest on financing obligations	$39	$102	$153
Cash paid for income taxes, net of refunds	$881	$1,713	$3,688
Assets acquired under operating leases	$7,870	$16,217	$25,369
Property and equipment acquired under finance leases	$13,723	$11,588	$7,061
Property and equipment acquired under build-to-suit lease arrangements	$1,362	$2,267	$5,616

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
The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2019	2020	2021
Shares used in computation of basic earnings per share	494	500	506
Total dilutive effect of outstanding stock awards	10	10	9
Shares used in computation of diluted earnings per share	504	510	515
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
Advertising services - We provide advertising services to sellers, vendors, publishers, authors, and others, through programs such as sponsored ads, display, and video advertising. Revenue is recognized as ads are delivered based on the number of clicks or impressions.
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
Other - Other revenue includes sales related to various other service offerings, which are recognized as or when those services are performed.
Return Allowances
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and other” and were $712 million, $859 million, and $1.0 billion as of December 31, 2019, 2020, and 2021. Additions to the allowance were $2.5 billion, $3.5 billion, and $5.1 billion and deductions from the allowance were $2.5 billion, $3.6 billion, and $4.9 billion in 2019, 2020, and 2021. Included in “Inventories” on our consolidated balance sheets are assets totaling $629 million, $852 million, and $882 million as of December 31, 2019, 2020, and 2021, for the rights to recover products from customers associated with our liabilities for return allowances.

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
Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International segments’ fulfillment centers, physical stores, and customer service centers, including facilities and equipment expenses, such as depreciation and amortization, and rent; costs attributable to buying, receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; payment processing and related transaction costs, including costs associated with our guarantee for certain seller transactions; responding to inquiries from customers; and supply chain management for our manufactured electronic devices. Fulfillment costs also include amounts paid to third parties that assist us in fulfillment and customer service operations.
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
Advertising and other promotional costs to market our products and services are expensed as incurred and were $11.0 billion, $10.9 billion, and $16.9 billion in 2019, 2020, and 2021.
General and Administrative
General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses; facilities and equipment expenses, such as depreciation and amortization expense and rent; and professional fees.
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
Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Marketable equity securities valuation gains (losses)	$7	$525	$11,526
Equity warrant valuation gains (losses)	11	1,527	1,315
Upward adjustments relating to equity investments in private companies	328	342	1,866
Foreign currency gains (losses)	(20)	35	(55)
Other, net	(123)	(58)	(19)
Total other income (expense), net	203	2,371	14,633
Included in other income (expense), net in 2021 is a marketable equity securities valuation gain of $11.8 billion from our equity investment in Rivian Automotive, Inc. (“Rivian”). Our investment in Rivian’s preferred stock was accounted for at cost, with adjustments for observable changes in prices or impairments, prior to Rivian’s initial public offering in November 2021, which resulted in the conversion of our preferred stock to Class A common stock. As of December 31, 2021, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 18% ownership interest, and an approximate 16% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles, and one of our employees serving on Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, and the 2021 valuation gain is primarily comprised of the gain recognized upon the initial public offering, and also includes subsequent changes in fair value through December 31, 2021. As of December 31, 2021, our equity investment in Rivian had a fair value of $15.6 billion, which reflects a discount for lack of marketability until Q1 2022 of approximately $800 million due to regulatory sales restrictions, and is included in “Marketable securities” on our consolidated balance sheets.
Summarized financial information of Rivian as disclosed in its SEC filings is as follows (in millions):

	Year Ended December 31, 2019	Year Ended December 31, 2020	Nine Months Ended September 30, 2021
Revenues	$—	$—	$1
Gross profit	—	—	(82)
Loss from operations	(409)	(1,021)	(1,766)
Net loss	(426)	(1,018)	(2,227)

	December 31, 2020	September 30, 2021
Total current assets	$3,016	$5,345
Total assets	4,602	8,488
Total current liabilities	611	1,047
Total liabilities	742	4,201
Contingently redeemable convertible preferred stock	5,244	7,894

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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2020 and 2021.
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2020 and 2021, these warrants had a fair value of $3.0 billion and $3.4 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are primarily classified as Level 2 assets.
Cash and Cash Equivalents
We classify all highly liquid instruments with an original maturity of three months or less as cash equivalents.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $2.3 billion and $2.6 billion as of December 31, 2020 and 2021.

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
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2020 and 2021, customer receivables, net, were $14.8 billion and $20.2 billion, vendor receivables, net, were $4.8 billion and $5.3 billion, and seller receivables, net, were $381 million and $1.0 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $718 million, $1.1 billion, and $1.1 billion as of December 31, 2019, 2020, and 2021. Additions to the allowance were $1.0 billion, $1.4 billion, and $1.0 billion, and deductions to the allowance were $793 million, $1.0 billion, and $1.1 billion in 2019, 2020, and 2021.
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
If we do not control the building after the construction period ends, the assets and liabilities for construction costs are derecognized, and we classify the lease as operating.
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
We completed the required annual impairment test of goodwill for all reporting units and indefinite-lived intangible assets as of April 1, 2021, resulting in no impairments. The fair value of our reporting units substantially exceeded their carrying value. There were no events that caused us to update our annual impairment test. See “Note 5 — Acquisitions, Goodwill, and Acquired Intangible Assets.”
Other Assets
Included in “Other assets” on our consolidated balance sheets are amounts primarily related to video and music content, net of accumulated amortization; acquired intangible assets, net of accumulated amortization; equity warrant assets; long-term deferred tax assets; and certain equity investments.
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
Our produced and licensed video content is primarily monetized together as a unit, referred to as a film group, in each major geography where we offer Amazon Prime memberships. These film groups are evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The total capitalized costs of video, which is primarily released content, and music as of December 31, 2020 and 2021 were $6.8 billion and $10.7 billion.

Total video and music expense was $11.0 billion and $13.0 billion for the year ended December 31, 2020 and 2021. Total video and music expense includes licensing and production costs associated with content offered within Amazon Prime memberships, and costs associated with digital subscriptions and sold or rented content.
Investments
We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in “Cash and cash equivalents” or “Marketable securities” on the accompanying consolidated balance sheets.
Marketable fixed income securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss).” Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses are recorded as an allowance through “Other income (expense), net” on our consolidated statements of operations.
Equity investments in private companies for which we do not have the ability to exercise significant influence are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified as “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations. Each reporting period, we perform a qualitative assessment to evaluate whether the investment is impaired. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, we write it down to its estimated fair value. As of December 31, 2020 and 2021, these investments had a carrying value of $2.7 billion and $603 million.
Equity investments are accounted for using the equity method of accounting, or at fair value if we elect the fair value option, if the investment gives us the ability to exercise significant influence, but not control, over an investee. Equity-method investments are included within “Other assets” on our consolidated balance sheets. Our share of the earnings or losses as reported by equity-method investees, amortization of basis differences, related gains or losses, and impairments, if any, are recognized in “Equity-method investment activity, net of tax” on our consolidated statements of operations. Each reporting period, we evaluate whether declines in fair value below carrying value are other-than-temporary and if so, we write down the investment to its estimated fair value.
Equity investments that have readily determinable fair values, including investments for which we have elected the fair value option, are included in “Marketable securities” on our consolidated balance sheets and measured at fair value with changes recognized in “Other income (expense), net” on our consolidated statements of operations.
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
For long-lived assets used in operations, including lease assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2020 and 2021.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are liabilities primarily related to leases and asset retirement obligations, tax-related liabilities, payroll and related expenses, unredeemed gift cards, customer liabilities, marketing liabilities, current debt, acquired digital media content, and other operating expenses.
As of December 31, 2020 and 2021, our liabilities for payroll related expenses were $7.6 billion and $9.1 billion and our liabilities for unredeemed gift cards were $4.7 billion and $5.2 billion. We reduce the liability for a gift card when redeemed by a customer. The portion of gift cards that we do not expect to be redeemed is recognized based on customer usage patterns.

Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2020 was $11.6 billion, of which $9.3 billion was recognized as revenue during the year ended December 31, 2021 and our total unearned revenue as of December 31, 2021 was $14.0 billion. Included in “Other long-term liabilities” on our consolidated balance sheets was $1.9 billion and $2.2 billion of unearned revenue as of December 31, 2020 and 2021.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $80.4 billion as of December 31, 2021. The weighted average remaining life of our long-term contracts is 3.8 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Other Long-Term Liabilities
Included in “Other long-term liabilities” on our consolidated balance sheets are liabilities primarily related to financing obligations, asset retirement obligations, deferred tax liabilities, unearned revenue, tax contingencies, and digital video and music content.
Foreign Currency
We have internationally-focused stores for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these stores is generally the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Foreign currency effect on cash, cash equivalents, and restricted cash,” on our consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded gains (losses) of $(95) million, $(118) million, and $19 million in 2019, 2020, and 2021.

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2020 and 2021, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,063	$—	$—	$10,063
Level 1 securities:
Money market funds	27,430	—	—	27,430
Equity securities (1)				617
Level 2 securities:
Foreign government and agency securities	5,130	1	—	5,131
U.S. government and agency securities	7,410	30	(1)	7,439
Corporate debt securities	29,684	305	(1)	29,988
Asset-backed securities	3,206	32	(3)	3,235
Other fixed income securities	701	9	—	710
Equity securities (1)				40
	$83,624	$377	$(5)	$84,653
Less: Restricted cash, cash equivalents, and marketable securities (2)				(257)
Total cash, cash equivalents, and marketable securities				$84,396

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,942	$—	$—	$10,942
Level 1 securities:
Money market funds	20,312	—	—	20,312
Equity securities (1)				1,646
Level 2 securities:
Foreign government and agency securities	181	—	—	181
U.S. government and agency securities	4,316	9	(25)	4,300
Corporate debt securities	35,810	75	(121)	35,764
Asset-backed securities	6,763	7	(32)	6,738
Other fixed income securities	688	2	(4)	686
Equity securities (1)(3)				15,740
	$79,012	$93	$(182)	$96,309
Less: Restricted cash, cash equivalents, and marketable securities (2)				(260)
Total cash, cash equivalents, and marketable securities				$96,049
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $4 million, $448 million, and $11.6 billion for the years ended December 31, 2019, 2020, and 2021.
(2)We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable fixed income securities primarily as collateral for real estate, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. We classify cash, cash equivalents, and marketable fixed income securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 7 — Commitments and Contingencies.”
(3)Our equity investment in Rivian of $15.6 billion reflects a discount for lack of marketability until Q1 2022 due to regulatory sales restrictions. In addition, we are subject to contractual sales restrictions until Q2 2022.
The following table summarizes gross gains and gross losses realized on sales of marketable fixed income securities (in millions):

	Year Ended December 31,
	2019	2020	2021
Realized gains	$11	$92	$85
Realized losses	7	56	38
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of December 31, 2021 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$39,070	$39,075
Due after one year through five years	22,790	22,712
Due after five years through ten years	2,124	2,121
Due after ten years	4,086	4,073
Total	$68,070	$67,981
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

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2020	December 31, 2021
Cash and cash equivalents	$42,122	$36,220
Restricted cash included in accounts receivable, net and other	233	242
Restricted cash included in other assets	22	15
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$42,377	$36,477
Note 3 — PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2020	2021
Gross property and equipment (1):
Land and buildings	$57,324	$81,104
Equipment	97,224	128,683
Other assets	3,772	4,118
Construction in progress	15,228	24,895
Gross property and equipment	173,548	238,800
Total accumulated depreciation and amortization (1)	60,434	78,519
Total property and equipment, net	$113,114	$160,281
__________________
(1)Includes the original cost and accumulated depreciation of fully-depreciated assets.
Depreciation and amortization expense on property and equipment was $15.1 billion, $16.2 billion, and $22.9 billion which includes amortization of property and equipment acquired under finance leases of $10.1 billion, $8.5 billion, and $9.9 billion for 2019, 2020, and 2021.

Note 4 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment, delivery, office, physical store, data center, and sortation facilities as well as server and networking equipment, vehicles, and aircraft. Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $68.1 billion and $72.2 billion as of December 31, 2020 and 2021. Accumulated amortization associated with finance leases was $36.5 billion and $43.4 billion as of December 31, 2020 and 2021.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Operating lease cost	$3,669	$5,019	$7,199
Finance lease cost:
Amortization of lease assets	10,094	8,452	9,857
Interest on lease liabilities	695	617	473
Finance lease cost	10,789	9,069	10,330
Variable lease cost	966	1,238	1,556
Total lease cost	$15,424	$15,326	$19,085
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2020	December 31, 2021

Weighted-average remaining lease term – operating leases	10.7 years	11.3 years
Weighted-average remaining lease term – finance leases	6.2 years	8.1 years
Weighted-average discount rate – operating leases	2.5%	2.2%
Weighted-average discount rate – finance leases	2.1%	2.0%
Our lease liabilities were as follows (in millions):

	December 31, 2020
	Operating Leases	Finance Leases	Total

Gross lease liabilities	$44,833	$30,437	$75,270
Less: imputed interest	(5,734)	(2,003)	(7,737)
Present value of lease liabilities	39,099	28,434	67,533
Less: current portion of lease liabilities	(4,586)	(10,374)	(14,960)
Total long-term lease liabilities	$34,513	$18,060	$52,573

	December 31, 2021
	Operating Leases	Finance Leases	Total

Gross lease liabilities	$66,269	$25,866	$92,135
Less: imputed interest	(7,939)	(2,113)	(10,052)
Present value of lease liabilities	58,330	23,753	82,083
Less: current portion of lease liabilities	(6,349)	(8,083)	(14,432)
Total long-term lease liabilities	$51,981	$15,670	$67,651
Note 5 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2019 Acquisition Activity
During 2019, we acquired certain companies for an aggregate purchase price of $315 million, net of cash acquired.

2020 Acquisition Activity
During 2020, we acquired certain companies for an aggregate purchase price of $1.2 billion, net of cash acquired, of which $1.1 billion was capitalized to in-process research and development intangible assets (“IPR&D”).
2021 Acquisition Activity
During 2021, we acquired certain companies for an aggregate purchase price of $496 million, net of cash acquired.
The primary reason for all acquisitions was to acquire technologies and know-how to enable Amazon to serve customers more effectively. Acquisition-related costs were expensed as incurred.
Pro forma results of operations have not been presented because the effects of 2021 acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.
Goodwill
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of the acquired companies is generally not deductible for tax purposes. The following summarizes our goodwill activity in 2020 and 2021 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2020	$12,264	$1,300	$1,190	$14,754
New acquisitions	204	6	2	212
Other adjustments (1)	59	(18)	10	51
Goodwill - December 31, 2020	12,527	1,288	1,202	15,017
New acquisitions	230	60	76	366
Other adjustments (1)	1	(21)	8	(12)
Goodwill - December 31, 2021	$12,758	$1,327	$1,286	$15,371
 ___________________
(1)Primarily includes changes in foreign exchange rates.

Intangible Assets
Acquired identifiable intangible assets are valued primarily by using discounted cash flows. These assets are included within “Other assets” on our consolidated balance sheets and consist of the following (in millions):

	December 31,
	2020			2021
	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Weighted Average Life Remaining
Finite-lived intangible assets (2):
Marketing-related	$2,289	$(445)	$1,844	$2,286	$(548)	$1,738	19.3
Contract-based	1,917	(418)	1,499	2,327	(565)	1,762	8.9
Technology- and content-based	948	(555)	393	976	(610)	366	3.1
Customer-related	179	(77)	102	197	(103)	94	2.9
Total finite-lived intangible assets	$5,333	$(1,495)	$3,838	$5,786	$(1,826)	$3,960	12.8
IPR&D and other (3)	$1,143		$1,143	$1,147		$1,147
Total acquired intangibles	$6,476	$(1,495)	$4,981	$6,933	$(1,826)	$5,107
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
Amortization expense for acquired finite-lived intangibles was $565 million, $509 million, and $512 million in 2019, 2020, and 2021. Expected future amortization expense of acquired finite-lived intangible assets as of December 31, 2021 is as follows (in millions):

Year Ended December 31,
2022	$528
2023	452
2024	378
2025	318
2026	290
Thereafter	1,994
$3,960

Note 6 — DEBT
As of December 31, 2021, we had $49.7 billion of unsecured senior notes outstanding (the “Notes”). We issued $18.5 billion of Notes in May 2021, of which $1.0 billion was issued for green or social projects, such as projects related to clean transportation, renewable energy, sustainable buildings, affordable housing, or socioeconomic advancement and empowerment, and the remainder for general corporate purposes. We also had other long-term debt and borrowings under our credit facility of $924 million and $803 million as of December 31, 2020 and 2021. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2020	December 31, 2021
2012 Notes issuance of $3.0 billion	2022	2.50%	2.66%	1,250	1,250
2014 Notes issuance of $6.0 billion	2024 - 2044	3.80% - 4.95%	3.90% - 5.11%	5,000	4,000
2017 Notes issuance of $17.0 billion	2023 - 2057	2.40% - 5.20%	2.56% - 4.33%	16,000	16,000
2020 Notes issuance of $10.0 billion	2023 - 2060	0.40% - 2.70%	0.56% - 2.77%	10,000	10,000
2021 Notes issuance of $18.5 billion	2023 - 2061	0.25% - 3.25%	0.35% - 3.31%	—	18,500
Credit Facility				338	803
Other long-term debt				586	—
Total face value of long-term debt				33,174	50,553
Unamortized discount and issuance costs, net				(203)	(318)
Less current portion of long-term debt				(1,155)	(1,491)
Long-term debt				$31,816	$48,744
___________________
(1)The weighted-average remaining lives of the 2012, 2014, 2017, 2020 and 2021 Notes were 0.9, 13.6, 15.2, 17.7 and 14.3 years as of December 31, 2021. The combined weighted-average remaining life of the Notes was 14.9 years as of December 31, 2021.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $37.7 billion and $53.3 billion as of December 31, 2020 and 2021, which is based on quoted prices for our debt as of those dates.
We have a $1.0 billion secured revolving credit facility with a lender that is secured by certain seller receivables, which we increased from $740 million in November 2021 and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until October 2022, bears interest at the London interbank offered rate (“LIBOR”) plus 1.40%, and has a commitment fee of 0.50% on the undrawn portion. There were $338 million and $803 million of borrowings outstanding under the Credit Facility as of December 31, 2020 and 2021, which had a weighted-average interest rate of 3.0% and 2.7%, respectively. As of December 31, 2020 and 2021, we have pledged $398 million and $918 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2020 and 2021.
As of December 31, 2021, future principal payments for our total long-term debt were as follows (in millions):

Year Ended December 31,
2022	$1,493
2023	3,560
2024	5,750
2025	2,250
2026	2,750
Thereafter	34,750
$50,553
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $10.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were $725 million of borrowings outstanding under the Commercial Paper Programs as of December 31, 2020 and 2021, which were included in “Accrued expenses and other” on our consolidated balance sheets and had a weighted-average effective interest rate, including issuance costs, of 0.11% and 0.08%, respectively. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We also have a $7.0 billion unsecured revolving credit facility with a syndicate of lenders with a term that extends to June 2023, which was amended in November 2021 to replace LIBOR as the applicable benchmark rate for loans denominated in certain foreign currencies (the “Credit Agreement”). It may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.50%, with a commitment fee of 0.04% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2020 and 2021.
We also utilize other short-term credit facilities for working capital purposes. These amounts are included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $7.2 billion of unused letters of credit as of December 31, 2021.
Note 7 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of December 31, 2021 (in millions):

	Year Ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt principal and interest	$2,841	$4,852	$7,014	$3,400	$3,829	$52,784	$74,720
Operating lease liabilities	7,838	7,178	6,649	6,128	5,574	32,902	66,269
Finance lease liabilities, including interest	8,278	4,772	2,278	1,355	1,220	7,963	25,866
Financing obligations, including interest (1)	423	422	419	410	417	6,404	8,495
Leases not yet commenced	1,206	1,902	2,094	2,145	2,237	21,571	31,155
Unconditional purchase obligations (2)	5,969	5,910	5,158	4,213	4,159	9,493	34,902
Other commitments (3)(4)	2,905	1,620	1,290	1,006	1,137	11,325	19,283
Total commitments	$29,460	$26,656	$24,902	$18,657	$18,573	$142,442	$260,690
___________________
(1)Includes non-cancellable financing obligations for fulfillment, sortation, and data center facilities. Excluding interest, current financing obligations of $111 million and $196 million are recorded within “Accrued expenses and other” and $3.4 billion and $6.2 billion are recorded within “Other long-term liabilities” as of December 31, 2020 and 2021. The weighted-average remaining term of the financing obligations was 19.0 and 18.8 years and the weighted-average imputed interest rate was 3.8% and 3.2% as of December 31, 2020 and 2021.
(2)Includes unconditional purchase obligations related to long-term agreements to acquire and license digital media content that are not reflected on the consolidated balance sheets and certain products offered in our Whole Foods Market stores. For those digital media content agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities and/or pricing as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified.
(3)Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction, asset retirement obligations, and liabilities associated with digital media content agreements with initial terms greater than one year.
(4)Excludes approximately $3.2 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
In addition, in May 2021, we entered into an agreement to acquire MGM Holdings Inc. (“MGM”) for approximately $8.5 billion, including MGM’s debt, subject to customary closing conditions. We expect to fund this acquisition with cash on hand.
Suppliers
During 2021, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

Other Contingencies
We are disputing claims and denials of refunds or credits related to various non-income taxes (such as sales, value added, consumption, service, and similar taxes), including in jurisdictions in which we already collect and remit these taxes. These non-income tax controversies typically relate to (i) the taxability of products and services, including cross-border intercompany transactions, (ii) collection and withholding on transactions with third parties, and (iii) the adequacy of compliance with reporting obligations, including evolving documentation requirements. Due to the inherent complexity and uncertainty of these matters and the judicial and regulatory processes in certain jurisdictions, the final outcome of any such controversies may be materially different from our expectations.
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
In July 2021, the Luxembourg National Commission for Data Protection (the “CNPD”) issued a decision against Amazon Europe Core S.à r.l. claiming that Amazon’s processing of personal data did not comply with the EU General Data Protection Regulation. The decision imposes a fine of €746 million and corresponding practice revisions. We believe the CNPD’s decision to be without merit and intend to defend ourselves vigorously in this matter.
In November 2021, Jawbone Innovations, LLC filed a complaint against Amazon.com, Inc. and Amazon.com Services, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that Amazon Echo smart speakers and displays, Fire TV Cube, and Echo Buds infringe U.S. Patent Nos. 7,246,058, entitled “Detecting Voiced and Unvoiced Speech Using Both Acoustic and Nonacoustic Sensors”; 8,019,091, entitled “Voice Activity

Detector (VAD)-Based Multiple-Microphone Acoustic Noise Suppression”; 8,280,072, entitled “Microphone Array with Rear Venting”; 8,321,213 and 8,326,611, both entitled “Acoustic Voice Activity Detection (AVAD) for Electronic Systems”; 8,467,543, entitled “Microphone and Voice Activity Detection (VAD) Configurations for Use with Communications Systems”; 10,779,080, entitled “Dual Omnidirectional Microphone Array (DOMA)”; and 11,122,357, entitled “Forming Virtual Microphone Arrays Using Dual Omnidirectional Microphone Array (DOMA).” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In December 2021, the Italian Competition Authority (the “ICA”) issued a decision against Amazon Services Europe S.à r.l., Amazon Europe Core S.à r.l., Amazon EU S.à r.l., Amazon Italia Services S.r.l., and Amazon Italia Logistica S.r.l. claiming that certain of our marketplace and logistics practices in Italy infringed EU competition rules. The decision imposes a fine of €1.13 billion and remedial actions. We believe the ICA’s decision to be without merit and intend to defend ourselves vigorously in this matter.
In January 2022, VideoLabs, Inc. and VL Collective IP LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the Western District of Texas. The complaint alleges, among other things, that Amazon Prime Video, Amazon Glow, Amazon Echo Show, Fire TV, Fire TV Cube, Fire TV Stick, Fire Tablets, AWS Elemental MediaConvert, AWS Elemental Live, AWS Elemental Server, AWS Elemental MediaPackage, AWS Elemental MediaLive, and Amazon Elastic Transcoder infringe U.S. Patent Nos. 7,769,238 and 8,139,878, both entitled “Picture Coding Method and Picture Decoding Method”; and 7,970,059, entitled “Variable Length Coding Method and Variable Length Decoding Method”; that Amazon Prime Video, AWS Elemental MediaConvert, AWS Elemental Live, AWS Elemental Server, AWS Elemental MediaPackage, AWS Elemental MediaLive, Amazon Elastic Transcoder, and Amazon Kinesis Video Streams infringe U.S. Patent No. 8,605,794, entitled “Method for Synchronizing Content-Dependent Data Segments of Files”; that Amazon Echo Show, Amazon Echo Spot, Amazon Connect, Amazon Chime, and Amazon Kinesis Video Streams infringe U.S. Patent No. 7,266,682, entitled “Method and System for Transmitting Data from a Transmitter to a Receiver and Transmitter and Receiver Therefore”; that AWS Auto Scaling and Amazon EC2 Auto Scaling infringe U.S. Patent No. 6,880,156, entitled “Demand Responsive Method and Apparatus to Automatically Activate Spare Servers”; and that Amazon Prime Video infringes U.S. Patent No. 7,440,559, entitled “System and Associated Terminal, Method and Computer Program Product for Controlling the Flow of Content.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 512 million, 518 million, and 523 million, as of December 31, 2019, 2020, and 2021. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.

Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock in 2019, 2020, or 2021. During the period from January 1, 2022 through February 2, 2022, we repurchased 0.5 million shares of our common stock for $1.3 billion.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years.
Stock Award Activity
Stock-based compensation expense is as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Cost of sales	$149	$283	$540
Fulfillment	1,182	1,357	1,946
Technology and content	3,725	5,061	6,645
Marketing	1,135	1,710	2,530
General and administrative	673	797	1,096
Total stock-based compensation expense (1)	$6,864	$9,208	$12,757
___________________
(1)The related tax benefits were $1.4 billion, $1.9 billion, and $2.7 billion for 2019, 2020, and 2021.
The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2019	15.9	$1,024
Units granted	6.7	1,808
Units vested	(6.6)	827
Units forfeited	(1.7)	1,223
Outstanding as of December 31, 2019	14.3	1,458
Units granted	8.0	2,373
Units vested	(5.8)	1,239
Units forfeited	(1.3)	1,642
Outstanding as of December 31, 2020	15.2	2,004
Units granted	6.3	3,348
Units vested	(5.4)	1,704
Units forfeited	(2.1)	2,314
Outstanding as of December 31, 2021	14.0	2,684
Scheduled vesting for outstanding restricted stock units as of December 31, 2021, is as follows (in millions):

	Year Ended
	2022	2023	2024	2025	2026	Thereafter	Total
Scheduled vesting — restricted stock units	5.4	5.2	2.2	0.9	0.1	0.2	14.0
As of December 31, 2021, there was $16.6 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2019, 2020, and 2021 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
During 2019, 2020, and 2021, the fair value of restricted stock units that vested was $11.7 billion, $15.5 billion, and $18.2 billion.

Common Stock Available for Future Issuance
As of December 31, 2021, common stock available for future issuance to employees is 97 million shares.
Note 9 — INCOME TAXES
In 2019, 2020, and 2021, we recorded net tax provisions of $2.4 billion, $2.9 billion, and $4.8 billion. Tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions are reducing our U.S. taxable income. Cash taxes paid, net of refunds, were $881 million, $1.7 billion, and $3.7 billion for 2019, 2020, and 2021.
Certain foreign subsidiary earnings and losses are subject to current U.S. taxation and the subsequent repatriation of those earnings is not subject to tax in the U.S. The U.S. tax rules also provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. Our federal tax provision included the election of full expensing of qualified property for 2019 and a partial election for 2020 and 2021.
The components of the provision for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
U.S. Federal:
Current	$162	$1,835	$2,129
Deferred	914	(151)	155
Total	1,076	1,684	2,284
U.S. State:
Current	276	626	763
Deferred	8	(190)	(178)
Total	284	436	585
International:
Current	1,140	956	2,209
Deferred	(126)	(213)	(287)
Total	1,014	743	1,922
Provision for income taxes, net	$2,374	$2,863	$4,791
U.S. and international components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
U.S.	$13,285	$20,219	$35,879
International	691	3,959	2,272
Income before income taxes	$13,976	$24,178	$38,151

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Income taxes computed at the federal statutory rate	$2,935	$5,078	$8,012
Effect of:
Tax impact of foreign earnings and losses	453	(538)	(1,349)
State taxes, net of federal benefits	221	343	465
Tax credits	(466)	(639)	(1,136)
Stock-based compensation (1)	(850)	(1,107)	(1,094)
Foreign income deduction (2)	(72)	(372)	(301)
Other, net	153	98	194
Total	$2,374	$2,863	$4,791
___________________
(1)Includes non-deductible stock-based compensation and excess tax benefits from stock-based compensation. Our tax provision includes $1.4 billion, $1.8 billion, and $1.9 billion of excess tax benefits from stock-based compensation for 2019, 2020, and 2021.
(2)U.S. companies are eligible for a deduction that lowers the effective tax rate on certain foreign income. This regime is referred to as the Foreign-Derived Intangible Income deduction (“FDII”).
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
Our provision for income taxes in 2021 was higher than in 2020 primarily due to an increase in pretax income. This was partially offset by an increase in U.S. federal research and development credits and the impact of the distribution of certain intangible assets from Luxembourg to the U.S. in Q4 2021, resulting in the utilization of $2.6 billion of Luxembourg deferred tax assets previously subject to a valuation allowance.
We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.

Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2020	2021
Deferred tax assets (1):
Loss carryforwards U.S. - Federal/States	245	228
Loss carryforwards - Foreign	3,876	2,417
Accrued liabilities, reserves, and other expenses	2,457	2,821
Stock-based compensation	2,033	2,738
Depreciation and amortization	1,886	941
Operating lease liabilities	10,183	15,399
Other items	559	603
Tax credits	207	626
Total gross deferred tax assets	21,446	25,773
Less valuation allowances (2)	(5,803)	(3,596)
Deferred tax assets, net of valuation allowances	15,643	22,177
Deferred tax liabilities:
Depreciation and amortization	(5,508)	(3,562)
Operating lease assets	(9,539)	(14,422)
Assets held for investment	(569)	(4,019)
Other items	(893)	(668)
Net deferred tax assets (liabilities), net of valuation allowances	$(866)	$(494)
 ___________________
(1)Deferred tax assets are presented after tax effects and net of tax contingencies.
(2)Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions.
Our valuation allowances primarily relate to foreign deferred tax assets, including substantially all of our foreign net operating loss carryforwards as of December 31, 2021. Our foreign net operating loss carryforwards for income tax purposes as of December 31, 2021 were approximately $9.2 billion before tax effects and certain of these amounts are subject to annual limitations under applicable tax law. If not utilized, a portion of these losses will begin to expire in 2022.
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
The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2019	2020	2021
Gross tax contingencies – January 1	$3,414	$3,923	$2,820
Gross increases to tax positions in prior periods	216	88	403
Gross decreases to tax positions in prior periods	(181)	(465)	(354)
Gross increases to current period tax positions	707	507	507
Settlements with tax authorities	(207)	(1,207)	(60)
Lapse of statute of limitations	(26)	(26)	(74)
Gross tax contingencies – December 31 (1)	$3,923	$2,820	$3,242
 ___________________
(1)As of December 31, 2021, we had approximately $3.2 billion of accrued tax contingencies of which $1.6 billion, if fully recognized, would decrease our effective tax rate.

As of December 31, 2020 and 2021, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $83 million and $110 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2019, 2020, and 2021 was $4 million, $(48) million, and $28 million.
We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2016 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. We resolved the audits of tax years 2007 through 2015 with the IRS for amounts that were materially consistent with our accrual.
In October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. Based on that decision the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, for the period May 2006 through June 2014, and ordered Luxembourg tax authorities to calculate the actual amount of additional taxes subject to recovery. Luxembourg computed an initial recovery amount, consistent with the European Commission’s decision, which we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals. In December 2017, Luxembourg appealed the European Commission’s decision. In May 2018, we appealed. On May 12, 2021, the European Union General Court annulled the European Commission’s state aid decision. In July 2021, the European Commission appealed the decision to the European Court of Justice. We will continue to defend ourselves vigorously in this matter. We are also subject to taxation in various states and other foreign jurisdictions including China, France, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2009 and thereafter.
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

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
North America
Net sales	$170,773	$236,282	$279,833
Operating expenses	163,740	227,631	272,562
Operating income	$7,033	$8,651	$7,271
International
Net sales	$74,723	$104,412	$127,787
Operating expenses	76,416	103,695	128,711
Operating income (loss)	$(1,693)	$717	$(924)
AWS
Net sales	$35,026	$45,370	$62,202
Operating expenses	25,825	31,839	43,670
Operating income	$9,201	$13,531	$18,532
Consolidated
Net sales	$280,522	$386,064	$469,822
Operating expenses	265,981	363,165	444,943
Operating income	14,541	22,899	24,879
Total non-operating income (expense)	(565)	1,279	13,272
Provision for income taxes	(2,374)	(2,863)	(4,791)
Equity-method investment activity, net of tax	(14)	16	4
Net income	$11,588	$21,331	$33,364
Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Net Sales:
Online stores (1)	$141,247	$197,346	$222,075
Physical stores (2)	17,192	16,227	17,075
Third-party seller services (3)	53,762	80,461	103,366
Subscription services (4)	19,210	25,207	31,768
Advertising services (5)	12,625	19,773	31,160
AWS	35,026	45,370	62,202
Other (6)	1,460	1,680	2,176
Consolidated	$280,522	$386,064	$469,822
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
(5)Includes sales of advertising services to sellers, vendors, publishers, authors, and others, through programs such as sponsored ads, display, and video advertising.
(6)Includes sales related to various other service offerings.

Net sales are attributed to countries primarily based on country-focused online and physical stores or, for AWS purposes, the selling entity. Net sales attributed to countries that represent a significant portion of consolidated net sales are as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
United States	$193,636	$263,520	$314,006
Germany	22,232	29,565	37,326
United Kingdom	17,527	26,483	31,914
Japan	16,002	20,461	23,071
Rest of world	31,125	46,035	63,505
Consolidated	$280,522	$386,064	$469,822
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

	December 31,
	2019	2020	2021
North America (1)	$72,277	$108,405	$161,255
International (1)	30,709	42,212	57,983
AWS (2)	36,500	47,574	63,835
Corporate	85,762	123,004	137,476
Consolidated	$225,248	$321,195	$420,549
___________________
(1)North America and International segment assets primarily consist of property and equipment, operating leases, inventory, and accounts receivable.
(2)AWS segment assets primarily consist of property and equipment and accounts receivable.
Property and equipment, net by segment is as follows (in millions):

	December 31,
	2019	2020	2021
North America	$31,719	$54,912	$83,640
International	9,566	15,375	21,718
AWS	23,481	32,151	43,245
Corporate	7,939	10,676	11,678
Consolidated	$72,705	$113,114	$160,281
Total net additions to property and equipment by segment are as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
North America (1)	$11,752	$29,889	$37,397
International (1)	3,298	8,072	10,259
AWS (2)	13,058	16,530	22,047
Corporate	1,910	3,485	2,622
Consolidated	$30,018	$57,976	$72,325
___________________
(1)Includes property and equipment added under finance leases of $3.8 billion, $5.6 billion, and $3.6 billion in 2019, 2020, and 2021, and under build-to-suit lease arrangements of $1.3 billion, $2.7 billion, and $5.6 billion in 2019, 2020, and 2021.
(2)Includes property and equipment added under finance leases of $10.6 billion, $7.7 billion, and $3.5 billion in 2019, 2020, and 2021, and under build-to-suit lease arrangements of $0 million, $130 million, and $51 million in 2019, 2020, and 2021.

U.S. property and equipment, net and operating leases were $69.8 billion, $109.5 billion, and $155.0 billion, in 2019, 2020, and 2021, and non-U.S. property and equipment, net and operating leases were $28.0 billion, $41.2 billion, and $61.3 billion in 2019, 2020, and 2021. Except for the U.S., property and equipment, net and operating leases in any single country were less than 10% of consolidated property and equipment, net and operating leases.
Depreciation and amortization expense on property and equipment, including corporate property and equipment, are allocated to all segments based on usage. Total depreciation and amortization expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
North America	$5,106	$6,421	$9,234
International	1,886	2,215	3,022
AWS	8,158	7,603	10,653
Consolidated	$15,150	$16,239	$22,909

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control Over Financial Reporting
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amazon.com, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and our report dated February 3, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Seattle, Washington
February 3, 2022

Item 9B.	Other Information
Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Information About Our Executive Officers.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and, to the extent applicable, compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at amazon.com/ir.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2021
Consolidated Statements of Operations for each of the three years ended December 31, 2021
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2021
Consolidated Balance Sheets as of December 31, 2020 and 2021
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2021
Notes to Consolidated Financial Statements
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

4.7	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2019).

10.1†	1997 Stock Incentive Plan (amended and restated) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013).

10.2†	1999 Nonofficer Employee Stock Option Plan (amended and restated) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013).

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

10.8
Amended and Restated Credit Agreement, dated as of June 23, 2020, as amended by the First Amendment thereto, dated as of November 24, 2021, among Amazon.com, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.

21.1	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (included as Exhibit 101).
__________________
†    Executive Compensation Plan or Agreement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 3, 2022.

AMAZON.COM, INC.

By:	/s/ Andrew R. Jassy
Andrew R. Jassy
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 3, 2022.

Signature	Title

/s/ Andrew R. Jassy
Andrew R. Jassy	President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian T. Olsavsky
Brian T. Olsavsky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelley L. Reynolds
Shelley L. Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/s/ Jeffrey P. Bezos
Jeffrey P. Bezos	Executive Chair

/s/ Keith B. Alexander
Keith B. Alexander	Director

/s/ Edith W. Cooper
Edith W. Cooper	Director

/s/ Jamie S. Gorelick
Jamie S. Gorelick	Director

/s/ Daniel P. Huttenlocher
Daniel P. Huttenlocher	Director

/s/ Judith A. McGrath
Judith A. McGrath	Director

/s/ Indra K. Nooyi
Indra K. Nooyi	Director

/s/ Jonathan J. Rubinstein
Jonathan J. Rubinstein	Director

/s/ Patricia Q. Stonesifer
Patricia Q. Stonesifer	Director

/s/ Wendell P. Weeks
Wendell P. Weeks	Director