Form 10-Q
period 2022-03-31
AMAZON COM INC
filed 2022-04-29
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
508,720,481 shares of common stock, par value $0.01 per share, outstanding as of April 20, 2022

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2022	2021	2022
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$42,377	$36,477	$27,505	$34,155
OPERATING ACTIVITIES:
Net income (loss)	8,107	(3,844)	26,903	21,413
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	7,508	8,978	27,397	35,766
Stock-based compensation	2,306	3,250	9,757	13,701
Other operating expense (income), net	30	215	(108)	322
Other expense (income), net	(1,456)	8,689	(4,603)	(4,161)
Deferred income taxes	1,703	(2,001)	827	(4,014)
Changes in operating assets and liabilities:
Inventories	(304)	(2,614)	(4,545)	(11,797)
Accounts receivable, net and other	(2,255)	(1,516)	(11,686)	(17,424)
Accounts payable	(8,266)	(9,380)	17,258	2,488
Accrued expenses and other	(4,060)	(5,903)	4,455	280
Unearned revenue	900	1,336	1,558	2,750
Net cash provided by (used in) operating activities	4,213	(2,790)	67,213	39,324
INVESTING ACTIVITIES:
Purchases of property and equipment	(12,082)	(14,951)	(45,427)	(63,922)
Proceeds from property and equipment sales and incentives	895	1,209	4,624	5,971
Acquisitions, net of cash acquired, and other	(630)	(6,341)	(2,864)	(7,696)
Sales and maturities of marketable securities	17,826	22,753	56,437	64,311
Purchases of marketable securities	(14,675)	(1,764)	(72,153)	(47,246)
Net cash provided by (used in) investing activities	(8,666)	906	(59,383)	(48,582)
FINANCING ACTIVITIES:
Common stock repurchased	—	(2,666)	—	(2,666)
Proceeds from short-term debt, and other	1,926	13,743	8,105	19,773
Repayments of short-term debt, and other	(2,001)	(6,231)	(7,547)	(11,983)
Proceeds from long-term debt	111	—	10,560	18,892
Repayments of long-term debt	(39)	—	(1,556)	(1,551)
Principal repayments of finance leases	(3,406)	(2,777)	(11,448)	(10,534)
Principal repayments of financing obligations	(67)	(79)	(103)	(174)
Net cash provided by (used in) financing activities	(3,476)	1,990	(1,989)	11,757
Foreign currency effect on cash, cash equivalents, and restricted cash	(293)	16	809	(55)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,222)	122	6,650	2,444
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$34,155	$36,599	$34,155	$36,599
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Net product sales	$57,491	$56,455
Net service sales	51,027	59,989
Total net sales	108,518	116,444
Operating expenses:
Cost of sales	62,403	66,499
Fulfillment	16,530	20,271
Technology and content	12,488	14,842
Sales and marketing	6,207	8,320
General and administrative	1,987	2,594
Other operating expense (income), net	38	249
Total operating expenses	99,653	112,775
Operating income	8,865	3,669
Interest income	105	108
Interest expense	(399)	(472)
Other income (expense), net	1,697	(8,570)
Total non-operating income (expense)	1,403	(8,934)
Income (loss) before income taxes	10,268	(5,265)
Benefit (provision) for income taxes	(2,156)	1,422
Equity-method investment activity, net of tax	(5)	(1)
Net income (loss)	$8,107	$(3,844)
Basic earnings per share	$16.09	$(7.56)
Diluted earnings per share	$15.79	$(7.56)
Weighted-average shares used in computation of earnings per share:
Basic	504	509
Diluted	513	509
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2022
Net income (loss)	$8,107	$(3,844)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $13 and $(16)	(374)	(333)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $30 and $1	(98)	(662)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $4 and $0	(14)	6
Net unrealized gains (losses) on available-for-sale debt securities	(112)	(656)
Total other comprehensive income (loss)	(486)	(989)
Comprehensive income (loss)	$7,621	$(4,833)
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2021	March 31, 2022
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,220	$36,393
Marketable securities	59,829	29,992
Inventories	32,640	34,987
Accounts receivable, net and other	32,891	32,504
Total current assets	161,580	133,876
Property and equipment, net	160,281	168,468
Operating leases	56,082	56,161
Goodwill	15,371	20,229
Other assets	27,235	32,033
Total assets	$420,549	$410,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,664	$68,547
Accrued expenses and other	51,775	58,141
Unearned revenue	11,827	12,820
Total current liabilities	142,266	139,508
Long-term lease liabilities	67,651	65,731
Long-term debt	48,744	47,556
Other long-term liabilities	23,643	23,971
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 532 and 533
Outstanding shares — 509 and 509	5	5
Treasury stock, at cost	(1,837)	(4,503)
Additional paid-in capital	55,538	58,793
Accumulated other comprehensive income (loss)	(1,376)	(2,365)
Retained earnings	85,915	82,071
Total stockholders’ equity	138,245	134,001
Total liabilities and stockholders’ equity	$420,549	$410,767
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2022 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2021 Annual Report on Form 10-K.
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
We review the useful lives of equipment on an ongoing basis, and effective January 1, 2022 we changed our estimate of the useful lives for our servers from four to five years and for our networking equipment from five to six years. The longer useful lives are due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for Q1 2022, based on servers and networking equipment that were included in “Property and equipment, net” as of December 31, 2021 and those acquired during the quarter ended March 31, 2022, was a reduction in depreciation and amortization expense of $973 million and a benefit to net loss of $769 million, or $1.51 per basic share and $1.51 per diluted share.
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2022	2021	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt	$276	$279	$902	$1,101
Cash paid for operating leases	1,640	2,367	5,086	7,449
Cash paid for interest on finance leases	157	107	601	471
Cash paid for interest on financing obligations	33	58	113	178
Cash paid for income taxes, net of refunds	801	453	2,209	3,340
Assets acquired under operating leases	3,536	2,175	17,345	24,008
Property and equipment acquired under finance leases	2,067	166	11,489	5,160
Property and equipment acquired under build-to-suit lease arrangements	887	1,332	2,775	6,061

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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2021	2022
Shares used in computation of basic earnings per share	504	509
Total dilutive effect of outstanding stock awards	9	—
Shares used in computation of diluted earnings per share	513	509
Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Three Months Ended March 31,
	2021	2022
Marketable equity securities valuation gains (losses)	$(76)	$(8,245)
Equity warrant valuation gains (losses)	305	(312)
Upward adjustments relating to equity investments in private companies	1,475	7
Foreign currency gains (losses)	(31)	14
Other, net	24	(34)
Total other income (expense), net	1,697	(8,570)
Included in other income (expense), net for the three months ended March 31, 2022 is a marketable equity securities valuation loss of $7.6 billion from our equity investment in Rivian Automotive, Inc. (“Rivian”). Our investment in Rivian’s preferred stock was accounted for at cost, with adjustments for observable changes in prices or impairments, prior to Rivian’s initial public offering in November 2021, which resulted in the conversion of our preferred stock to Class A common stock. As of March 31, 2022, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 18% ownership interest, and an approximate 16% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles, and one of our employees serving on Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, which is included in “Marketable securities” on our consolidated balance sheets.
Required summarized financial information of Rivian as disclosed in its most recent SEC filings is as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2021
Revenues	$—	$55
Gross profit	—	(465)
Loss from operations	(1,021)	(4,220)
Net loss	(1,018)	(4,688)
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $2.6 billion and $2.5 billion as of December 31, 2021 and March 31, 2022.

Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2021 and March 31, 2022, customer receivables, net, were $20.2 billion and $20.9 billion, vendor receivables, net, were $5.3 billion and $4.2 billion, and seller receivables, net, were $1.0 billion and $1.1 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $1.1 billion as of December 31, 2021 and March 31, 2022.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2021 and March 31, 2022 were $10.7 billion and $14.5 billion. Total video and music expense was $3.0 billion and $3.5 billion in Q1 2021 and Q1 2022.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2021 was $14.0 billion, of which $5.1 billion was recognized as revenue during the three months ended March 31, 2022. Included in “Other long-term liabilities” on our consolidated balance sheets was $2.2 billion and $2.5 billion of unearned revenue as of December 31, 2021 and March 31, 2022.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $88.9 billion as of March 31, 2022. The weighted-average remaining life of our long-term contracts is 3.8 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Acquisition Activity
On March 17, 2022, we acquired MGM Holdings Inc. (“MGM”), for cash consideration of approximately $6.1 billion, net of cash acquired, to provide more digital media content options for customers. We also assumed $2.5 billion of debt, which we repaid immediately after closing. The acquired assets primarily consist of $3.4 billion of video content and $4.9 billion of goodwill, the majority of which is allocated to our North America segment. Due to the limited amount of time since the MGM acquisition, the valuation of certain assets and liabilities is preliminary and subject to change.
Pro forma results of operations have not been presented because the effects of the MGM acquisition were not material to our consolidated results of operations. Acquisition-related costs were expensed as incurred and were not significant.
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2021 and March 31, 2022, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2021 and March 31, 2022.
The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2021	March 31, 2022
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,942	$10,268	$—	—	$10,268
Level 1 securities:
Money market funds	20,312	23,858	—	—	23,858
Equity securities (1)(3)	1,646				9,121
Level 2 securities:
Foreign government and agency securities	181	50	—	(1)	49
U.S. government and agency securities	4,300	2,610	—	(97)	2,513
Corporate debt securities	35,764	17,097	—	(517)	16,580
Asset-backed securities	6,738	3,841	—	(116)	3,725
Other fixed income securities	686	409	—	(16)	393
Equity securities (1)(3)	15,740				87
	$96,309	$58,133	$—	$(747)	$66,594
Less: Restricted cash, cash equivalents, and marketable securities (2)	(260)				(209)
Total cash, cash equivalents, and marketable securities	$96,049				$66,385
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $3 million and $(8.1) billion in Q1 2021 and Q1 2022.
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
(3)Our equity investment in Rivian had a fair value of $15.6 billion and $8.0 billion as of December 31, 2021 and March 31, 2022, respectively. The investment was subject to regulatory sales restrictions resulting in a discount for lack of marketability of approximately $800 million as of December 31, 2021, which expired in Q1 2022. In addition, we are subject to contractual sales restrictions that expire in May 2022.
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of March 31, 2022 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$29,151	$29,144
Due after one year through five years	15,512	14,873
Due after five years through ten years	822	796
Due after ten years	2,380	2,305
Total	$47,865	$47,118
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2021 and March 31, 2022, these warrants had a fair value of $3.4 billion and $3.3 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are primarily classified as Level 2 assets.

As of December 31, 2021 and March 31, 2022, equity investments not accounted for under the equity-method and without readily determinable fair values had a carrying value of $603 million and $657 million, and are recorded within “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2021	March 31, 2022
Cash and cash equivalents	$36,220	$36,393
Restricted cash included in accounts receivable, net and other	242	191
Restricted cash included in other assets	15	15
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$36,477	$36,599
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment, delivery, office, physical store, data center, and sortation facilities as well as server and networking equipment, vehicles, and aircraft. Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $72.2 billion and $71.0 billion as of December 31, 2021 and March 31, 2022. Accumulated amortization associated with finance leases was $43.4 billion and $43.8 billion as of December 31, 2021 and March 31, 2022.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended March 31,
	2021	2022
Operating lease cost	$1,556	$2,103
Finance lease cost:
Amortization of lease assets	2,456	1,560
Interest on lease liabilities	132	103
Finance lease cost	2,588	1,663
Variable lease cost	348	469
Total lease cost	$4,492	$4,235
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2021	March 31, 2022
Weighted-average remaining lease term – operating leases	11.3 years	11.1 years
Weighted-average remaining lease term – finance leases	8.1 years	8.6 years
Weighted-average discount rate – operating leases	2.2%	2.3%
Weighted-average discount rate – finance leases	2.0%	2.1%

Our lease liabilities were as follows (in millions):

	December 31, 2021
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$66,269	$25,866	$92,135
Less: imputed interest	(7,939)	(2,113)	(10,052)
Present value of lease liabilities	58,330	23,753	82,083
Less: current portion of lease liabilities	(6,349)	(8,083)	(14,432)
Total long-term lease liabilities	$51,981	$15,670	$67,651

	March 31, 2022
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$66,144	$23,094	$89,238
Less: imputed interest	(7,858)	(2,167)	(10,025)
Present value of lease liabilities	58,286	20,927	79,213
Less: current portion of lease liabilities	(6,640)	(6,842)	(13,482)
Total long-term lease liabilities	$51,646	$14,085	$65,731
Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of March 31, 2022 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt principal and interest	$2,572	$4,862	$7,017	$3,400	$3,829	$52,784	$74,464
Operating lease liabilities	5,883	7,429	6,890	6,364	5,798	33,780	66,144
Finance lease liabilities, including interest	5,459	4,748	2,266	1,357	1,224	8,040	23,094
Financing obligations, including interest (1)	340	466	465	456	464	7,181	9,372
Leases not yet commenced	959	2,006	2,412	2,378	2,422	23,593	33,770
Unconditional purchase obligations (2)	4,390	5,838	5,153	4,712	4,166	9,394	33,653
Other commitments (3)(4)	2,642	1,842	1,319	973	1,093	10,938	18,807
Total commitments	$22,245	$27,191	$25,522	$19,640	$18,996	$145,710	$259,304
___________________
(1)Includes non-cancellable financing obligations for fulfillment, sortation, and data center facilities. Excluding interest, current financing obligations of $196 million and $217 million are recorded within “Accrued expenses and other” and $6.2 billion and $6.8 billion are recorded within “Other long-term liabilities” as of December 31, 2021 and March 31, 2022. The weighted-average remaining term of the financing obligations was 18.8 years and the weighted-average imputed interest rate was 3.2% and 3.3% as of December 31, 2021 and March 31, 2022.
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
(4)Excludes approximately $3.3 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

In addition, we expect to pay the previously disclosed €1.13 billion fine imposed by the Italian Competition Authority in December 2021, which we will seek to recover pending conclusion of all appeals.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2021 Annual Report on Form 10-K as supplemented by the following:
In December 2018, Kove IO, Inc. filed a complaint against Amazon Web Services, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleges, among other things, that Amazon S3 and DynamoDB infringe U.S. Patent Nos. 7,814,170 and 7,103,640, both entitled “Network Distributed Tracking Wire Transfer Protocol,” and 7,233,978, entitled “Method And Apparatus For Managing Location Information In A Network Separate From The Data To Which The Location Information Pertains.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In March 2022, the case was stayed pending resolution of review petitions we filed with the United States Patent and Trademark Office. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
Beginning in March 2020, with Frame-Wilson v. Amazon.com, Inc. filed in the United States District Court for the Western District of Washington, a number of cases have been filed in the U.S. and Canada alleging, among other things, price fixing arrangements between Amazon.com, Inc. and third-party sellers in Amazon’s stores, monopolization and attempted monopolization, and consumer protection and unjust enrichment claims. Some of the cases include allegations of several distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. The complaints seek billions of dollars of alleged actual damages, treble damages, punitive damages, and injunctive relief. Individuals have also initiated arbitrations based on substantially similar allegations. In March 2022, the court in the Frame-Wilson case granted Amazon’s motion to dismiss claims alleging that Amazon’s pricing policies are inherently illegal under federal law and claims alleging competition and consumer protection violations under state law, and denied Amazon’s motion to dismiss claims alleging that Amazon’s pricing policies are an unlawful restraint of trade under federal law. We dispute the remaining allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In November 2021, Jawbone Innovations, LLC filed a complaint against Amazon.com, Inc. and Amazon.com Services, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that Amazon Echo smart speakers and displays, Fire TV Cube, and Echo Buds infringe U.S. Patent Nos. 7,246,058, entitled “Detecting Voiced and Unvoiced Speech Using Both Acoustic and Nonacoustic Sensors”; 8,019,091, entitled “Voice Activity Detector (VAD)-Based Multiple-Microphone Acoustic Noise Suppression”; 8,280,072, entitled “Microphone Array with Rear Venting”; 8,321,213 and 8,326,611, both entitled “Acoustic Voice Activity Detection (AVAD) for Electronic Systems”; 8,467,543, entitled “Microphone and Voice Activity Detection (VAD) Configurations for Use with Communications Systems”; 8,503,691, entitled “Virtual Microphone Arrays Using Dual Omnidirectional Microphone Array (DOMA)”; 10,779,080, entitled “Dual Omnidirectional Microphone Array (DOMA)”; and 11,122,357, entitled “Forming Virtual Microphone Arrays Using Dual Omnidirectional Microphone Array (DOMA).” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of March 31, 2022, we had $49.7 billion of unsecured senior notes outstanding (the “Notes”) and $803 million of borrowings under our credit facility. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2021	March 31, 2022
2012 Notes issuance of $3.0 billion	2022	2.50%	2.66%	1,250	1,250
2014 Notes issuance of $6.0 billion	2024 - 2044	3.80% - 4.95%	3.90% - 5.11%	4,000	4,000
2017 Notes issuance of $17.0 billion	2023 - 2057	2.40% - 5.20%	2.56% - 4.33%	16,000	16,000
2020 Notes issuance of $10.0 billion	2023 - 2060	0.40% - 2.70%	0.56% - 2.77%	10,000	10,000
2021 Notes issuance of $18.5 billion	2023 - 2061	0.25% - 3.25%	0.35% - 3.31%	18,500	18,500
Credit Facility				803	803
Total face value of long-term debt				50,553	50,553
Unamortized discount and issuance costs, net				(318)	(316)
Less current portion of long-term debt				(1,491)	(2,681)
Long-term debt				$48,744	$47,556
___________________
(1) The weighted-average remaining lives of the 2012, 2014, 2017, 2020, and 2021 Notes were 0.7, 13.3, 15.0, 17.5, and 14.1 years as of March 31, 2022. The combined weighted-average remaining life of the Notes was 14.6 years as of March 31, 2022.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $53.3 billion and $49.0 billion as of December 31, 2021 and March 31, 2022, which is based on quoted prices for our debt as of those dates. We issued $12.8 billion of notes in April 2022 for general corporate purposes with maturities between 2024 and 2062, stated interest rates between 2.73% and 4.10%, and effective interest rates between 2.83% and 4.15%.
We have a $1.0 billion secured revolving credit facility with a lender that is secured by certain seller receivables, which we may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until October 2022, bears interest at the London interbank offered rate (“LIBOR”) plus 1.40%, and has a commitment fee of 0.50% on the undrawn portion. There were $803 million of borrowings outstanding under the Credit Facility as of December 31, 2021 and March 31, 2022, which had a weighted-average interest rate of 2.7%. As of December 31, 2021 and March 31, 2022, we have pledged $918 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2021 and March 31, 2022.
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. In March 2022, we increased the size of the Commercial Paper Programs from $10.0 billion to $20.0 billion. There were $725 million and $10.8 billion of borrowings outstanding under the Commercial Paper Programs as of December 31, 2021 and March 31, 2022, which were included in “Accrued expenses and other” on our consolidated balance sheets and had a weighted-average effective interest rate, including issuance costs, of 0.08% and 0.56%, respectively. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We also have a $10.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), which was amended and restated in March 2022 to increase the borrowing capacity from $7.0 billion to $10.0 billion and to extend the term to March 2025. It may be extended for up to three additional one year terms if approved by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2021 and March 31, 2022.
We also utilize other short-term credit facilities for working capital purposes. These amounts are included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $10.2 billion of unused letters of credit as of March 31, 2022.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration, which replaced the previous $5.0 billion stock repurchase authorization, approved by the Board of Directors in February 2016. We repurchased 0.9 million shares of our common stock for $2.7 billion during the three months ended March 31, 2022 under these programs. As of March 31, 2022, we have $9.5 billion remaining under the repurchase program.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 523 million as of December 31, 2021 and March 31, 2022. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended March 31,
	2021	2022
Cost of sales	$90	$146
Fulfillment	342	498
Technology and content	1,228	1,645
Sales and marketing	456	665
General and administrative	190	296
Total stock-based compensation expense	$2,306	$3,250
The following table summarizes our restricted stock unit activity for the three months ended March 31, 2022 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2021	14.0	$2,684
Units granted	1.4	3,104
Units vested	(0.7)	1,874
Units forfeited	(0.6)	2,670
Outstanding as of March 31, 2022	14.1	2,768
Scheduled vesting for outstanding restricted stock units as of March 31, 2022, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Scheduled vesting — restricted stock units	4.7	5.2	2.6	1.3	0.2	0.1	14.1
As of March 31, 2022, there was $16.4 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2021 and March 31, 2022 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended March 31,
	2021	2022
Total beginning stockholders’ equity	$93,404	$138,245

Beginning and ending common stock	5	5

Beginning treasury stock	(1,837)	(1,837)
Common stock repurchased	—	(2,666)
Ending treasury stock	(1,837)	(4,503)

Beginning additional paid-in capital	42,865	55,538
Stock-based compensation and issuance of employee benefit plan stock	2,295	3,255
Ending additional paid-in capital	45,160	58,793

Beginning accumulated other comprehensive income (loss)	(180)	(1,376)
Other comprehensive income (loss)	(486)	(989)
Ending accumulated other comprehensive income (loss)	(666)	(2,365)

Beginning retained earnings	52,551	85,915
Net income (loss)	8,107	(3,844)
Ending retained earnings	60,658	82,071

Total ending stockholders’ equity	$103,320	$134,001
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
For 2022, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by state income taxes. In addition, valuation gains and losses from our equity investment in Rivian impact our pre-tax income and may cause variability in our effective tax rate.
Our income tax provision for the three months ended March 31, 2021 was $2.2 billion, which included $349 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. Our income tax benefit for the three months ended March 31, 2022 was $1.4 billion, which included $2.1 billion of net discrete tax benefits primarily attributable to a valuation loss related to our equity investment in Rivian.
Cash paid for income taxes, net of refunds was $801 million and $453 million in Q1 2021 and Q1 2022.

As of December 31, 2021 and March 31, 2022, tax contingencies were approximately $3.2 billion and $3.3 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
We are under examination, or may be subject to examination, by the Internal Revenue Service for the calendar year 2016 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods.
We are also subject to taxation in various states and other foreign jurisdictions including China, France, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2009 and thereafter. We are currently disputing tax assessments in multiple jurisdictions, including with respect to the allocation and characterization of income.
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
Note 8 — SEGMENT INFORMATION
We have organized our operations into three segments: North America, International, and AWS. We allocate to segment results the operating expenses “Fulfillment,” “Technology and content,” “Sales and marketing,” and “General and administrative” based on usage, which is generally reflected in the segment in which the costs are incurred. The majority of technology infrastructure costs are allocated to the AWS segment based on usage. The majority of the remaining non-infrastructure technology costs are incurred in the U.S. and are allocated to our North America segment. There are no internal revenue transactions between our reportable segments. These segments reflect the way our chief operating decision maker evaluates the Company’s business performance and manages its operations.
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

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended March 31,
	2021	2022
North America
Net sales	$64,366	$69,244
Operating expenses	60,916	70,812
Operating income (loss)	$3,450	$(1,568)

International
Net sales	$30,649	$28,759
Operating expenses	29,397	30,040
Operating income (loss)	$1,252	$(1,281)

AWS
Net sales	$13,503	$18,441
Operating expenses	9,340	11,923
Operating income	$4,163	$6,518

Consolidated
Net sales	$108,518	$116,444
Operating expenses	99,653	112,775
Operating income	8,865	3,669
Total non-operating income (expense)	1,403	(8,934)
Benefit (provision) for income taxes	(2,156)	1,422
Equity-method investment activity, net of tax	(5)	(1)
Net income (loss)	$8,107	$(3,844)

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended March 31,
	2021	2022
Net Sales:
Online stores (1)	$52,901	$51,129
Physical stores (2)	3,920	4,591
Third-party seller services (3)	23,709	25,335
Subscription services (4)	7,580	8,410
Advertising services (5)	6,381	7,877
AWS	13,503	18,441
Other (6)	524	661
Consolidated	$108,518	$116,444
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, inflation, labor market and global supply chain constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, variability in demand, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, global economic conditions and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2021 Annual Report on Form 10-K.
Critical Accounting Judgments
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures” of our 2021 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2022, we would have recorded an additional cost of sales of approximately $390 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2022	2021	2022
Cash provided by (used in):
Operating activities	$4,213	$(2,790)	$67,213	$39,324
Investing activities	(8,666)	906	(59,383)	(48,582)
Financing activities	(3,476)	1,990	(1,989)	11,757
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $96.0 billion and $66.4 billion as of December 31, 2021 and March 31, 2022. Amounts held in foreign currencies were $22.7 billion and $15.6 billion as of December 31, 2021 and March 31, 2022. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, and Japanese Yen.
Cash provided by (used in) operating activities was $4.2 billion and $(2.8) billion for Q1 2021 and Q1 2022. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The decrease in operating cash flow for the trailing twelve months ended March 31, 2022, compared to the comparable prior year period, was primarily due to changes in working capital, partially offset by changes in net income (loss), excluding non-cash expenses. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(8.7) billion and $906 million for Q1 2021 and Q1 2022, with the variability caused primarily by purchases, sales, and maturities of marketable securities. Cash capital expenditures were $11.2 billion and $13.7 billion during Q1 2021 and Q1 2022, which primarily reflect investments in additional capacity to support our fulfillment operations and in support of continued business growth in technology infrastructure (the majority of which is to support AWS), which investments we expect to continue over time. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $630 million and $6.3 billion during Q1 2021 and Q1 2022. We funded the acquisition of MGM Holdings Inc. with cash on hand.
Cash provided by (used in) financing activities was $(3.5) billion and $2.0 billion for Q1 2021 and Q1 2022. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $2.0 billion and $13.7 billion for Q1 2021 and Q1 2022. Cash outflows from financing activities resulted from repurchases of common stock, payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $5.5 billion and $11.8 billion in Q1 2021 and Q1 2022. Property and equipment acquired under finance leases was $2.1 billion and $166 million during Q1 2021 and Q1 2022.
We had no borrowings outstanding under the Credit Agreement, $10.8 billion of borrowings outstanding under the Commercial Paper Programs, and $803 million of borrowings outstanding under our Credit Facility as of March 31, 2022. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. Effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. Cash taxes paid (net of refunds) were $801 million and $453 million for Q1 2021 and Q1 2022.
As of December 31, 2021 and March 31, 2022, restricted cash, cash equivalents, and marketable securities were $260 million and $209 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to secure additional financing, or issue additional equity or debt securities. There can be no assurance that additional credit lines or financing instruments will be available in amounts or on terms acceptable to us, if at all. In addition, economic conditions and actions by policymaking bodies are contributing to rising interest rates, which, along with increases in our borrowing levels, could increase our future borrowing costs.

Results of Operations
We have organized our operations into three segments: North America, International, and AWS. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 1 of Part I, “Financial Statements — Note 8 — Segment Information.”
Overview
Macroeconomic factors, including increased inflation rates, the prolonged COVID-19 pandemic, global supply chain constraints, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, the COVID-19 pandemic and the related societal impacts, such as lockdowns, caused a significant increase in growth rates across our North America and International segments throughout much of 2020 and 2021, and we are seeing a return to pre-pandemic demand patterns as consumers’ mobility increases.
The factors described above contributed to a deceleration in our net sales growth rate and increases in our operating costs during Q1 2022, particularly across our North America and International segments, due to increased wage rates and incentives, increased transportation costs, and fulfillment network inefficiencies resulting from constrained labor markets and global supply chain constraints. We expect some or all of these factors to continue to impact our operations into Q2 2022.
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

	Three Months Ended March 31,
	2021	2022
Net Sales:
North America	$64,366	$69,244
International	30,649	28,759
AWS	13,503	18,441
Consolidated	$108,518	$116,444
Year-over-year Percentage Growth:
North America	40%	8%
International	60	(6)
AWS	32	37
Consolidated	44	7
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	39%	8%
International	50	0
AWS	32	37
Consolidated	41	9
Net sales mix:
North America	59%	59%
International	28	25
AWS	13	16
Consolidated	100%	100%
Sales increased 7% in Q1 2022 compared to the comparable prior year period. Changes in foreign currency exchange rates impacted net sales by $(1.8) billion for Q1 2022. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.

North America sales increased 8% in Q1 2022 compared to the comparable prior year period. The sales growth reflects increased unit sales by third-party sellers and advertising sales. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers, partially offset by fulfillment network inefficiencies and supply chain constraints.
International sales decreased 6% in Q1 2022 compared to the comparable prior year period, primarily due to the impact of foreign currency exchange rates, and also due to decreased unit sales, partially offset by increased subscription services and advertising sales. Unit sales decreased in Q1 2022, compared to the higher levels we experienced in Q1 2021 due to widespread regional and national COVID-19 lockdowns in Q1 2021. Q1 2022 sales were also impacted by fulfillment network inefficiencies and supply chain constraints. Changes in foreign currency exchange rates impacted International net sales by $(1.8) billion for Q1 2022.
AWS sales increased 37% in Q1 2022 compared to the comparable prior year period. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended March 31,
	2021	2022
Operating Income (Loss)
North America	$3,450	$(1,568)
International	1,252	(1,281)
AWS	4,163	6,518
Consolidated	$8,865	$3,669
Operating income decreased from $8.9 billion in Q1 2021 to $3.7 billion in Q1 2022. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The North America operating loss in Q1 2022, as compared to the operating income in the comparable prior year period, is primarily due to increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, increased wage rates and incentives, increased transportation costs, and fulfillment network inefficiencies, and growth in certain operating expenses, partially offset by increased unit sales by third-party sellers and advertising sales. Changes in foreign exchange rates positively impacted operating loss by $42 million for Q1 2022.
The International operating loss in Q1 2022, as compared to the operating income in the comparable prior year period, is primarily due to: increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, increased wage rates and incentives, increased transportation costs, and fulfillment network inefficiencies; decreased unit sales; and growth in certain operating expenses; partially offset by increased advertising sales. Changes in foreign exchange rates negatively impacted operating loss by $79 million for Q1 2022.
The increase in AWS operating income in absolute dollars in Q1 2022, compared to the comparable prior year period, is primarily due to increased customer usage and cost structure productivity, including a reduction in depreciation and amortization expense from our change in the estimated useful lives of our servers and networking equipment, partially offset by increased spending on technology infrastructure and payroll and related expenses, all of which were primarily driven by additional investments to support the business growth, and reduced prices for our customers. Changes in foreign exchange rates positively impacted operating income by $163 million for Q1 2022.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended March 31,
	2021	2022
Operating expenses:
Cost of sales	$62,403	$66,499
Fulfillment	16,530	20,271
Technology and content	12,488	14,842
Sales and marketing	6,207	8,320
General and administrative	1,987	2,594
Other operating expense (income), net	38	249
Total operating expenses	$99,653	$112,775
Year-over-year Percentage Growth:
Cost of sales	41%	7%
Fulfillment	43	23
Technology and content	34	19
Sales and marketing	29	34
General and administrative	37	31
Other operating expense (income), net	(46)	562
Percent of Net Sales:
Cost of sales	57.5%	57.1%
Fulfillment	15.2	17.4
Technology and content	11.5	12.7
Sales and marketing	5.7	7.1
General and administrative	1.8	2.2
Other operating expense (income), net	0.0	0.2
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in Q1 2022, compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales, increased investments in our fulfillment network, as well as increased transportation costs, increased wage rates and incentives, and fulfillment network inefficiencies resulting from a constrained labor market and global supply chain constraints.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $17.2 billion and $19.6 billion in Q1 2021 and Q1 2022. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q1 2022, compared to the comparable prior year period, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, increased wage rates and incentives and fulfillment network inefficiencies resulting from a constrained labor market and global supply chain constraints, and increased investments in our fulfillment network.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q1 2022, compared to the comparable prior year period, is primarily due to an increase in spending on technology infrastructure, partially offset by a reduction in depreciation and amortization expense from our change in the estimated useful lives of our servers and networking equipment, and increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2021 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures — Use of Estimates” for additional information on the change in estimated useful lives of our servers and networking equipment.
Sales and Marketing
Sales and marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities, including sales commissions related to AWS. We direct customers to our stores primarily through a number of marketing channels, such as our sponsored search, social and online advertising, third party customer referrals, television advertising, and other initiatives. Our marketing costs are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing costs.
The increase in sales and marketing costs in absolute dollars in Q1 2022, compared to the comparable prior year period, is primarily due to higher marketing spend and increased payroll and related expenses for personnel engaged in marketing and selling activities.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q1 2022, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses and professional fees.

Other Operating Expense (Income), Net
Other operating expense (income), net was $38 million and $249 million for Q1 2021 and Q1 2022, and was primarily related to asset impairments for physical store closures in Q1 2022 and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $105 million and $108 million during Q1 2021 and Q1 2022. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $399 million and $472 million during Q1 2021 and Q1 2022, and was primarily related to debt and finance leases.
Other Income (Expense), Net
Other income (expense), net was $1.7 billion and $(8.6) billion during Q1 2021 and Q1 2022. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net in Q1 2022 is a marketable equity securities valuation loss of $7.6 billion from our equity securities of Rivian Automotive, Inc.
Income Taxes
Our income tax provision for the three months ended March 31, 2021 was $2.2 billion, which included $349 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. Our income tax benefit for the three months ended March 31, 2022 was $1.4 billion, which included $2.1 billion of net discrete tax benefits primarily attributable to a valuation loss related to our equity investment in Rivian. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2021 and 2022 (in millions):

	Twelve Months Ended March 31,
	2021	2022
Net cash provided by (used in) operating activities	$67,213	$39,324
Purchases of property and equipment, net of proceeds from sales and incentives	(40,803)	(57,951)
Free cash flow	$26,410	$(18,627)

Net cash provided by (used in) investing activities	$(59,383)	$(48,582)
Net cash provided by (used in) financing activities	$(1,989)	$11,757

Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2021 and 2022 (in millions):

	Twelve Months Ended March 31,
	2021	2022
Net cash provided by (used in) operating activities	$67,213	$39,324
Purchases of property and equipment, net of proceeds from sales and incentives	(40,803)	(57,951)
Free cash flow	26,410	(18,627)
Principal repayments of finance leases	(11,448)	(10,534)
Principal repayments of financing obligations	(103)	(174)
Free cash flow less principal repayments of finance leases and financing obligations	$14,859	(29,335)

Net cash provided by (used in) investing activities	$(59,383)	$(48,582)
Net cash provided by (used in) financing activities	$(1,989)	$11,757
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2021 and 2022 (in millions):

	Twelve Months Ended March 31,
	2021	2022
Net cash provided by (used in) operating activities	$67,213	$39,324
Purchases of property and equipment, net of proceeds from sales and incentives	(40,803)	(57,951)
Free cash flow	26,410	(18,627)
Equipment acquired under finance leases (1)	(8,936)	(2,764)
Principal repayments of all other finance leases (2)	(525)	(714)
Principal repayments of financing obligations	(103)	(174)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$16,846	$(22,279)

Net cash provided by (used in) investing activities	$(59,383)	$(48,582)
Net cash provided by (used in) financing activities	$(1,989)	$11,757
___________________
(1)For the twelve months ended March 31, 2021 and 2022, this amount relates to equipment included in “Property and equipment acquired under finance leases” of $11,489 million and $5,160 million.
(2)For the twelve months ended March 31, 2021 and 2022, this amount relates to property included in “Principal repayments of finance leases” of $11,448 million and $10,534 million.

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

	Three Months Ended March 31,
	2021			2022
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$108,518	$(2,073)	$106,445	$116,444	$1,841	$118,285
Operating expenses	99,653	(1,966)	97,687	112,775	1,967	114,742
Operating income	8,865	(107)	8,758	3,669	(126)	3,543
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on April 28, 2022, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 28, 2022, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as uncertainty regarding the impacts of the COVID-19 pandemic, fluctuations in foreign exchange rates, changes in global economic conditions and customer demand and spending, inflation, labor market and global supply chain constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.” This guidance reflects our estimates as of April 28, 2022 regarding the impacts of the COVID-19 pandemic on our operations as well as the effect of other factors discussed above.
Second Quarter 2022 Guidance
•Net sales are expected to be between $116.0 billion and $121.0 billion, or to grow between 3% and 7% compared with second quarter 2021. This guidance anticipates an unfavorable impact of approximately 200 basis points from foreign exchange rates.
•Operating income (loss) is expected to be between $(1.0) billion and $3.0 billion, compared with $7.7 billion in second quarter 2021.
•This guidance assumes that Prime Day occurs in third quarter 2022.
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
Foreign Exchange Risk
During Q1 2022, net sales from our International segment accounted for 25% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q1 2022 decreased by $1.8 billion in comparison with Q1 2021.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2022, of $15.6 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $780 million, $1.6 billion, and $3.1 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in “Other income (expense), net” on our consolidated statements of operations.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of March 31, 2022, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $230 million, $455 million, and $915 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of March 31, 2022, our recorded value in equity and equity warrant investments in public and private companies was $13.9 billion. Our equity and equity warrant investments in publicly traded companies, which primarily relate to Rivian Automotive, Inc., represent $11.8 billion of our investments as of March 31, 2022, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below, global economic conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of the risks discussed below.
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

We Face Additional Tax Liabilities and Collection Obligations
We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. For example, non-U.S. jurisdictions have proposed or enacted taxes on online advertising and marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. Our results of operations and cash flows could be adversely affected by additional taxes imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting or collection obligations by the effective date.
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
We are also subject to tax controversies in various jurisdictions that can result in tax assessments against us. Developments in an audit, investigation, or other tax controversy can have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. Due to the inherent complexity and uncertainty of these matters, interpretations of certain tax laws by authorities, and judicial, administrative, and regulatory processes in certain jurisdictions, the final outcome of any such controversy may be materially different from our expectations. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical tax accruals.
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
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration, which replaced the previous $5.0 billion stock repurchase authorization, approved by the Board of Directors in February 2016. We repurchased 0.9 million shares of our common stock for $2.7 billion during the three months ended March 31, 2022 under these programs. The table below sets forth information regarding the Company’s purchases of its common stock during three months ended March 31, 2022 (in millions, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program
January 1 - January 31, 2022	0.5	$2,823	0.5	$3,660
February 1 - February 28, 2022	0.2	2,900	0.2	2,881
March 1 - March 31, 2022	0.2	2,907	0.2	9,453
Total	0.9		0.9
All repurchases disclosed in the table were pursuant to the March 2022 and February 2016 Board of Directors’ authorizations.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 29, 2020).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 29, 2020).

10.1	Amended and Restated Credit Agreement, dated as of March 29, 2022, among Amazon.com, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.

31.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: April 28, 2022