Form 10-Q
period 2022-06-30
AMAZON COM INC
filed 2022-07-29
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,187,554,818 shares of common stock, par value $0.01 per share, outstanding as of July 20, 2022

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2022	2021	2022	2021	2022
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$34,155	$36,599	$42,377	$36,477	$37,842	$40,667
OPERATING ACTIVITIES:
Net income (loss)	7,778	(2,028)	15,885	(5,872)	29,438	11,607
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	8,038	9,594	15,546	18,572	29,687	37,322
Stock-based compensation	3,591	5,209	5,897	8,459	10,747	15,319
Other operating expense (income), net	18	122	48	337	(372)	426
Other expense (income), net	(1,258)	6,104	(2,714)	14,793	(5,092)	3,201
Deferred income taxes	701	(1,955)	2,404	(3,956)	1,063	(6,670)
Changes in operating assets and liabilities:
Inventories	(209)	(3,890)	(513)	(6,504)	(4,082)	(15,478)
Accounts receivable, net and other	(4,462)	(6,799)	(6,717)	(8,315)	(13,294)	(19,761)
Accounts payable	47	3,699	(8,219)	(5,681)	8,689	6,140
Accrued expenses and other	(1,685)	(1,412)	(5,745)	(7,315)	1,071	553
Unearned revenue	156	321	1,056	1,657	1,467	2,915
Net cash provided by (used in) operating activities	12,715	8,965	16,928	6,175	59,322	35,574
INVESTING ACTIVITIES:
Purchases of property and equipment	(14,288)	(15,724)	(26,370)	(30,675)	(52,256)	(65,358)
Proceeds from property and equipment sales and incentives	1,300	1,626	2,195	2,835	5,080	6,297
Acquisitions, net of cash acquired, and other	(320)	(259)	(950)	(6,600)	(3,066)	(7,635)
Sales and maturities of marketable securities	13,213	2,608	31,039	25,361	61,512	53,706
Purchases of marketable securities	(21,985)	(329)	(36,660)	(2,093)	(74,929)	(25,590)
Net cash provided by (used in) investing activities	(22,080)	(12,078)	(30,746)	(11,172)	(63,659)	(38,580)
FINANCING ACTIVITIES:
Common stock repurchased	—	(3,334)	—	(6,000)	—	(6,000)
Proceeds from short-term debt, and other	1,176	4,865	3,102	18,608	6,848	23,462
Repayments of short-term debt, and other	(1,176)	(7,610)	(3,177)	(13,841)	(6,817)	(18,417)
Proceeds from long-term debt	18,516	12,824	18,627	12,824	19,158	13,200
Repayments of long-term debt	(41)	(1)	(80)	(1)	(1,392)	(1,511)
Principal repayments of finance leases	(2,804)	(2,059)	(6,210)	(4,836)	(11,435)	(9,789)
Principal repayments of financing obligations	(28)	(59)	(95)	(138)	(116)	(205)
Net cash provided by (used in) financing activities	15,643	4,626	12,167	6,616	6,246	740
Foreign currency effect on cash, cash equivalents, and restricted cash	234	(412)	(59)	(396)	916	(701)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,512	1,101	(1,710)	1,223	2,825	(2,967)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$40,667	$37,700	$40,667	$37,700	$40,667	$37,700
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net product sales	$58,004	$56,575	$115,495	$113,030
Net service sales	55,076	64,659	106,103	124,648
Total net sales	113,080	121,234	221,598	237,678
Operating expenses:
Cost of sales	64,176	66,424	126,579	132,923
Fulfillment	17,638	20,342	34,168	40,613
Technology and content	13,871	18,072	26,359	32,914
Sales and marketing	7,524	10,086	13,731	18,406
General and administrative	2,158	2,903	4,145	5,497
Other operating expense (income), net	11	90	49	339
Total operating expenses	105,378	117,917	205,031	230,692
Operating income	7,702	3,317	16,567	6,986
Interest income	106	159	211	267
Interest expense	(435)	(584)	(834)	(1,056)
Other income (expense), net	1,261	(5,545)	2,958	(14,115)
Total non-operating income (expense)	932	(5,970)	2,335	(14,904)
Income (loss) before income taxes	8,634	(2,653)	18,902	(7,918)
Benefit (provision) for income taxes	(868)	637	(3,024)	2,059
Equity-method investment activity, net of tax	12	(12)	7	(13)
Net income (loss)	$7,778	$(2,028)	$15,885	$(5,872)
Basic earnings per share	$0.77	$(0.20)	$1.57	$(0.58)
Diluted earnings per share	$0.76	$(0.20)	$1.55	$(0.58)
Weighted-average shares used in computation of earnings per share:
Basic	10,103	10,175	10,089	10,173
Diluted	10,286	10,175	10,276	10,173
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net income (loss)	$7,778	$(2,028)	$15,885	$(5,872)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(17), $76, $(4), and $60	159	(2,186)	(215)	(2,519)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $(2), $0, $28, and $1	(6)	(238)	(104)	(900)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $4, $0, $8, and $0	(12)	7	(26)	13
Net unrealized gains (losses) on available-for-sale debt securities	(18)	(231)	(130)	(887)
Total other comprehensive income (loss)	141	(2,417)	(345)	(3,406)
Comprehensive income (loss)	$7,919	$(4,445)	$15,540	$(9,278)
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2021	June 30, 2022
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,220	$37,478
Marketable securities	59,829	23,232
Inventories	32,640	38,153
Accounts receivable, net and other	32,891	34,804
Total current assets	161,580	133,667
Property and equipment, net	160,281	173,706
Operating leases	56,082	58,430
Goodwill	15,371	20,195
Other assets	27,235	33,730
Total assets	$420,549	$419,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,664	$71,219
Accrued expenses and other	51,775	56,254
Unearned revenue	11,827	12,818
Total current liabilities	142,266	140,291
Long-term lease liabilities	67,651	66,524
Long-term debt	48,744	58,053
Other long-term liabilities	23,643	23,458
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 10,644 and 10,699 shares issued; 10,175 and 10,183 shares outstanding)	106	107
Treasury stock, at cost	(1,837)	(7,837)
Additional paid-in capital	55,437	63,871
Accumulated other comprehensive income (loss)	(1,376)	(4,782)
Retained earnings	85,915	80,043
Total stockholders’ equity	138,245	131,402
Total liabilities and stockholders’ equity	$420,549	$419,728
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
Common Stock Split
On May 27, 2022, we effected a 20-for-1 stock split of our common stock and proportionately increased the number of authorized shares of common stock. All share, restricted stock unit (“RSU”), and per share or per RSU information throughout this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common stock.”
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, inventory valuation, collectability of receivables, impairment of property and equipment and operating leases, and valuation and impairment of investments. Actual results could differ materially from these estimates.
We review the useful lives of equipment on an ongoing basis, and effective January 1, 2022 we changed our estimate of the useful lives for our servers from four to five years and for our networking equipment from five to six years. The longer useful lives are due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for Q2 2022, based on servers and networking equipment that were included in “Property and equipment, net” as of March 31, 2022 and those acquired during the three months ended June 30, 2022, was a reduction in depreciation and amortization expense of $928 million and a benefit to net loss of $728 million, or $0.07 per basic share and $0.07 per diluted share. The effect of this change in estimate for the six months ended June 30, 2022, based on servers and networking equipment that were included in “Property and equipment, net” as of December 31, 2021 and those acquired during the six months ended June 30, 2022, was a reduction in depreciation and amortization expense of $1.9 billion and a benefit to net loss of $1.5 billion, or $0.15 per basic share and $0.15 per diluted share.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2022	2021	2022	2021	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt	$179	$349	$455	$628	$942	$1,271
Cash paid for operating leases	1,577	2,088	3,217	4,455	5,577	7,960
Cash paid for interest on finance leases	129	95	286	202	569	437
Cash paid for interest on financing obligations	35	55	68	113	127	198
Cash paid for income taxes, net of refunds	1,803	3,145	2,604	3,598	3,526	4,682
Assets acquired under operating leases	5,578	5,101	9,114	7,276	19,576	23,531
Property and equipment acquired under finance leases, net of remeasurements and modifications	1,642	61	3,709	227	9,976	3,579
Property and equipment recognized during the construction period of build-to-suit lease arrangements	1,193	986	2,080	2,351	3,486	6,117
Property and equipment derecognized after the construction period of build-to-suit lease arrangements, with the associated leases recognized as operating	99	1,079	99	1,112	99	1,243
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Shares used in computation of basic earnings per share	10,103	10,175	10,089	10,173
Total dilutive effect of outstanding stock awards	183	—	187	—
Shares used in computation of diluted earnings per share	10,286	10,175	10,276	10,173
Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Marketable equity securities valuation gains (losses)	$157	$(4,322)	$81	$(12,567)
Equity warrant valuation gains (losses)	939	(1,124)	1,244	(1,436)
Upward adjustments relating to equity investments in private companies	31	58	1,506	65
Foreign currency gains (losses)	110	(117)	79	(103)
Other, net	24	(40)	48	(74)
Total other income (expense), net	1,261	(5,545)	2,958	(14,115)
Included in other income (expense), net is a marketable equity securities valuation loss of $3.9 billion in Q2 2022, and $11.5 billion for the six months ended June 30, 2022, from our equity investment in Rivian Automotive, Inc. (“Rivian”). Our investment in Rivian’s preferred stock was accounted for at cost, with adjustments for observable changes in prices or impairments, prior to Rivian’s initial public offering in November 2021, which resulted in the conversion of our preferred stock to Class A common stock. As of June 30, 2022, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 18% ownership interest, and an approximate 16% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles, and one of our employees serving on Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, which is included in “Marketable securities” on our consolidated balance sheets.
Required summarized financial information of Rivian as disclosed in its most recent SEC filings is as follows (in millions):

	Three Months Ended March 31,
	2021	2022
Revenues	$—	$95
Gross profit	—	(502)
Loss from operations	(410)	(1,579)
Net loss	(414)	(1,593)
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $2.6 billion and $2.4 billion as of December 31, 2021 and June 30, 2022.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2021 and June 30, 2022, customer receivables, net, were $20.2 billion and $21.6 billion, vendor receivables, net, were $5.3 billion and $4.9 billion, and seller receivables, net, were $1.0 billion and $1.3 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $1.1 billion and $1.2 billion as of December 31, 2021 and June 30, 2022.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2021 and June 30, 2022 were $10.7 billion and $15.2 billion. Total video and music expense was $3.1 billion and $3.7 billion in Q2 2021 and Q2 2022, and $6.2 billion and $7.3 billion for the six months ended June 30, 2021 and 2022.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2021 was $14.0 billion, of which $8.1 billion was recognized as revenue during the six months ended June 30, 2022. Included in “Other long-term liabilities” on our consolidated balance sheets was $2.2 billion and $2.6 billion of unearned revenue as of December 31, 2021 and June 30, 2022.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $100.1 billion as of June 30, 2022. The weighted-average remaining life of our long-term contracts is 3.9 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
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
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2021 and June 30, 2022, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2021 and June 30, 2022.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2021	June 30, 2022
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,942	$9,825	$—	$—	$9,825
Level 1 securities:
Money market funds	20,312	18,816	—	—	18,816
Equity securities (1)(3)	1,646				4,946
Level 2 securities:
Foreign government and agency securities	181	50	—	(1)	49
U.S. government and agency securities	4,300	2,344	—	(122)	2,222
Corporate debt securities	35,764	21,756	—	(673)	21,083
Asset-backed securities	6,738	3,736	—	(164)	3,572
Other fixed income securities	686	407	—	(18)	389
Equity securities (1)(3)	15,740				30
	$96,309	$56,934	$—	$(978)	$60,932
Less: Restricted cash, cash equivalents, and marketable securities (2)	(260)				(222)
Total cash, cash equivalents, and marketable securities	$96,049				$60,710
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $119 million and $(4.2) billion in Q2 2021 and Q2 2022, and $122 million and $(12.3) billion for the six months ended June 30, 2021 and 2022.
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
(3)Our equity investment in Rivian had a fair value of $15.6 billion and $4.1 billion as of December 31, 2021 and June 30, 2022, respectively. The investment was subject to regulatory sales restrictions resulting in a discount for lack of marketability of approximately $800 million as of December 31, 2021, which expired in Q1 2022.
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of June 30, 2022 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$29,370	$29,344
Due after one year through five years	14,776	13,967
Due after five years through ten years	796	760
Due after ten years	2,167	2,060
Total	$47,109	$46,131
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2021 and June 30, 2022, these warrants had a fair value of $3.4 billion and $2.4 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are primarily classified as Level 2 assets.
As of December 31, 2021 and June 30, 2022, equity investments not accounted for under the equity-method and without readily determinable fair values had a carrying value of $603 million and $768 million, and are recorded within “Other assets”

on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2021	June 30, 2022
Cash and cash equivalents	$36,220	$37,478
Restricted cash included in accounts receivable, net and other	242	207
Restricted cash included in other assets	15	15
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$36,477	$37,700
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment, delivery, office, physical store, data center, and sortation facilities as well as server and networking equipment, vehicles, and aircraft. Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $72.2 billion and $68.6 billion as of December 31, 2021 and June 30, 2022. Accumulated amortization associated with finance leases was $43.4 billion and $43.5 billion as of December 31, 2021 and June 30, 2022.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Operating lease cost	$1,662	$2,133	$3,218	$4,236
Finance lease cost:
Amortization of lease assets	2,489	1,530	4,945	3,090
Interest on lease liabilities	119	92	251	195
Finance lease cost	2,608	1,622	5,196	3,285
Variable lease cost	415	471	763	940
Total lease cost	$4,685	$4,226	$9,177	$8,461
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2021	June 30, 2022
Weighted-average remaining lease term – operating leases	11.3 years	11.1 years
Weighted-average remaining lease term – finance leases	8.1 years	8.7 years
Weighted-average discount rate – operating leases	2.2%	2.4%
Weighted-average discount rate – finance leases	2.0%	2.1%

Our lease liabilities were as follows (in millions):

	December 31, 2021
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$66,269	$25,866	$92,135
Less: imputed interest	(7,939)	(2,113)	(10,052)
Present value of lease liabilities	58,330	23,753	82,083
Less: current portion of lease liabilities	(6,349)	(8,083)	(14,432)
Total long-term lease liabilities	$51,981	$15,670	$67,651

	June 30, 2022
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$69,341	$20,426	$89,767
Less: imputed interest	(8,735)	(2,009)	(10,744)
Present value of lease liabilities	60,606	18,417	79,023
Less: current portion of lease liabilities	(6,707)	(5,792)	(12,499)
Total long-term lease liabilities	$53,899	$12,625	$66,524
Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of June 30, 2022 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt principal and interest	$2,303	$5,536	$8,940	$5,280	$4,187	$67,529	$93,775
Operating lease liabilities	3,966	7,856	7,360	6,796	6,226	37,137	69,341
Finance lease liabilities, including interest	3,184	4,630	2,226	1,337	1,201	7,848	20,426
Financing obligations, including interest (1)	229	464	463	456	463	7,179	9,254
Leases not yet commenced	545	1,711	2,324	2,350	2,381	22,512	31,823
Unconditional purchase obligations (2)	3,110	7,088	6,208	4,927	4,342	9,404	35,079
Other commitments (3)(4)	1,898	2,229	1,492	1,051	1,132	11,234	19,036
Total commitments	$15,235	$29,514	$29,013	$22,197	$19,932	$162,843	$278,734
___________________
(1)Includes non-cancellable financing obligations for fulfillment, sortation, and data center facilities. Excluding interest, current financing obligations of $196 million and $251 million are recorded within “Accrued expenses and other” and $6.2 billion and $6.8 billion are recorded within “Other long-term liabilities” as of December 31, 2021 and June 30, 2022. The weighted-average remaining term of the financing obligations was 18.8 years and 18.4 years and the weighted-average imputed interest rate was 3.2% as of December 31, 2021 and June 30, 2022.
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

In addition, we are paying the previously disclosed €1.13 billion fine imposed by the Italian Competition Authority in December 2021, which we will seek to recover pending conclusion of all appeals.
In July 2022, we entered into an agreement to acquire 1Life Healthcare, Inc. (One Medical) for approximately $3.9 billion, including its debt, subject to customary closing conditions. We expect to fund this acquisition with cash on hand.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2021 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended March 31, 2022, as supplemented by the following:
In November 2015, Eolas Technologies, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the use of “interactive features” on www.amazon.com, including “search suggestions and search results,” infringes U.S. Patent No. 9,195,507, entitled “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects Within A Hypermedia Document.” The complaint sought a judgment of infringement together with costs and attorneys’ fees. In February 2016, Eolas filed an amended complaint seeking, among other things, an unspecified amount of damages. In February 2017, Eolas alleged in its damages report that in the event of a finding of liability Amazon could be subject to $130-$250 million in damages. In April 2017, the case was transferred to the United States District Court for the Northern District of California. In May 2022, the district court granted summary judgment holding that the patent is invalid. In June 2022, Eolas filed a notice of appeal. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In October 2020, BroadbandiTV, Inc. filed a complaint against Amazon.com, Inc., Amazon.com Services LLC, and Amazon Web Services, Inc. in the United States District Court for the Western District of Texas. The complaint alleges, among other things, that certain Amazon Prime Video features and services infringe U.S. Patent Nos. 9,648,388, 10,546,750, and 10,536,751, each entitled “Video-On-Demand Content Delivery System For Providing Video-On-Demand Services To TV Services Subscribers”; 10,028,026, entitled “System For Addressing On-Demand TV Program Content On TV Services Platform Of A Digital TV Services Provider”; and 9,973,825, entitled “Dynamic Adjustment Of Electronic Program Guide Displays Based On Viewer Preferences For Minimizing Navigation In VOD Program Selection.” The complaint seeks an unspecified amount of damages. In April 2022, BroadbandiTV alleged in its damages report that, in the event of a finding of liability, Amazon.com, Inc., Amazon.com Services LLC, and Amazon Web Services, Inc. could be subject to $166-$986 million in damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In July 2022, Acceleration Bay, LLC filed a complaint against Amazon Web Services, Inc. in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon EC2, Amazon CloudFront, AWS Lambda, Amazon Lumberyard, Luna, Amazon Prime Video, Twitch, Amazon GameLift, GridMate, Amazon EKS, AWS App Mesh, and Amazon VPC infringe U.S. Patent Nos. 6,701,344, entitled “Distributed Game Environment”; 6,714,966, entitled “Information Delivery Service”; 6,732,147, entitled “Leaving A Broadcast Service”; 6,829,634, entitled “Broadcasting Network”; and 6,910,069, entitled “Joining A Broadcast Channel.” The complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, interest, attorneys’ fees, and costs. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of June 30, 2022, we had $62.5 billion of unsecured senior notes outstanding (the “Notes”), including $12.8 billion issued in April 2022 for general corporate purposes, and $935 million of borrowings under our credit facility. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2021	June 30, 2022
2012 Notes issuance of $3.0 billion	2022	2.50%	2.66%	1,250	1,250
2014 Notes issuance of $6.0 billion	2024 - 2044	3.80% - 4.95%	3.90% - 5.11%	4,000	4,000
2017 Notes issuance of $17.0 billion	2023 - 2057	2.40% - 5.20%	2.56% - 4.33%	16,000	16,000
2020 Notes issuance of $10.0 billion	2023 - 2060	0.40% - 2.70%	0.56% - 2.77%	10,000	10,000
2021 Notes issuance of $18.5 billion	2023 - 2061	0.25% - 3.25%	0.35% - 3.31%	18,500	18,500
2022 Notes Issuance of $12.8 billion	2024 - 2062	2.73% - 4.10%	2.83% - 4.15%	—	12,750
Credit Facility				803	935
Total face value of long-term debt				50,553	63,435
Unamortized discount and issuance costs, net				(318)	(384)
Less: current portion of long-term debt				(1,491)	(4,998)
Long-term debt				$48,744	$58,053
___________________
(1) The weighted-average remaining lives of the 2012, 2014, 2017, 2020, 2021, and 2022 Notes were 0.4, 13.1, 14.7, 17.2, 13.8, and 13.8 years as of June 30, 2022. The combined weighted-average remaining life of the Notes was 14.3 years as of June 30, 2022.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $53.3 billion and $57.1 billion as of December 31, 2021 and June 30, 2022, which is based on quoted prices for our debt as of those dates.
We have a $1.0 billion secured revolving credit facility with a lender that is secured by certain seller receivables, which we may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until October 2022, bears interest at the London interbank offered rate (“LIBOR”) plus 1.40%, and has a commitment fee of 0.50% on the undrawn portion. There were $803 million and $935 million of borrowings outstanding under the Credit Facility as of December 31, 2021 and June 30, 2022, which had a weighted-average interest rate of 2.7%. As of December 31, 2021 and June 30, 2022, we have pledged $918 million and $1.1 billion of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2021 and June 30, 2022.
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. In March 2022, we increased the size of the Commercial Paper Programs from $10.0 billion to $20.0 billion. There were $725 million and $8.2 billion of borrowings outstanding under the Commercial Paper Programs as of December 31, 2021 and June 30, 2022, which were included in “Accrued expenses and other” on our consolidated balance sheets and had a weighted-average effective interest rate, including issuance costs, of 0.08% and 0.99%, respectively. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We also have a $10.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), which was amended and restated in March 2022 to increase the borrowing capacity from $7.0 billion to $10.0 billion and to extend the term to March 2025. It may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2021 and June 30, 2022.
We also utilize other short-term credit facilities for working capital purposes. There were $318 million and $235 million of borrowings outstanding under these facilities as of December 31, 2021 and June 30, 2022, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $10.0 billion of unused letters of credit as of June 30, 2022.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration, which replaced the previous $5.0 billion stock repurchase authorization, approved by the Board of Directors in February 2016. We repurchased 46.2 million shares of our common stock for $6.0 billion during the six months ended June 30, 2022 under these programs. As of June 30, 2022, we have $6.1 billion remaining under the repurchase program.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.5 billion and 10.6 billion as of December 31, 2021 and June 30, 2022. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Cost of sales	$145	$213	$235	$359
Fulfillment	566	763	908	1,261
Technology and content	1,887	2,814	3,115	4,459
Sales and marketing	691	990	1,147	1,655
General and administrative	302	429	492	725
Total stock-based compensation expense	$3,591	$5,209	$5,897	$8,459
The following table summarizes our restricted stock unit activity for the six months ended June 30, 2022 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2021	279.9	$134
Units granted	166.0	159
Units vested	(54.2)	108
Units forfeited	(24.2)	140
Outstanding as of June 30, 2022	367.5	149
Scheduled vesting for outstanding restricted stock units as of June 30, 2022, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Scheduled vesting — restricted stock units	57.7	134.5	123.3	38.0	9.8	4.2	367.5
As of June 30, 2022, there was $26.9 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of

1.1 years. The estimated forfeiture rate as of December 31, 2021 and June 30, 2022 was 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Total beginning stockholders’ equity	$103,320	$134,001	$93,404	$138,245

Beginning common stock	106	107	105	106
Stock-based compensation and issuance of employee benefit plan stock	0	0	1	1
Ending common stock	106	107	106	107

Beginning treasury stock	(1,837)	(4,503)	(1,837)	(1,837)
Common stock repurchased	—	(3,334)	—	(6,000)
Ending treasury stock	(1,837)	(7,837)	(1,837)	(7,837)

Beginning additional paid-in capital	45,060	58,691	42,765	55,437
Stock-based compensation and issuance of employee benefit plan stock	3,563	5,180	5,858	8,434
Ending additional paid-in capital	48,623	63,871	48,623	63,871

Beginning accumulated other comprehensive income (loss)	(666)	(2,365)	(180)	(1,376)
Other comprehensive income (loss)	141	(2,417)	(345)	(3,406)
Ending accumulated other comprehensive income (loss)	(525)	(4,782)	(525)	(4,782)

Beginning retained earnings	60,658	82,071	52,551	85,915
Net income (loss)	7,778	(2,028)	15,885	(5,872)
Ending retained earnings	68,436	80,043	68,436	80,043

Total ending stockholders’ equity	$114,803	$131,402	$114,803	$131,402
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
For 2022, we estimate that our effective tax rate will be reduced by the U.S. federal research and development credit and increased by state income taxes. In addition, valuation gains and losses from our equity investment in Rivian impact our pre-tax income and may cause variability in our effective tax rate.

Our income tax provision for the six months ended June 30, 2021 was $3.0 billion, which included $1.4 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation and audit-related developments. Our income tax benefit for the six months ended June 30, 2022 was $2.1 billion, which included $3.2 billion of net discrete tax benefits primarily attributable to a valuation loss related to our equity investment in Rivian.
Cash paid for income taxes, net of refunds was $1.8 billion and $3.1 billion in Q2 2021 and Q2 2022, and $2.6 billion and $3.6 billion for the six months ended June 30, 2021 and 2022.
As of December 31, 2021 and June 30, 2022, tax contingencies were approximately $3.2 billion and $3.3 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
North America
Net sales	$67,550	$74,430	$131,916	$143,674
Operating expenses	64,403	75,057	125,319	145,869
Operating income (loss)	$3,147	$(627)	$6,597	$(2,195)

International
Net sales	$30,721	$27,065	$61,370	$55,824
Operating expenses	30,359	28,836	59,756	58,876
Operating income (loss)	$362	$(1,771)	$1,614	$(3,052)

AWS
Net sales	$14,809	$19,739	$28,312	$38,180
Operating expenses	10,616	14,024	19,956	25,947
Operating income	$4,193	$5,715	$8,356	$12,233

Consolidated
Net sales	$113,080	$121,234	$221,598	$237,678
Operating expenses	105,378	117,917	205,031	230,692
Operating income	7,702	3,317	16,567	6,986
Total non-operating income (expense)	932	(5,970)	2,335	(14,904)
Benefit (provision) for income taxes	(868)	637	(3,024)	2,059
Equity-method investment activity, net of tax	12	(12)	7	(13)
Net income (loss)	$7,778	$(2,028)	$15,885	$(5,872)

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net Sales:
Online stores (1)	$53,157	$50,855	$106,058	$101,984
Physical stores (2)	4,198	4,721	8,118	9,312
Third-party seller services (3)	25,085	27,376	48,794	52,711
Subscription services (4)	7,917	8,716	15,497	17,126
Advertising services (5)	7,451	8,757	13,832	16,634
AWS	14,809	19,739	28,312	38,180
Other (6)	463	1,070	987	1,731
Consolidated	$113,080	$121,234	$221,598	$237,678
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
(6)Includes sales related to various other offerings, such as certain licensing and distribution of video content and shipping services, and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, inflation, regional labor market and global supply chain constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, variability in demand, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, global economic conditions and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2022, we would have recorded an additional cost of sales of approximately $425 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2022	2021	2022	2021	2022
Cash provided by (used in):
Operating activities	$12,715	$8,965	$16,928	$6,175	$59,322	$35,574
Investing activities	(22,080)	(12,078)	(30,746)	(11,172)	(63,659)	(38,580)
Financing activities	15,643	4,626	12,167	6,616	6,246	740
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $96.0 billion and $60.7 billion as of December 31, 2021 and June 30, 2022. Amounts held in foreign currencies were $22.7 billion and $12.4 billion as of December 31, 2021 and June 30, 2022. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, and Japanese Yen.
Cash provided by (used in) operating activities was $12.7 billion and $9.0 billion for Q2 2021 and Q2 2022, and $16.9 billion and $6.2 billion for the six months ended June 30, 2021 and 2022. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The decrease in operating cash flow for the trailing twelve months ended June 30, 2022, compared to the comparable prior year period, was primarily due to changes in working capital, as well as changes in net income (loss), excluding non-cash expenses. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(22.1) billion and $(12.1) billion for Q2 2021 and Q2 2022, and $(30.7) billion and $(11.2) billion for the six months ended June 30, 2021 and 2022, with the variability caused primarily by purchases, sales, and maturities of marketable securities. Cash capital expenditures were $13.0 billion and $14.1 billion during Q2 2021 and Q2 2022, and $24.2 billion and $27.8 billion for the six months ended June 30, 2021 and 2022, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network. We expect to continue these investments over time, with increased spending on technology infrastructure in 2022. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $320 million and $259 million during Q2 2021 and Q2 2022, and $950 million and $6.6 billion for the six months ended June 30, 2021 and 2022. We funded the acquisition of MGM Holdings Inc. with cash on hand. We expect to fund the acquisition of 1Life Healthcare, Inc. (One Medical) with cash on hand.
Cash provided by (used in) financing activities was $15.6 billion and $4.6 billion for Q2 2021 and Q2 2022, and $12.2 billion and $6.6 billion for the six months ended June 30, 2021 and 2022. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $19.7 billion and $17.7 billion for Q2 2021 and Q2 2022, and $21.7 billion and $31.4 billion for the six months ended June 30, 2021 and 2022. Cash outflows from financing activities resulted from repurchases of common stock, payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $4.0 billion and $13.1 billion in Q2 2021 and Q2 2022, and $9.6 billion and $24.8 billion for the six months ended June 30, 2021 and 2022. Property and equipment acquired under finance leases was $1.6 billion and $61 million during Q2 2021 and Q2 2022, and $3.7 billion and $227 million for the six months ended June 30, 2021 and 2022.
We had no borrowings outstanding under the Credit Agreement, $8.2 billion of borrowings outstanding under the Commercial Paper Programs, and $935 million of borrowings outstanding under our Credit Facility as of June 30, 2022. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. Effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. Cash taxes paid (net of refunds) were $1.8 billion and $3.1 billion for Q2 2021 and Q2 2022, and $2.6 billion and $3.6 billion for the six months ended June 30, 2021 and 2022.
As of December 31, 2021 and June 30, 2022, restricted cash, cash equivalents, and marketable securities were $260 million and $222 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
The factors described above contributed to a deceleration in our net sales growth rate and increases in our operating costs during Q2 2022, particularly across our North America and International segments, primarily due to a return to more normal, seasonal demand volumes in relation to our fulfillment network fixed costs as well as increased transportation costs, increased wage rates and incentives, and fulfillment network inefficiencies resulting from regional labor market and global supply chain constraints. We expect some or all of these factors to continue to impact our operations into Q3 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net Sales:
North America	$67,550	$74,430	$131,916	$143,674
International	30,721	27,065	61,370	55,824
AWS	14,809	19,739	28,312	38,180
Consolidated	$113,080	$121,234	$221,598	$237,678
Year-over-year Percentage Growth (Decline):
North America	22%	10%	30%	9%
International	36	(12)	47	(9)
AWS	37	33	35	35
Consolidated	27	7	35	7
Year-over-year Percentage Growth (Decline), excluding the effect of foreign exchange rates:
North America	21%	10%	29%	9%
International	26	(1)	37	0
AWS	37	33	35	35
Consolidated	24	10	32	10
Net sales mix:
North America	60%	62%	59%	60%
International	27	22	28	24
AWS	13	16	13	16
Consolidated	100%	100%	100%	100%
Sales increased 7% in Q2 2022, and 7% for the six months ended June 30, 2022 compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(3.6) billion for Q2 2022 and by $(5.4) billion for the six months ended June 30, 2022. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.

North America sales increased 10% in Q2 2022, and 9% for the six months ended June 30, 2022 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, and advertising sales. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers.
International sales decreased 12% in Q2 2022, and 9% for the six months ended June 30, 2022 compared to the comparable prior year periods, primarily due to the impact of foreign currency exchange rates, and also due to decreased unit sales, partially offset by increased subscription services and advertising sales. Unit sales decreased compared to the higher levels we experienced in the comparable prior year periods due to widespread regional and national COVID-19 lockdowns in the 2021 periods. Changes in foreign currency exchange rates impacted International net sales by $(3.5) billion for Q2 2022, and by $(5.3) billion for the six months ended June 30, 2022.
AWS sales increased 33% in Q2 2022, and 35% for the six months ended June 30, 2022 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Operating Income (Loss)
North America	$3,147	$(627)	$6,597	$(2,195)
International	362	(1,771)	1,614	(3,052)
AWS	4,193	5,715	8,356	12,233
Consolidated	$7,702	$3,317	$16,567	$6,986
Operating income decreased from $7.7 billion in Q2 2021 to $3.3 billion in Q2 2022, and decreased from $16.6 billion for the six months ended June 30, 2021 to $7.0 billion for the six months ended June 30, 2022. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The North America operating loss in Q2 2022 and for the six months ended June 30, 2022, as compared to the operating income in the comparable prior year periods, is primarily due to increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, increased transportation costs, increased wage rates and incentives, and fulfillment network inefficiencies, and growth in certain operating expenses, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales. Changes in foreign exchange rates positively impacted operating income (loss) by $61 million for Q2 2022, and by $103 million for the six months ended June 30, 2022.
The International operating loss in Q2 2022 and for the six months ended June 30, 2022, as compared to the operating income in the comparable prior year periods, is primarily due to: increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, increased transportation costs, increased wage rates and incentives, and fulfillment network inefficiencies; decreased unit sales; and growth in certain operating expenses; partially offset by increased advertising sales. Changes in foreign exchange rates negatively impacted operating income (loss) by $231 million for Q2 2022, and by $310 million for the six months ended June 30, 2022.
The increase in AWS operating income in absolute dollars in Q2 2022 and for the six months ended June 30, 2022, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, including a reduction in depreciation and amortization expense from our change in the estimated useful lives of our servers and networking equipment, partially offset by increased payroll and related expenses and spending on technology infrastructure, all of which were primarily driven by additional investments to support AWS business growth, and reduced prices for our customers. Changes in foreign exchange rates positively impacted operating income by $335 million for Q2 2022, and by $498 million for the six months ended June 30, 2022.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Operating expenses:
Cost of sales	$64,176	$66,424	$126,579	$132,923
Fulfillment	17,638	20,342	34,168	40,613
Technology and content	13,871	18,072	26,359	32,914
Sales and marketing	7,524	10,086	13,731	18,406
General and administrative	2,158	2,903	4,145	5,497
Other operating expense (income), net	11	90	49	339
Total operating expenses	$105,378	$117,917	$205,031	$230,692
Year-over-year Percentage Growth:
Cost of sales	22%	4%	31%	5%
Fulfillment	28	15	35	19
Technology and content	34	30	34	25
Sales and marketing	73	34	50	34
General and administrative	37	35	37	33
Other operating expense (income), net	(96)	673	(86)	588
Percent of Net Sales:
Cost of sales	56.8%	54.8%	57.1%	55.9%
Fulfillment	15.6	16.8	15.4	17.1
Technology and content	12.3	14.9	11.9	13.8
Sales and marketing	6.7	8.3	6.2	7.7
General and administrative	1.9	2.4	1.9	2.3
Other operating expense (income), net	0.0	0.1	0.0	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in Q2 2022, and for the six months ended June 30, 2022, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales, increased investments in our fulfillment network, as well as increased transportation costs, increased wage rates and incentives, and fulfillment network inefficiencies resulting from regional labor market and global supply chain constraints. Changes in foreign exchange rates reduced cost of sales by $2.5 billion for Q2 2022, and by $3.8 billion for the six months ended June 30, 2022.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $17.7 billion and $19.3 billion in Q2 2021 and Q2 2022, and $34.9 billion and $38.9 billion for the six months ended June 30, 2021 and 2022. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q2 2022 and for the six months ended June 30, 2022, compared to the comparable prior year periods, is primarily due to increased investments in our fulfillment network and variable costs corresponding with increased product and service sales volume and inventory levels, increased wage rates and incentives and fulfillment network inefficiencies resulting from regional labor market and global supply chain constraints.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q2 2022 and for the six months ended June 30, 2022, compared to the comparable prior year periods, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on technology infrastructure, partially offset by a reduction in depreciation and amortization expense from our change in the estimated useful lives of our servers and networking equipment. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2021 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures — Use of Estimates” for additional information on the change in estimated useful lives of our servers and networking equipment.
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
The increase in sales and marketing costs in absolute dollars in Q2 2022 and for the six months ended June 30, 2022, compared to the comparable prior year periods, is primarily due to increased payroll and related expenses for personnel engaged in marketing and selling activities and higher marketing spend.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q2 2022 and for the six months ended June 30, 2022, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses and professional fees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $11 million and $90 million for Q2 2021 and Q2 2022, and $49 million and $339 million for the six months ended June 30, 2021 and 2022, and was primarily related to impairments of property and equipment and operating leases in 2022 and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $106 million and $159 million during Q2 2021 and Q2 2022, and $211 million and $267 million for the six months ended June 30, 2021 and 2022. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $435 million and $584 million during Q2 2021 and Q2 2022, and $834 million and $1.1 billion for the six months ended June 30, 2021 and 2022, and was primarily related to debt and finance leases.
Other Income (Expense), Net
Other income (expense), net was $1.3 billion and $(5.5) billion during Q2 2021 and Q2 2022, and $3.0 billion and $(14.1) billion for the six months ended June 30, 2021 and 2022. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net is a marketable equity securities valuation loss of $3.9 billion in Q2 2022, and $11.5 billion for the six months ended June 30, 2022, from our equity investment in Rivian.
Income Taxes
Our income tax provision for the six months ended June 30, 2021 was $3.0 billion, which included $1.4 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation and audit-related developments. Our income tax benefit for the six months ended June 30, 2022 was $2.1 billion, which included $3.2 billion of net discrete tax benefits primarily attributable to a valuation loss related to our equity investment in Rivian. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2021 and 2022 (in millions):

	Twelve Months Ended June 30,
	2021	2022
Net cash provided by (used in) operating activities	$59,322	$35,574
Purchases of property and equipment, net of proceeds from sales and incentives	(47,176)	(59,061)
Free cash flow	$12,146	$(23,487)

Net cash provided by (used in) investing activities	$(63,659)	$(38,580)
Net cash provided by (used in) financing activities	$6,246	$740

Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2021 and 2022 (in millions):

	Twelve Months Ended June 30,
	2021	2022
Net cash provided by (used in) operating activities	$59,322	$35,574
Purchases of property and equipment, net of proceeds from sales and incentives	(47,176)	(59,061)
Free cash flow	12,146	(23,487)
Principal repayments of finance leases	(11,435)	(9,789)
Principal repayments of financing obligations	(116)	(205)
Free cash flow less principal repayments of finance leases and financing obligations	$595	(33,481)

Net cash provided by (used in) investing activities	$(63,659)	$(38,580)
Net cash provided by (used in) financing activities	$6,246	$740
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases, net of remeasurements and modifications,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2021 and 2022 (in millions):

	Twelve Months Ended June 30,
	2021	2022
Net cash provided by (used in) operating activities	$59,322	$35,574
Purchases of property and equipment, net of proceeds from sales and incentives	(47,176)	(59,061)
Free cash flow	12,146	(23,487)
Equipment acquired under finance leases (1)	(7,295)	(1,621)
Principal repayments of all other finance leases (2)	(550)	(751)
Principal repayments of financing obligations	(116)	(205)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$4,185	$(26,064)

Net cash provided by (used in) investing activities	$(63,659)	$(38,580)
Net cash provided by (used in) financing activities	$6,246	$740
___________________
(1)For the twelve months ended June 30, 2021 and 2022, this amount relates to equipment included in “Property and equipment acquired under finance leases, net of remeasurements and modifications” of $9,976 million and $3,579 million.
(2)For the twelve months ended June 30, 2021 and 2022, this amount relates to property included in “Principal repayments of finance leases” of $11,435 million and $9,789 million.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2021			2022			2021			2022
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$113,080	$(2,471)	$110,609	$121,234	$3,599	$124,833	$221,598	$(4,544)	$217,054	$237,678	$5,440	$243,118
Operating expenses	105,378	(2,464)	102,914	117,917	3,764	121,681	205,031	(4,430)	200,601	230,692	5,731	236,423
Operating income	7,702	(7)	7,695	3,317	(165)	3,152	16,567	(114)	16,453	6,986	(291)	6,695
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on July 28, 2022, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 28, 2022, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as uncertainty regarding the impacts of the COVID-19 pandemic, fluctuations in foreign exchange rates, changes in global economic conditions and customer demand and spending, inflation, regional labor market and global supply chain constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.” This guidance reflects our estimates as of July 28, 2022 regarding the impacts of the COVID-19 pandemic on our operations as well as the effect of other factors discussed above.
Third Quarter 2022 Guidance
•Net sales are expected to be between $125.0 billion and $130.0 billion, or to grow between 13% and 17% compared with third quarter 2021. This guidance anticipates an unfavorable impact of approximately 390 basis points from foreign exchange rates.
•Operating income is expected to be between $0 and $3.5 billion, compared with $4.9 billion in third quarter 2021.
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
Foreign Exchange Risk
During Q2 2022, net sales from our International segment accounted for 22% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q2 2022 decreased by $3.5 billion in comparison with Q2 2021.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2022, of $12.4 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $620 million, $1.2 billion, and $2.5 billion. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in “Other income (expense), net” on our consolidated statements of operations.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of June 30, 2022, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $405 million, $805 million, and $1.6 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of June 30, 2022, our recorded value in equity and equity warrant investments in public and private companies was $8.8 billion. Our equity and equity warrant investments in publicly traded companies, which primarily relate to Rivian, represent $6.6 billion of our investments as of June 30, 2022, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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

Legal and Regulatory Risks
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, physical, e-commerce, and omnichannel retail, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, and other products and services that we offer or sell. These regulations and laws cover taxation, privacy, data use, data protection, data security, network security, consumer protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, healthcare, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data use, data protection, data security, network security, and consumer protection apply to aspects of our operations such as the Internet, e-commerce, digital content, web services, electronic devices, advertising, and artificial intelligence technologies and services. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews, investigations, and other proceedings by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. For example, we face a number of open investigations based on claims that aspects of our operations violate competition rules, including aspects of Amazon’s European marketplace for sellers, particularly with respect to use of data, fulfillment services, and featured offers, and legislative and regulatory initiatives in Europe and elsewhere allow authorities to restrict or prohibit certain operations or actions pre-emptively without the need to assess specific competitive effects. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations. The media, political, and regulatory scrutiny we face, which may continue to increase, amplifies these risks.
Claims, Litigation, Government Investigations, and Other Proceedings May Adversely Affect Our Business and Results of Operations
As an innovative company offering a wide range of consumer and business products and services around the world, we are regularly subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including patent and other intellectual property matters, taxes, labor and employment, competition and antitrust, privacy, data use, data protection, data security, network security, consumer protection, commercial disputes, goods and services offered by us and by third parties, and other matters. The number and scale of these proceedings have increased over time as our businesses have expanded in scope and geographic reach, as our products, services, and operations have become more complex and available to, and used by, more people, and as governments and regulatory authorities seek to regulate us on a pre-emptive basis. Any of these types of proceedings can have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could involve licenses, sanctions, consent decrees, or orders requiring us to make substantial future payments, preventing us from offering certain products or services, requiring us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.
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
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration, which replaced the previous $5.0 billion stock repurchase authorization, approved by the Board of Directors in February 2016. We repurchased 27.5 million shares of our common stock for $3.3 billion during the three months ended June 30, 2022 under the program. The table below sets forth information regarding the Company’s purchases of its common stock during three months ended June 30, 2022 (in millions, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program
April 1 - April 30, 2022	8.5	$138	8.5	$8,266
May 1 - May 31, 2022	13.7	117	13.7	6,675
June 1 - June 30, 2022	5.3	106	5.3	6,119
Total	27.5		27.5
All repurchases disclosed in the table were pursuant to the March 2022 Board of Directors’ authorization.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 27, 2022).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 29, 2020).

4.1
Supplemental Indenture, dated as of April 13, 2022, among Amazon.com, Inc., Wells Fargo Bank, National Association, as prior trustee, and Computershare Trust Company, National Association, as successor trustee, containing Form of 2.730% Note due 2024, Form of 3.000% Note due 2025, Form of 3.300% Note due 2027, Form of 3.450% Note due 2029, Form of 3.600% Note due 2032, Form of 3.950% Note due 2052, and Form of 4.100% Note due 2062 (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 13, 2022).

10.1	1997 Stock Incentive Plan (amended and restated).

10.2	1999 Nonofficer Employee Stock Option Plan (amended and restated).

31.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: July 28, 2022