Form 10-Q
period 2022-09-30
AMAZON COM INC
filed 2022-10-28
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,201,654,176 shares of common stock, par value $0.01 per share, outstanding as of October 19, 2022

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2022	2021	2022	2021	2022
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$40,667	$37,700	$42,377	$36,477	$30,202	$30,177
OPERATING ACTIVITIES:
Net income (loss)	3,156	2,872	19,041	(3,000)	26,263	11,323
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	8,948	10,204	24,494	28,776	32,112	38,578
Stock-based compensation	3,180	5,556	9,077	14,015	11,639	17,695
Other operating expense (income), net	24	123	72	460	(415)	525
Other expense (income), net	340	(1,272)	(2,374)	13,521	(3,701)	1,589
Deferred income taxes	909	(825)	3,313	(4,781)	1,677	(8,404)
Changes in operating assets and liabilities:
Inventories	(7,059)	732	(7,572)	(5,772)	(7,242)	(7,687)
Accounts receivable, net and other	(4,890)	(4,794)	(11,607)	(13,109)	(16,168)	(19,665)
Accounts payable	3,832	(1,226)	(4,387)	(6,907)	8,863	1,082
Accrued expenses and other	(1,465)	(20)	(7,210)	(7,335)	(84)	1,998
Unearned revenue	338	54	1,394	1,711	1,727	2,631
Net cash provided by (used in) operating activities	7,313	11,404	24,241	17,579	54,671	39,665
INVESTING ACTIVITIES:
Purchases of property and equipment	(15,748)	(16,378)	(42,118)	(47,053)	(56,941)	(65,988)
Proceeds from property and equipment sales and incentives	997	1,337	3,192	4,172	4,822	6,637
Acquisitions, net of cash acquired, and other	(654)	(885)	(1,604)	(7,485)	(1,985)	(7,866)
Sales and maturities of marketable securities	15,808	557	46,847	25,918	64,185	38,455
Purchases of marketable securities	(15,231)	(239)	(51,891)	(2,332)	(72,692)	(10,598)
Net cash provided by (used in) investing activities	(14,828)	(15,608)	(45,574)	(26,780)	(62,611)	(39,360)
FINANCING ACTIVITIES:
Common stock repurchased	—	—	—	(6,000)	—	(6,000)
Proceeds from short-term debt, and other	2,187	12,338	5,289	30,946	7,724	33,613
Repayments of short-term debt, and other	(1,917)	(7,916)	(5,094)	(21,757)	(7,385)	(24,416)
Proceeds from long-term debt	176	107	18,803	12,931	19,334	13,131
Repayments of long-term debt	(509)	—	(589)	(1)	(703)	(1,002)
Principal repayments of finance leases	(2,693)	(1,465)	(8,903)	(6,301)	(11,271)	(8,561)
Principal repayments of financing obligations	(20)	(48)	(115)	(186)	(124)	(233)
Net cash provided by (used in) financing activities	(2,776)	3,016	9,391	9,632	7,575	6,532
Foreign currency effect on cash, cash equivalents, and restricted cash	(199)	(1,334)	(258)	(1,730)	340	(1,836)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(10,490)	(2,522)	(12,200)	(1,299)	(25)	5,001
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$30,177	$35,178	$30,177	$35,178	$30,177	$35,178
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net product sales	$54,876	$59,340	$170,371	$172,370
Net service sales	55,936	67,761	162,039	192,409
Total net sales	110,812	127,101	332,410	364,779
Operating expenses:
Cost of sales	62,930	70,268	189,509	203,191
Fulfillment	18,498	20,583	52,666	61,196
Technology and content	14,380	19,485	40,739	52,399
Sales and marketing	8,010	11,014	21,741	29,420
General and administrative	2,153	3,061	6,298	8,558
Other operating expense (income), net	(11)	165	38	504
Total operating expenses	105,960	124,576	310,991	355,268
Operating income	4,852	2,525	21,419	9,511
Interest income	119	277	330	544
Interest expense	(493)	(617)	(1,327)	(1,673)
Other income (expense), net	(163)	759	2,795	(13,356)
Total non-operating income (expense)	(537)	419	1,798	(14,485)
Income (loss) before income taxes	4,315	2,944	23,217	(4,974)
Benefit (provision) for income taxes	(1,155)	(69)	(4,179)	1,990
Equity-method investment activity, net of tax	(4)	(3)	3	(16)
Net income (loss)	$3,156	$2,872	$19,041	$(3,000)
Basic earnings per share	$0.31	$0.28	$1.88	$(0.29)
Diluted earnings per share	$0.31	$0.28	$1.85	$(0.29)
Weighted-average shares used in computation of earnings per share:
Basic	10,132	10,191	10,103	10,178
Diluted	10,309	10,331	10,287	10,178
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net income (loss)	$3,156	$2,872	$19,041	$(3,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $39, $76, $35, and $136	(537)	(2,142)	(752)	(4,661)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $3, $(4), $31, and $(3)	(5)	(195)	(109)	(1,095)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $5, $0, $13, and $0	(8)	4	(34)	17
Net unrealized gains (losses) on available-for-sale debt securities	(13)	(191)	(143)	(1,078)
Total other comprehensive income (loss)	(550)	(2,333)	(895)	(5,739)
Comprehensive income (loss)	$2,606	$539	$18,146	$(8,739)
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2021	September 30, 2022
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,220	$34,947
Marketable securities	59,829	23,715
Inventories	32,640	36,647
Accounts receivable, net and other	32,891	36,154
Total current assets	161,580	131,463
Property and equipment, net	160,281	177,195
Operating leases	56,082	62,033
Goodwill	15,371	20,168
Other assets	27,235	37,503
Total assets	$420,549	$428,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,664	$67,760
Accrued expenses and other	51,775	59,974
Unearned revenue	11,827	12,629
Total current liabilities	142,266	140,363
Long-term lease liabilities	67,651	69,332
Long-term debt	48,744	58,919
Other long-term liabilities	23,643	22,259
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 10,644 and 10,714 shares issued; 10,175 and 10,198 shares outstanding)	106	107
Treasury stock, at cost	(1,837)	(7,837)
Additional paid-in capital	55,437	69,419
Accumulated other comprehensive income (loss)	(1,376)	(7,115)
Retained earnings	85,915	82,915
Total stockholders’ equity	138,245	137,489
Total liabilities and stockholders’ equity	$420,549	$428,362
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
We review the useful lives of equipment on an ongoing basis, and effective January 1, 2022 we changed our estimate of the useful lives for our servers from four to five years and for our networking equipment from five to six years. The longer useful lives are due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for Q3 2022, based on servers and networking equipment that were included in “Property and equipment, net” as of June 30, 2022 and those acquired during the three months ended September 30, 2022, was a reduction in depreciation and amortization expense of $882 million and a benefit to net income of $665 million, or $0.07 per basic share and $0.06 per diluted share. The effect of this change in estimate for the nine months ended September 30, 2022, based on servers and networking equipment that were included in “Property and equipment, net” as of December 31, 2021 and those acquired during the nine months ended September 30, 2022, was a reduction in depreciation and amortization expense of $2.8 billion and a benefit to net loss of $2.2 billion, or $0.21 per basic share and $0.21 per diluted share.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2022	2021	2022	2021	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt	$276	$304	$731	$932	$933	$1,299
Cash paid for operating leases	1,812	1,813	5,029	6,268	6,230	7,961
Cash paid for interest on finance leases	121	88	407	290	535	404
Cash paid for interest on financing obligations	48	39	116	152	147	189
Cash paid for income taxes, net of refunds	750	742	3,354	4,340	3,774	4,674
Assets acquired under operating leases	10,447	6,755	19,561	14,031	23,908	19,839
Property and equipment acquired under finance leases, net of remeasurements and modifications	1,744	131	5,453	358	8,149	1,966
Property and equipment recognized during the construction period of build-to-suit lease arrangements	1,797	526	3,877	2,877	4,916	4,847
Property and equipment derecognized after the construction period of build-to-suit lease arrangements, with the associated leases recognized as operating	76	2,195	174	3,307	174	3,363
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Shares used in computation of basic earnings per share	10,132	10,191	10,103	10,178
Total dilutive effect of outstanding stock awards	177	140	184	—
Shares used in computation of diluted earnings per share	10,309	10,331	10,287	10,178
Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Marketable equity securities valuation gains (losses)	$(129)	$1,039	$(48)	$(11,528)
Equity warrant valuation gains (losses)	(50)	(170)	1,194	(1,606)
Upward adjustments relating to equity investments in private companies	155	11	1,661	76
Foreign currency gains (losses)	(107)	(103)	(28)	(206)
Other, net	(32)	(18)	16	(92)
Total other income (expense), net	(163)	759	2,795	(13,356)
Included in other income (expense), net is a marketable equity securities valuation gain (loss) of $1.1 billion in Q3 2022, and $(10.4) billion for the nine months ended September 30, 2022, from our equity investment in Rivian Automotive, Inc. (“Rivian”). Our investment in Rivian’s preferred stock was accounted for at cost, with adjustments for observable changes in prices or impairments, prior to Rivian’s initial public offering in November 2021, which resulted in the conversion of our preferred stock to Class A common stock. As of September 30, 2022, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 17% ownership interest, and an approximate 16% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles, and one of our employees serving on Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, which is included in “Marketable securities” on our consolidated balance sheets.
Required summarized financial information of Rivian as disclosed in its most recent SEC filings is as follows (in millions):

	Six Months Ended June 30,
	2021	2022
Revenues	$—	$459
Gross profit	—	(1,206)
Loss from operations	(990)	(3,287)
Net loss	(994)	(3,305)
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $2.6 billion and $2.3 billion as of December 31, 2021 and September 30, 2022.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2021 and September 30, 2022, customer receivables, net, were $20.2 billion and $22.8 billion, vendor receivables, net, were $5.3 billion and $4.9 billion, and seller receivables, net, were $1.0 billion and $1.4 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $1.1 billion and $1.3 billion as of December 31, 2021 and September 30, 2022.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2021 and September 30, 2022 were $10.7 billion and $16.3 billion. Total video and music expense was $3.3 billion and $4.2 billion in Q3 2021 and Q3 2022, and $9.4 billion and $11.4 billion for the nine months ended September 30, 2021 and 2022.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2021 was $14.0 billion, of which $10.1 billion was recognized as revenue during the nine months ended September 30, 2022. Included in “Other long-term liabilities” on our consolidated balance sheets was $2.2 billion and $2.7 billion of unearned revenue as of December 31, 2021 and September 30, 2022.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $104.3 billion as of September 30, 2022. The weighted-average remaining life of our long-term contracts is 3.8 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
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

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2021 and September 30, 2022, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2021 and September 30, 2022.
The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2021	September 30, 2022
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,942	$10,720	$—	$—	$10,720
Level 1 securities:
Money market funds	20,312	16,697	—	—	16,697
Equity securities (1)(3)	1,646				5,988
Level 2 securities:
Foreign government and agency securities	181	141	—	(2)	139
U.S. government and agency securities	4,300	2,301	—	(169)	2,132
Corporate debt securities	35,764	20,229	—	(799)	19,430
Asset-backed securities	6,738	3,578	—	(191)	3,387
Other fixed income securities	686	403	—	(22)	381
Equity securities (1)(3)	15,740				19
	$96,309	$54,069	$—	$(1,183)	$58,893
Less: Restricted cash, cash equivalents, and marketable securities (2)	(260)				(231)
Total cash, cash equivalents, and marketable securities	$96,049				$58,662
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $(116) million and $1.0 billion in Q3 2021 and Q3 2022, and $6 million and $(11.3) billion for the nine months ended September 30, 2021 and 2022.
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
(3)Our equity investment in Rivian had a fair value of $15.6 billion and $5.2 billion as of December 31, 2021 and September 30, 2022, respectively. The investment was subject to regulatory sales restrictions resulting in a discount for lack of marketability of approximately $800 million as of December 31, 2021, which expired in Q1 2022.

The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of September 30, 2022 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$26,797	$26,738
Due after one year through five years	13,757	12,807
Due after five years through ten years	772	728
Due after ten years	2,023	1,893
Total	$43,349	$42,166
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2021 and September 30, 2022, these warrants had a fair value of $3.4 billion and $2.5 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are primarily classified as Level 2 assets.
As of December 31, 2021 and September 30, 2022, equity investments not accounted for under the equity-method and without readily determinable fair values had a carrying value of $603 million and $831 million, and are recorded within “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2021	September 30, 2022
Cash and cash equivalents	$36,220	$34,947
Restricted cash included in accounts receivable, net and other	242	224
Restricted cash included in other assets	15	7
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$36,477	$35,178
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment, delivery, office, physical store, data center, and sortation facilities as well as server and networking equipment, vehicles, and aircraft. Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $72.2 billion and $66.6 billion as of December 31, 2021 and September 30, 2022. Accumulated amortization associated with finance leases was $43.4 billion as of December 31, 2021 and September 30, 2022.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Operating lease cost	$1,911	$2,236	$5,129	$6,472
Finance lease cost:
Amortization of lease assets	2,497	1,496	7,442	4,586
Interest on lease liabilities	114	85	365	280
Finance lease cost	2,611	1,581	7,807	4,866
Variable lease cost	372	462	1,135	1,402
Total lease cost	$4,894	$4,279	$14,071	$12,740

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2021	September 30, 2022
Weighted-average remaining lease term – operating leases	11.3 years	11.4 years
Weighted-average remaining lease term – finance leases	8.1 years	9.8 years
Weighted-average discount rate – operating leases	2.2%	2.6%
Weighted-average discount rate – finance leases	2.0%	2.3%
Our lease liabilities were as follows (in millions):

	December 31, 2021
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$66,269	$25,866	$92,135
Less: imputed interest	(7,939)	(2,113)	(10,052)
Present value of lease liabilities	58,330	23,753	82,083
Less: current portion of lease liabilities	(6,349)	(8,083)	(14,432)
Total long-term lease liabilities	$51,981	$15,670	$67,651

	September 30, 2022
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$75,495	$18,838	$94,333
Less: imputed interest	(10,712)	(2,207)	(12,919)
Present value of lease liabilities	64,783	16,631	81,414
Less: current portion of lease liabilities	(7,046)	(5,036)	(12,082)
Total long-term lease liabilities	$57,737	$11,595	$69,332

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of September 30, 2022 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt principal and interest	$1,886	$4,789	$8,993	$5,995	$4,563	$67,529	$93,755
Operating lease liabilities	2,664	8,380	7,918	7,327	6,747	42,459	75,495
Finance lease liabilities, including interest	1,616	4,523	2,137	1,345	1,188	8,029	18,838
Financing obligations, including interest (1)	115	462	462	456	463	7,177	9,135
Leases not yet commenced	213	1,562	2,158	2,126	2,153	19,497	27,709
Unconditional purchase obligations (2)	1,721	7,102	6,296	4,984	4,335	9,405	33,843
Other commitments (3)(4)	1,191	2,485	1,586	1,006	1,063	9,716	17,047
Total commitments	$9,406	$29,303	$29,550	$23,239	$20,512	$163,812	$275,822
___________________
(1)Includes non-cancellable financing obligations for fulfillment, sortation, and data center facilities. Excluding interest, current financing obligations of $196 million and $254 million are recorded within “Accrued expenses and other” and $6.2 billion and $6.7 billion are recorded within “Other long-term liabilities” as of December 31, 2021 and September 30, 2022. The weighted-average remaining term of the financing obligations was 18.8 years and 18.2 years and the weighted-average imputed interest rate was 3.2% as of December 31, 2021 and September 30, 2022.
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
(3)Includes asset retirement obligations, the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction, and liabilities associated with digital media content agreements with initial terms greater than one year.
(4)Excludes approximately $3.4 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
In addition, we are paying the previously disclosed €1.13 billion fine imposed by the Italian Competition Authority in December 2021, which we will seek to recover pending conclusion of all appeals.
In July 2022, we entered into an agreement to acquire 1Life Healthcare, Inc. (One Medical) for approximately $3.9 billion, including its debt, subject to customary closing conditions. In August 2022, we entered into an agreement to acquire iRobot Corporation for approximately $1.7 billion, including its debt, subject to customary closing conditions. We expect to fund these acquisitions with cash on hand.
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

Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2021 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, as supplemented by the following:
Beginning in March 2020, with Frame-Wilson v. Amazon.com, Inc. filed in the United States District Court for the Western District of Washington, private litigants have filed a number of cases in the U.S. and Canada alleging, among other things, price fixing arrangements between Amazon.com, Inc. and vendors and third-party sellers in Amazon’s stores, monopolization and attempted monopolization, and consumer protection and unjust enrichment claims. Attorneys General for the District of Columbia and California brought similar suits in May 2021 and September 2022 in the Superior Court of the District of Columbia and the California Superior Court for the County of San Francisco, respectively. Some of the private cases include allegations of several distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. The complaints seek billions of dollars of alleged actual damages, treble damages, punitive damages, injunctive relief, civil penalties, attorneys’ fees, and costs. In March 2022, the court in the Frame-Wilson case granted Amazon’s motion to dismiss claims alleging that Amazon’s pricing policies are inherently illegal under federal law and claims alleging competition and consumer protection violations under state law, and denied Amazon’s motion to dismiss claims alleging that Amazon’s pricing policies are an unlawful restraint of trade under federal law. In the same month, the DC Superior Court dismissed the DC Attorney General’s lawsuit in its entirety; the dismissal is subject to appeal. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In October 2020, BroadbandiTV, Inc. filed a complaint against Amazon.com, Inc., Amazon.com Services LLC, and Amazon Web Services, Inc. in the United States District Court for the Western District of Texas. The complaint alleges, among other things, that certain Amazon Prime Video features and services infringe U.S. Patent Nos. 9,648,388, 10,546,750, and 10,536,751, each entitled “Video-On-Demand Content Delivery System For Providing Video-On-Demand Services To TV Services Subscribers”; 10,028,026, entitled “System For Addressing On-Demand TV Program Content On TV Services Platform Of A Digital TV Services Provider”; and 9,973,825, entitled “Dynamic Adjustment Of Electronic Program Guide Displays Based On Viewer Preferences For Minimizing Navigation In VOD Program Selection.” The complaint seeks an unspecified amount of damages. In April 2022, BroadbandiTV alleged in its damages report that, in the event of a finding of liability, Amazon.com, Inc., Amazon.com Services LLC, and Amazon Web Services, Inc. could be subject to $166-$986 million in damages. In September 2022, the court granted summary judgment, holding that the patents are invalid. This decision is subject to appeal. We dispute the allegations of wrongdoing and will continue to defend ourselves vigorously in this matter.
In January 2022, VideoLabs, Inc. and VL Collective IP LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the Western District of Texas. The complaint alleges, among other things, that Amazon Prime Video, Amazon Glow, Amazon Echo Show, Fire TV, Fire TV Cube, Fire TV Stick, Fire Tablets, AWS Elemental MediaConvert, AWS Elemental Live, AWS Elemental Server, AWS Elemental MediaPackage, AWS Elemental MediaLive, and Amazon Elastic Transcoder infringe U.S. Patent Nos. 7,769,238 and 8,139,878; both entitled “Picture Coding Method and Picture Decoding Method”, and 7,970,059, entitled “Variable Length Coding Method and Variable Length Decoding Method”; that Amazon Prime Video, AWS Elemental MediaConvert, AWS Elemental Live, AWS Elemental Server, AWS Elemental MediaPackage, AWS Elemental MediaLive, Amazon Elastic Transcoder, and Amazon Kinesis Video Streams infringe U.S. Patent No. 8,605,794, entitled “Method for Synchronizing Content-Dependent Data Segments of Files”; that Amazon Echo Show, Amazon Echo Spot, Amazon Connect, Amazon Chime, and Amazon Kinesis Video Streams infringe U.S. Patent No. 7,266,682, entitled “Method and System for Transmitting Data from a Transmitter to a Receiver and Transmitter and Receiver Therefore”; that AWS Auto Scaling and Amazon EC2 Auto Scaling infringe U.S. Patent No. 6,880,156, entitled “Demand Responsive Method and Apparatus to Automatically Activate Spare Servers”; and that Amazon Prime Video infringes U.S. Patent No. 7,440,559, entitled “System and Associated Terminal, Method and Computer Program Product for Controlling the Flow of Content.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In October 2022, the case was transferred to the United States District Court for the Western District of Washington. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of September 30, 2022, we had $62.5 billion of unsecured senior notes outstanding (the “Notes”), including $12.8 billion issued in April 2022 for general corporate purposes, and $1.0 billion of borrowings under our credit facility. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2021	September 30, 2022
2012 Notes issuance of $3.0 billion	2022	2.50%	2.66%	1,250	1,250
2014 Notes issuance of $6.0 billion	2024 - 2044	3.80% - 4.95%	3.90% - 5.12%	4,000	4,000
2017 Notes issuance of $17.0 billion	2023 - 2057	2.40% - 5.20%	2.56% - 4.33%	16,000	16,000
2020 Notes issuance of $10.0 billion	2023 - 2060	0.40% - 2.70%	0.56% - 2.77%	10,000	10,000
2021 Notes issuance of $18.5 billion	2023 - 2061	0.25% - 3.25%	0.35% - 3.31%	18,500	18,500
2022 Notes Issuance of $12.8 billion	2024 - 2062	2.73% - 4.10%	2.83% - 4.15%	—	12,750
Credit Facility				803	1,041
Total face value of long-term debt				50,553	63,541
Unamortized discount and issuance costs, net				(318)	(375)
Less: current portion of long-term debt				(1,491)	(4,247)
Long-term debt				$48,744	$58,919
___________________
(1) The weighted-average remaining lives of the 2012, 2014, 2017, 2020, 2021, and 2022 Notes were 0.2, 12.8, 14.5, 17.0, 13.6, and 13.5 years as of September 30, 2022. The combined weighted-average remaining life of the Notes was 14.0 years as of September 30, 2022.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $53.3 billion and $53.7 billion as of December 31, 2021 and September 30, 2022, which is based on quoted prices for our debt as of those dates.
We have a $1.5 billion secured revolving credit facility with a lender that is secured by certain seller receivables, which we increased from $1.0 billion to $1.5 billion in August 2022 and we may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until August 2025, bears interest based on the daily Secured Overnight Financing Rate plus 1.25%, and has a commitment fee of up to 0.45% on the undrawn portion. There were $803 million and $1.0 billion of borrowings outstanding under the Credit Facility as of December 31, 2021 and September 30, 2022, which had a weighted-average interest rate of 2.7%. As of December 31, 2021 and September 30, 2022, we have pledged $918 million and $1.2 billion of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2021 and September 30, 2022.
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. In March 2022, we increased the size of the Commercial Paper Programs from $10.0 billion to $20.0 billion. There were $725 million and $11.7 billion of borrowings outstanding under the Commercial Paper Programs as of December 31, 2021 and September 30, 2022, which were included in “Accrued expenses and other” on our consolidated balance sheets and had a weighted-average effective interest rate, including issuance costs, of 0.08% and 2.54%, respectively. We use the net proceeds from the issuance of commercial paper for general corporate purposes.

We also have a $10.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), which was amended and restated in March 2022 to increase the borrowing capacity from $7.0 billion to $10.0 billion and to extend the term to March 2025. It may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2021 and September 30, 2022.
We also utilize other short-term credit facilities for working capital purposes. There were $318 million and $1.1 billion of borrowings outstanding under these facilities as of December 31, 2021 and September 30, 2022, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $10.0 billion of unused letters of credit as of September 30, 2022.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration, which replaced the previous $5.0 billion stock repurchase authorization, approved by the Board of Directors in February 2016. We repurchased 46.2 million shares of our common stock for $6.0 billion during the nine months ended September 30, 2022 under these programs. As of September 30, 2022, we have $6.1 billion remaining under the repurchase program.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.5 billion and 10.6 billion as of December 31, 2021 and September 30, 2022. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Cost of sales	$126	$190	$361	$549
Fulfillment	473	727	1,381	1,988
Technology and content	1,627	3,036	4,742	7,495
Sales and marketing	657	1,128	1,804	2,783
General and administrative	297	475	789	1,200
Total stock-based compensation expense	$3,180	$5,556	$9,077	$14,015
The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2022 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2021	279.9	$134
Units granted	224.1	150
Units vested	(69.1)	109
Units forfeited	(35.6)	143
Outstanding as of September 30, 2022	399.3	147
Scheduled vesting for outstanding restricted stock units as of September 30, 2022, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Scheduled vesting — restricted stock units	44.0	137.2	133.0	56.5	24.7	3.9	399.3
As of September 30, 2022, there was $26.9 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2021 and September 30, 2022 was 27% and 26%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Total beginning stockholders’ equity	$114,803	$131,402	$93,404	$138,245

Beginning common stock	106	107	105	106
Stock-based compensation and issuance of employee benefit plan stock	—	—	1	1
Ending common stock	106	107	106	107

Beginning treasury stock	(1,837)	(7,837)	(1,837)	(1,837)
Common stock repurchased	—	—	—	(6,000)
Ending treasury stock	(1,837)	(7,837)	(1,837)	(7,837)

Beginning additional paid-in capital	48,623	63,871	42,765	55,437
Stock-based compensation and issuance of employee benefit plan stock	3,155	5,548	9,013	13,982
Ending additional paid-in capital	51,778	69,419	51,778	69,419

Beginning accumulated other comprehensive income (loss)	(525)	(4,782)	(180)	(1,376)
Other comprehensive income (loss)	(550)	(2,333)	(895)	(5,739)
Ending accumulated other comprehensive income (loss)	(1,075)	(7,115)	(1,075)	(7,115)

Beginning retained earnings	68,436	80,043	52,551	85,915
Net income (loss)	3,156	2,872	19,041	(3,000)
Ending retained earnings	71,592	82,915	71,592	82,915

Total ending stockholders’ equity	$120,564	$137,489	$120,564	$137,489
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
For 2022, we estimate that our effective tax rate will be favorably impacted by the U.S. federal research and development credit. In addition, valuation gains and losses from our equity investment in Rivian impact our pre-tax income and may cause variability in our effective tax rate.

Our income tax provision for the nine months ended September 30, 2021 was $4.2 billion, which included $1.7 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation and audit-related developments. Our income tax benefit for the nine months ended September 30, 2022 was $2.0 billion, which included $3.3 billion of net discrete tax benefits primarily attributable to a valuation loss related to our equity investment in Rivian.
Cash paid for income taxes, net of refunds was $750 million and $742 million in Q3 2021 and Q3 2022, and $3.4 billion and $4.3 billion for the nine months ended September 30, 2021 and 2022.
As of December 31, 2021 and September 30, 2022, tax contingencies were approximately $3.2 billion and $3.4 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
In September 2022, the Luxembourg Tax Authority (“LTA”) denied the tax basis of certain intangible assets that we distributed from Luxembourg to the U.S. in 2021. We believe the LTA’s position is without merit and intend to defend ourselves vigorously in this matter.
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
Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
North America
Net sales	$65,557	$78,843	$197,473	$222,517
Operating expenses	64,677	79,255	189,996	225,124
Operating income (loss)	$880	$(412)	$7,477	$(2,607)

International
Net sales	$29,145	$27,720	$90,515	$83,544
Operating expenses	30,056	30,186	89,812	89,062
Operating income (loss)	$(911)	$(2,466)	$703	$(5,518)

AWS
Net sales	$16,110	$20,538	$44,422	$58,718
Operating expenses	11,227	15,135	31,183	41,082
Operating income	$4,883	$5,403	$13,239	$17,636

Consolidated
Net sales	$110,812	$127,101	$332,410	$364,779
Operating expenses	105,960	124,576	310,991	355,268
Operating income	4,852	2,525	21,419	9,511
Total non-operating income (expense)	(537)	419	1,798	(14,485)
Benefit (provision) for income taxes	(1,155)	(69)	(4,179)	1,990
Equity-method investment activity, net of tax	(4)	(3)	3	(16)
Net income (loss)	$3,156	$2,872	$19,041	$(3,000)

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net Sales:
Online stores (1)	$49,942	$53,489	$156,000	$155,473
Physical stores (2)	4,269	4,694	12,387	14,006
Third-party seller services (3)	24,252	28,666	73,046	81,377
Subscription services (4)	8,148	8,903	23,645	26,029
Advertising services (5)	7,612	9,548	21,444	26,182
AWS	16,110	20,538	44,422	58,718
Other (6)	479	1,263	1,466	2,994
Consolidated	$110,812	$127,101	$332,410	$364,779
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, inflation, interest rates, regional labor market and global supply chain constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, variability in demand, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, global economic and geopolitical conditions and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2022, we would have recorded an additional cost of sales of approximately $405 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2022	2021	2022	2021	2022
Cash provided by (used in):
Operating activities	$7,313	$11,404	$24,241	$17,579	$54,671	$39,665
Investing activities	(14,828)	(15,608)	(45,574)	(26,780)	(62,611)	(39,360)
Financing activities	(2,776)	3,016	9,391	9,632	7,575	6,532
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $96.0 billion and $58.7 billion as of December 31, 2021 and September 30, 2022. Amounts held in foreign currencies were $22.7 billion and $11.6 billion as of December 31, 2021 and September 30, 2022. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, and Japanese Yen.
Cash provided by (used in) operating activities was $7.3 billion and $11.4 billion for Q3 2021 and Q3 2022, and $24.2 billion and $17.6 billion for the nine months ended September 30, 2021 and 2022. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The decrease in operating cash flow for the trailing twelve months ended September 30, 2022, compared to the comparable prior year period, was primarily due to changes in working capital, as well as changes in net income (loss), excluding non-cash expenses. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(14.8) billion and $(15.6) billion for Q3 2021 and Q3 2022, and $(45.6) billion and $(26.8) billion for the nine months ended September 30, 2021 and 2022, with the variability caused primarily by purchases, sales, and maturities of marketable securities. Cash capital expenditures were $14.8 billion and $15.0 billion during Q3 2021 and Q3 2022, and $38.9 billion and $42.9 billion for the nine months ended September 30, 2021 and 2022, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network. We expect to continue these investments over time, with increased spending on technology infrastructure and decreased spending on our fulfillment network in 2022. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $654 million and $885 million during Q3 2021 and Q3 2022, and $1.6 billion and $7.5 billion for the nine months ended September 30, 2021 and 2022. We funded the acquisition of MGM Holdings Inc. with cash on hand. We expect to fund the acquisitions of 1Life Healthcare, Inc. (One Medical) and iRobot Corporation with cash on hand.
Cash provided by (used in) financing activities was $(2.8) billion and $3.0 billion for Q3 2021 and Q3 2022, and $9.4 billion and $9.6 billion for the nine months ended September 30, 2021 and 2022. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $2.4 billion and $12.4 billion for Q3 2021 and Q3 2022, and $24.1 billion and $43.9 billion for the nine months ended September 30, 2021 and 2022. Cash outflows from financing activities resulted from repurchases of common stock, payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $5.1 billion and $9.4 billion in Q3 2021 and Q3 2022, and $14.7 billion and $34.2 billion for the nine months ended September 30, 2021 and 2022. Property and equipment acquired under finance leases was $1.7 billion and $131 million during Q3 2021 and Q3 2022, and $5.5 billion and $358 million for the nine months ended September 30, 2021 and 2022.
We had no borrowings outstanding under the Credit Agreement, $11.7 billion of borrowings outstanding under the Commercial Paper Programs, and $1.0 billion of borrowings outstanding under our Credit Facility as of September 30, 2022. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. Effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. Cash taxes paid (net of refunds) were $750 million and $742 million for Q3 2021 and Q3 2022, and $3.4 billion and $4.3 billion for the nine months ended September 30, 2021 and 2022.
As of December 31, 2021 and September 30, 2022, restricted cash, cash equivalents, and marketable securities were $260 million and $231 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including increased inflation and interest rates, the prolonged COVID-19 pandemic, global supply chain constraints, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These factors contributed to increases in our operating costs during Q3 2022, particularly across our North America and International segments, primarily due to a return to more normal, seasonal demand volumes in relation to our fulfillment network fixed costs, increased transportation and utility costs, and increased wage rates. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand. We expect some or all of these factors to continue to impact our operations into Q4 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net Sales:
North America	$65,557	$78,843	$197,473	$222,517
International	29,145	27,720	90,515	83,544
AWS	16,110	20,538	44,422	58,718
Consolidated	$110,812	$127,101	$332,410	$364,779
Year-over-year Percentage Growth (Decline):
North America	10%	20%	23%	13%
International	16	(5)	35	(8)
AWS	39	27	36	32
Consolidated	15	15	28	10
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	10%	20%	22%	13%
International	15	12	29	4
AWS	39	28	36	32
Consolidated	15	19	26	13
Net sales mix:
North America	59%	62%	60%	61%
International	26	22	27	23
AWS	15	16	13	16
Consolidated	100%	100%	100%	100%
Sales increased 15% in Q3 2022, and 10% for the nine months ended September 30, 2022 compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(5.0) billion for Q3 2022 and by $(10.5) billion for the nine months ended September 30, 2022. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 20% in Q3 2022, and 13% for the nine months ended September 30, 2022 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, and advertising sales. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers.

International sales decreased 5% in Q3 2022, and 8% for the nine months ended September 30, 2022, compared to the comparable prior year periods, primarily due to the impact of foreign currency exchange rates, partially offset by increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers. Changes in foreign currency exchange rates impacted International net sales by $(4.9) billion for Q3 2022, and by $(10.2) billion for the nine months ended September 30, 2022.
AWS sales increased 27% in Q3 2022, and 32% for the nine months ended September 30, 2022 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes, primarily driven by long-term customer contracts.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Operating Income (Loss)
North America	$880	$(412)	$7,477	$(2,607)
International	(911)	(2,466)	703	(5,518)
AWS	4,883	5,403	13,239	17,636
Consolidated	$4,852	$2,525	$21,419	$9,511
Operating income decreased from $4.9 billion in Q3 2021 to $2.5 billion in Q3 2022, and decreased from $21.4 billion for the nine months ended September 30, 2021 to $9.5 billion for the nine months ended September 30, 2022. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The North America operating loss in Q3 2022, as compared to the operating income in the comparable prior year period, is primarily due to increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network and increased transportation costs, and growth in certain operating expenses, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales. The North America operating loss for the nine months ended September 30, 2022, as compared to the operating income in the comparable prior year period, is primarily due to increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, increased transportation costs, increased wage rates and incentives, and fulfillment network inefficiencies, and growth in certain operating expenses, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales. Changes in foreign exchange rates positively impacted operating income (loss) by $95 million for Q3 2022, and by $198 million for the nine months ended September 30, 2022.
The increase in International operating loss in absolute dollars in Q3 2022, compared to the comparable prior year period, is primarily due to increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network and increased transportation costs, and growth in certain operating expenses, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales. The International operating loss for the nine months ended September 30, 2022, as compared to the operating income in the comparable prior year period, is primarily due to increased shipping and fulfillment costs, due in part to increased investments in our fulfillment network, increased transportation costs, and increased wage rates and incentives, and growth in certain operating expenses, partially offset by increased advertising sales. Changes in foreign exchange rates negatively impacted operating income (loss) by $216 million for Q3 2022, and by $526 million for the nine months ended September 30, 2022.
The increase in AWS operating income in absolute dollars in Q3 2022 and for the nine months ended September 30, 2022, compared to the comparable prior year periods, is primarily due to increased sales and cost structure productivity, including a reduction in depreciation and amortization expense from our change in the estimated useful lives of our servers and networking equipment, partially offset by increased payroll and related expenses and spending on technology infrastructure, all of which were primarily driven by additional investments to support AWS business growth.Changes in foreign exchange rates positively impacted operating income by $478 million for Q3 2022, and by $976 million for the nine months ended September 30, 2022.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Operating expenses:
Cost of sales	$62,930	$70,268	$189,509	$203,191
Fulfillment	18,498	20,583	52,666	61,196
Technology and content	14,380	19,485	40,739	52,399
Sales and marketing	8,010	11,014	21,741	29,420
General and administrative	2,153	3,061	6,298	8,558
Other operating expense (income), net	(11)	165	38	504
Total operating expenses	$105,960	$124,576	$310,991	$355,268
Year-over-year Percentage Growth (Decline):
Cost of sales	10%	12%	23%	7%
Fulfillment	26	11	32	16
Technology and content	31	35	33	29
Sales and marketing	47	38	49	35
General and administrative	29	42	34	36
Other operating expense (income), net	(118)	(1,619)	(91)	1,210
Percent of Net Sales:
Cost of sales	56.8%	55.3%	57.0%	55.7%
Fulfillment	16.7	16.2	15.8	16.8
Technology and content	13.0	15.3	12.3	14.4
Sales and marketing	7.2	8.7	6.5	8.1
General and administrative	1.9	2.4	1.9	2.3
Other operating expense (income), net	0.0	0.1	0.0	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in Q3 2022, compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales, increased investments in our fulfillment network, increased transportation costs, and increased wage rates. The increase in cost of sales in absolute dollars for the nine months ended September 30, 2022, compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales, increased investments in our fulfillment network, increased transportation costs, increased wage rates and incentives, and fulfillment network inefficiencies. Changes in foreign exchange rates reduced cost of sales by $3.6 billion for Q3 2022, and by $7.4 billion for the nine months ended September 30, 2022.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $18.1 billion and $19.9 billion in Q3 2021 and Q3 2022, and $53.0 billion and $58.8 billion for the nine months ended September 30, 2021 and 2022. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q3 2022, compared to the comparable prior year period, is primarily due to increased investments in our fulfillment network and variable costs corresponding with increased product and service sales volume and inventory levels. The increase in fulfillment costs in absolute dollars for the nine months ended September 30, 2022, compared to the comparable prior year period, is primarily due to increased investments in our fulfillment network and variable costs corresponding with increased product and service sales volume and inventory levels, and increased wage rates and incentives. Changes in foreign exchange rates reduced fulfillment costs by $810 million for Q3 2022, and by $1.7 billion for the nine months ended September 30, 2022.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q3 2022 and for the nine months ended September 30, 2022, compared to the comparable prior year periods, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on technology infrastructure, partially offset by a reduction in depreciation and amortization expense from our change in the estimated useful lives of our servers and networking equipment. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2021 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures — Use of Estimates” for additional information on the change in estimated useful lives of our servers and networking equipment.
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
The increase in sales and marketing costs in absolute dollars in Q3 2022 and for the nine months ended September 30, 2022, compared to the comparable prior year periods, is primarily due to increased payroll and related expenses for personnel engaged in marketing and selling activities and higher marketing spend.

While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q3 2022 and for the nine months ended September 30, 2022, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses and professional fees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $(11) million and $165 million for Q3 2021 and Q3 2022, and $38 million and $504 million for the nine months ended September 30, 2021 and 2022, and was primarily related to impairments of property and equipment and operating leases in 2022 and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $119 million and $277 million during Q3 2021 and Q3 2022, and $330 million and $544 million for the nine months ended September 30, 2021 and 2022. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $493 million and $617 million during Q3 2021 and Q3 2022, and $1.3 billion and $1.7 billion for the nine months ended September 30, 2021 and 2022, and was primarily related to debt and finance leases.
Other Income (Expense), Net
Other income (expense), net was $(163) million and $759 million during Q3 2021 and Q3 2022, and $2.8 billion and $(13.4) billion for the nine months ended September 30, 2021 and 2022. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net is a marketable equity securities valuation gain (loss) of $1.1 billion in Q3 2022, and $(10.4) billion for the nine months ended September 30, 2022, from our equity investment in Rivian.
Income Taxes
Our income tax provision for the nine months ended September 30, 2021 was $4.2 billion, which included $1.7 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation and audit-related developments. Our income tax benefit for the nine months ended September 30, 2022 was $2.0 billion, which included $3.3 billion of net discrete tax benefits primarily attributable to a valuation loss related to our equity investment in Rivian. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2021 and 2022 (in millions):

	Twelve Months Ended September 30,
	2021	2022
Net cash provided by (used in) operating activities	$54,671	$39,665
Purchases of property and equipment, net of proceeds from sales and incentives	(52,119)	(59,351)
Free cash flow	$2,552	$(19,686)

Net cash provided by (used in) investing activities	$(62,611)	$(39,360)
Net cash provided by (used in) financing activities	$7,575	$6,532
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2021 and 2022 (in millions):

	Twelve Months Ended September 30,
	2021	2022
Net cash provided by (used in) operating activities	$54,671	$39,665
Purchases of property and equipment, net of proceeds from sales and incentives	(52,119)	(59,351)
Free cash flow	2,552	(19,686)
Principal repayments of finance leases	(11,271)	(8,561)
Principal repayments of financing obligations	(124)	(233)
Free cash flow less principal repayments of finance leases and financing obligations	$(8,843)	(28,480)

Net cash provided by (used in) investing activities	$(62,611)	$(39,360)
Net cash provided by (used in) financing activities	$7,575	$6,532
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases, net of remeasurements and modifications,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2021 and 2022 (in millions):

	Twelve Months Ended September 30,
	2021	2022
Net cash provided by (used in) operating activities	$54,671	$39,665
Purchases of property and equipment, net of proceeds from sales and incentives	(52,119)	(59,351)
Free cash flow	2,552	(19,686)
Equipment acquired under finance leases (1)	(5,738)	(868)
Principal repayments of all other finance leases (2)	(582)	(706)
Principal repayments of financing obligations	(124)	(233)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$(3,892)	$(21,493)

Net cash provided by (used in) investing activities	$(62,611)	$(39,360)
Net cash provided by (used in) financing activities	$7,575	$6,532
___________________
(1)For the twelve months ended September 30, 2021 and 2022, this amount relates to equipment included in “Property and equipment acquired under finance leases, net of remeasurements and modifications” of $8,149 million and $1,966 million.
(2)For the twelve months ended September 30, 2021 and 2022, this amount relates to property included in “Principal repayments of finance leases” of $11,271 million and $8,561 million.
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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2021			2022			2021			2022
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$110,812	$(513)	$110,299	$127,101	$5,046	$132,147	$332,410	$(5,057)	$327,353	$364,779	$10,486	$375,265
Operating expenses	105,960	(533)	105,427	124,576	5,403	129,979	310,991	(4,963)	306,028	355,268	11,134	366,402
Operating income	4,852	20	4,872	2,525	(357)	2,168	21,419	(94)	21,325	9,511	(648)	8,863
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on October 27, 2022, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 27, 2022, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as uncertainty regarding the impacts of the COVID-19 pandemic, fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market and global supply chain constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.” This guidance reflects our estimates as of October 27, 2022 regarding the impacts of the COVID-19 pandemic on our operations as well as the effect of other factors discussed above.
Fourth Quarter 2022 Guidance
•Net sales are expected to be between $140.0 billion and $148.0 billion, or to grow between 2% and 8% compared with fourth quarter 2021. This guidance anticipates an unfavorable impact of approximately 460 basis points from foreign exchange rates.
•Operating income is expected to be between $0 and $4.0 billion, compared with $3.5 billion in fourth quarter 2021.
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
Foreign Exchange Risk
During Q3 2022, net sales from our International segment accounted for 22% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q3 2022 decreased by $4.9 billion in comparison with Q3 2021.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2022, of $11.6 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $580 million, $1.2 billion, and $2.3 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of September 30, 2022, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $405 million, $810 million, and $1.6 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of September 30, 2022, our recorded value in equity and equity warrant investments in public and private companies was $10.1 billion. Our equity and equity warrant investments in publicly traded companies, which primarily relate to Rivian, represent $7.8 billion of our investments as of September 30, 2022, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below, global economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of the risks discussed below.
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
We generally have payment terms with our retail vendors and sellers that extend beyond the amount of time necessary to collect proceeds from our consumer customers. As a result of holiday sales, as of December 31 of each year, our cash, cash equivalents, and marketable securities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable as of December 31. Our accounts payable balance generally declines during the first three months of the year, resulting in a corresponding decline in our cash, cash equivalents, and marketable securities balances.
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
Our Business Suffers When We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments
We have acquired and invested in a number of companies, and we may in the future acquire or invest in or enter into joint ventures with additional companies. These transactions involve risks such as:
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
•the difficulty of completing such transactions, including obtaining regulatory approvals or satisfying other closing conditions, and achieving anticipated benefits within expected timeframes, or at all;
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: October 27, 2022