Form 10-K
period 2022-12-31
AMAZON COM INC
filed 2023-02-03
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022	$944,744,113,598
Number of shares of common stock outstanding as of January 25, 2023	10,247,259,757
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2022

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
Consumers
We serve consumers through our online and physical stores and focus on selection, price, and convenience. We design our stores to enable hundreds of millions of unique products to be sold by us and by third parties across dozens of product categories. Customers access our offerings through our websites, mobile apps, Alexa, devices, streaming, and physically visiting our stores. We also manufacture and sell electronic devices, including Kindle, Fire tablet, Fire TV, Echo, Ring, Blink, and eero, and we develop and produce media content. We seek to offer our customers low prices, fast and free delivery, easy-to-use functionality, and timely customer service. In addition, we offer subscription services such as Amazon Prime, a membership program that includes fast, free shipping on millions of items, access to award-winning movies and series, and other benefits.
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
Content Creators
We offer programs that allow authors, independent publishers, musicians, filmmakers, Twitch streamers, skill and app developers, and others to publish and sell content.
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
Human Capital
Our employees are critical to our mission of being Earth’s most customer-centric company. As of December 31, 2022, we employed approximately 1,541,000 full-time and part-time employees. Additionally, we use independent contractors and temporary personnel to supplement our workforce. Competition for qualified personnel is intense, particularly for software engineers, computer scientists, and other technical staff, and constrained labor markets have increased competition for personnel across other parts of our business.
As we strive to be Earth’s best employer, we focus on investment and innovation, inclusion and diversity, safety, and engagement to hire and develop the best talent. We rely on numerous and evolving initiatives to implement these objectives and invent mechanisms for talent development, including competitive pay and benefits, flexible work arrangements, and skills training and educational programs such as Amazon Career Choice (funded education for hourly employees) and the Amazon Technical Academy (software development engineer training). Over 100,000 Amazon employees around the world have participated in Career Choice. We also continue to inspect and refine the mechanisms we use to hire, develop, evaluate, and retain our employees to promote equity for all candidates and employees. In addition, safety is integral to everything we do at Amazon and we continue to invest in safety improvements such as capital improvements, new safety technology, vehicle safety controls, and engineering ergonomic solutions. Our safety team is dedicated to using the science of safety to solve complex problems and establish new industry best practices. We also provide mentorship and support resources to our employees, and have deployed numerous programs that advance employee engagement, communication, and feedback.

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
Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 25, 2023:
Information About Our Executive Officers

Name	Age	Position
Jeffrey P. Bezos	59	Executive Chair
Andrew R. Jassy	55	President and Chief Executive Officer
Douglas J. Herrington	56	CEO Worldwide Amazon Stores
Brian T. Olsavsky	59	Senior Vice President and Chief Financial Officer
Shelley L. Reynolds	58	Vice President, Worldwide Controller, and Principal Accounting Officer
Adam N. Selipsky	56	CEO Amazon Web Services
David A. Zapolsky	59	Senior Vice President, General Counsel, and Secretary
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
Douglas J. Herrington. Mr. Herrington has served as CEO Worldwide Amazon Stores since July 2022, Senior Vice President, North America Consumer from January 2015 to July 2022, and Senior Vice President, Consumables from May 2014 to December 2014.
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

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	59	Executive Chair
Andrew R. Jassy	55	President and Chief Executive Officer
Keith B. Alexander	71	CEO, President, and Chair of IronNet, Inc.
Edith W. Cooper	61	Former Executive Vice President, Goldman Sachs Group, Inc.
Jamie S. Gorelick	72	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Daniel P. Huttenlocher	64	Dean, MIT Schwarzman College of Computing
Judith A. McGrath	70	Former Chair and CEO, MTV Networks
Indra K. Nooyi	67	Former Chief Executive Officer, PepsiCo, Inc.
Jonathan J. Rubinstein	66	Former co-CEO, Bridgewater Associates, LP
Patricia Q. Stonesifer	66	Former President and Chief Executive Officer, Martha’s Table
Wendell P. Weeks	63	Chief Executive Officer, Corning Incorporated

Item 1A.	Risk Factors
Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition to the factors discussed in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” and in the risk factors below, global economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of the risks discussed below. Many of the risks discussed below also impact our customers, including third-party sellers, which could indirectly have a material adverse effect on us.
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
Our Expansion into New Products, Services, Technologies, and Geographic Regions Subjects Us to Additional Risks
We may have limited or no experience in our newer market segments, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience, or are otherwise impacted by, service disruptions, delays, setbacks, or failures or quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them, which investments are often significant. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off. In addition, our sustainability initiatives may be unsuccessful for a variety of reasons, including if we are unable to realize the expected benefits of new technologies or if we do not successfully plan or execute new strategies, which could harm our business or damage our reputation.
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
•laws and regulations regarding privacy, data use, data protection, data security, data localization, network security, consumer protection, payments, advertising, and restrictions on pricing or discounts;
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
The Variability in Our Retail Business Places Increased Strain on Our Operations
Demand for our products and services can fluctuate significantly for many reasons, including as a result of seasonality, promotions, product launches, or unforeseeable events, such as in response to global economic conditions such as recessionary fears or rising inflation, natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), or geopolitical events. For example, we expect a disproportionate amount of our retail sales to occur during our fourth quarter. Our failure to stock or restock popular products in sufficient amounts such that we fail to meet customer demand could significantly affect our revenue and our future growth. When we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could materially reduce profitability. We regularly experience increases in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment network and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand. Risks described elsewhere in this Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand.
As a result of holiday sales, as of December 31 of each year, our cash, cash equivalents, and marketable securities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities) because consumers primarily use credit cards in our stores and the related receivables settle quickly. Typically, there is also a corresponding increase in accounts payable as of December 31 due to inventory purchases and third-party seller sales. Our accounts payable balance generally declines during the first three months of the year as vendors and sellers are paid, resulting in a corresponding decline in our cash, cash equivalents, and marketable securities balances.
We Are Impacted by Fraudulent or Unlawful Activities of Sellers
The law relating to the liability of online service providers is currently unsettled. In addition, governmental agencies have in the past and could in the future require changes in the way this business is conducted. Under our seller programs, we maintain policies and processes designed to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions, and to prevent sellers in our stores or through other stores from selling unlawful, counterfeit, pirated, or stolen goods, selling goods in an unlawful or unethical manner, violating the proprietary rights of others, or otherwise violating our policies. When these policies and processes are circumvented or fail to operate sufficiently, it can harm our business or damage our reputation and we could face civil or criminal liability for unlawful activities by our sellers. Under our A-to-z Guarantee, we may reimburse customers for payments up to certain limits in these situations, and as our third-party seller sales grow, the cost of this program will increase and could negatively affect our operating results.
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
Our revenue growth may not be sustainable, and our percentage growth rates may decrease. Our revenue and operating profit growth depends on the continued growth of demand for the products and services offered by us or our sellers, and our business is affected by general economic, business, and geopolitical conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.
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
•increases in the prices of transportation (including fuel), energy products, commodities like paper and packing supplies and hardware products, and technology infrastructure products, including as a result of inflationary pressures;
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
•the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and
•disruptions from natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues (including terrorist attacks and armed hostilities), labor or trade disputes (including restrictive governmental actions impacting us and our third-party sellers in China or other foreign countries), and similar events.
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
In addition, failure to optimize inventory or staffing in our fulfillment network increases our net shipping cost by requiring long-zone or partial shipments. We and our co-sourcers may be unable to adequately staff our fulfillment network and customer service centers. For example, productivity across our fulfillment network currently is being affected by regional labor market and global supply chain constraints, which increase payroll costs and make it difficult to hire, train, and deploy a sufficient number of people to operate our fulfillment network as efficiently as we would like.
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
Our computer and communications systems and operations in the past have been, or in the future could be, damaged or interrupted due to events such as natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues (including terrorist attacks and armed hostilities), computer viruses, physical or electronic break-ins, operational failures (including from energy shortages), and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders and providing services, which could make our product and service offerings less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, our insurance may not provide sufficient coverage to compensate for related losses. Any of these events could damage our reputation and be expensive to remedy.
The Loss of Key Senior Management Personnel or the Failure to Hire and Retain Highly Skilled and Other Personnel Could Negatively Affect Our Business
We depend on our senior management and other key personnel, including our President and CEO. We do not have “key person” life insurance policies. We also rely on other highly skilled personnel. Competition for qualified personnel in the industries in which we operate, as well as senior management, has historically been intense. For example, we experience significant competition in the technology industry, particularly for software engineers, computer scientists, and other technical staff. In addition, changes we make to our current and future work environments may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies’ policies, which could negatively impact our ability to hire and retain qualified personnel. The loss of any of our executive officers or other key employees, the failure to successfully transition key roles, or the inability to hire, train, retain, and manage qualified personnel, could harm our business.
We also rely on a significant number of personnel to operate our stores, fulfillment network, and data centers and carry out our other operations. Failure to successfully hire, train, manage, and retain sufficient personnel to meet our needs can strain our operations, increase payroll and other costs, and harm our business and reputation. In addition, changes in laws and regulations applicable to employees, independent contractors, and temporary personnel could increase our payroll costs, decrease our operational flexibility, and negatively impact how we are able to staff our operations and supplement our workforce.
We are also subject to labor union efforts to organize groups of our employees from time to time. These organizational efforts, if successful, decrease our operational flexibility, which could adversely affect our operating efficiency. In addition, our response to any organizational efforts could be perceived negatively and harm our business and reputation.
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
We Face Significant Inventory Risk
In addition to risks described elsewhere in this Item 1A relating to fulfillment network and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in customer demand and consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components requires significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and at times we are unable to sell products in sufficient quantities or to meet demand during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.
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
In addition, we provide regulated services in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we provide services to third parties to facilitate payments on their behalf. Jurisdictions subject us to requirements for licensing, regulatory inspection, bonding and capital maintenance, the use, handling, and segregation of transferred funds, consumer disclosures, maintaining or processing data, and authentication. We are also subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy, data use, data protection, data security, data localization, network security, consumer protection, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services.
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
Legal and Regulatory Risks
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, physical, e-commerce, and omnichannel retail, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, and other products and services that we offer or sell. These regulations and laws cover taxation, privacy, data use, data protection, data security, data localization, network security, consumer protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, healthcare, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data use, data protection, data security, data localization, network security, and consumer protection apply to aspects of our operations such as the Internet, e-commerce, digital content, web services, electronic devices, advertising, and artificial intelligence technologies and services. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews, investigations, and other proceedings by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. For example, we face a number of open investigations based on claims that aspects of our operations violate competition rules, including aspects of Amazon’s U.S. and European marketplace for sellers, particularly with respect to use of data, fulfillment services, and featured offers, and legislative and regulatory initiatives in Europe and elsewhere allow authorities to restrict or prohibit certain operations or actions pre-emptively without the need to assess specific competitive effects. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations. The media, political, and regulatory scrutiny we face, which may continue to increase, amplifies these risks.

Claims, Litigation, Government Investigations, and Other Proceedings May Adversely Affect Our Business and Results of Operations
As an innovative company offering a wide range of consumer and business products and services around the world, we are regularly subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including patent and other intellectual property matters, taxes, labor and employment, competition and antitrust, privacy, data use, data protection, data security, data localization, network security, consumer protection, commercial disputes, goods and services offered by us and by third parties, and other matters. The number and scale of these proceedings have increased over time as our businesses have expanded in scope and geographic reach, as our products, services, and operations have become more complex and available to, and used by, more people, and as governments and regulatory authorities seek to regulate us on a pre-emptive basis. For example, we are litigating a number of matters alleging price fixing, monopolization, and consumer protection claims, including those brought by state attorneys general. Any of these types of proceedings can have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could involve licenses, sanctions, consent decrees, or orders requiring us to make substantial future payments, preventing us from offering certain products or services, requiring us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.
We Are Subject to Product Liability Claims When People or Property Are Harmed by the Products We Sell or Manufacture
Some of the products we sell or manufacture expose us to product liability or food safety claims relating to personal injury or illness, death, or environmental or property damage, and can require product recalls or other actions. Third parties who sell products using our services and stores also expose us to product liability claims. Additionally, under our A-to-z Guarantee, we may reimburse customers for certain product liability claims up to certain limits in these situations, and as our third-party seller sales grow, the cost of this program will increase and could negatively affect our operating results. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Although we impose contractual terms on sellers that are intended to prohibit sales of certain type of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such agreements. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.
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
We are also subject to tax controversies in various jurisdictions that can result in tax assessments against us. Developments in an audit, investigation, or other tax controversy can have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. Due to the inherent complexity and uncertainty of these matters, interpretations of certain tax laws by authorities, and judicial, administrative, and regulatory processes in certain jurisdictions, the final outcome of any such controversy may be materially different from our expectations. For example, in February 2023, the Indian Tax Authority determined that tax applies to cloud services fees paid to the U.S. We are contesting this determination; however, if this matter is adversely resolved, we may be required to pay additional amounts with respect to current and prior periods and our taxes in the future could increase. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical tax accruals.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2022, we operated the following facilities (in thousands):

Description of Use	Leased Square Footage (1)	Owned Square Footage	Location
Office space	30,611	6,792	North America
Office space	23,956	1,802	International
Physical stores (2)	22,881	662	North America
Physical stores (2)	291	—	International
Fulfillment, data centers, and other	391,598	22,058	North America
Fulfillment, data centers, and other	148,146	12,613	International
Total	617,483	43,927
 ___________________
(1)For leased properties, represents the total leased space excluding sub-leased space.
(2)This includes 611 North America and 32 International stores as of December 31, 2022.

Segment	Leased Square Footage (1)	Owned Square Footage (1)
North America	403,984	13,595
International	140,898	6,292
AWS	18,034	15,446
Total	562,916	35,333
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
Holders
As of January 25, 2023, there were 10,845 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer demand and spending, inflation, interest rates, regional labor market and global supply chain constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, variability in demand, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, global economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”
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
We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, costs necessary to run AWS, and a portion of our marketing costs. Our fixed costs include the costs necessary to build and run our technology infrastructure; to build, enhance, and add features to our online stores, web services, electronic devices, and digital offerings; and to build and optimize our fulfillment network. Variable costs generally change directly with sales volume, while fixed costs generally are dependent on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct sourcing, increase discounts from suppliers, and reduce defects in our processes. To minimize unnecessary growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.
We seek to turn inventory quickly and collect from consumers before our payments to vendors and sellers become due. Because consumers primarily use credit cards in our stores, our receivables from consumers settle quickly. We expect variability in inventory turnover over time since it is affected by numerous factors, including our product mix, the mix of sales by us and by third-party sellers, our continuing focus on in-stock inventory availability and selection of product offerings, supply chain disruptions and resulting vendor lead times, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers. We also expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by third-party sellers, the mix of suppliers, seasonality, and changes in payment and other terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.
We expect spending in technology and content will increase over time as we add computer scientists, designers, software and hardware engineers, and merchandising employees. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We seek to invest efficiently in several areas of technology and content, including AWS, and expansion of new and existing product categories and service offerings, as well as in technology infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power, data storage and analytics, improved wireless connectivity, and the practical applications of artificial intelligence and machine learning, will continue to improve users’ experience on the Internet and increase its ubiquity in people’s lives. To best take advantage of these continued advances in technology, we are investing in AWS, which offers a broad set of on-demand technology services, including compute, storage, database, analytics, and machine learning, and other services, to developers and enterprises of all sizes. We are also investing in initiatives to build and deploy innovative and efficient software and electronic devices as well as other initiatives including the development of a satellite network for global broadband service and autonomous vehicles for ride-hailing services.
We seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe this compensation model aligns the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 10.5 billion and 10.6 billion as of December 31, 2021 and 2022.
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
Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have identified the critical accounting estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2022, we would have recorded an additional cost of sales of approximately $390 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Year Ended December 31,
	2021	2022
Cash provided by (used in):
Operating activities	$46,327	$46,752
Investing activities	(58,154)	(37,601)
Financing activities	6,291	9,718
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $96.0 billion and $70.0 billion as of December 31, 2021 and 2022. Amounts held in foreign currencies were $22.7 billion and $18.3 billion as of December 31, 2021 and 2022. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, and Japanese Yen.
Cash provided by (used in) operating activities was $46.3 billion and $46.8 billion in 2021 and 2022. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow in 2022, compared to the prior year, was primarily due to the increase in net income, excluding non-cash expenses, partially offset by changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.

Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(58.2) billion and $(37.6) billion in 2021 and 2022, with the variability caused primarily by purchases, sales, and maturities of marketable securities. Cash capital expenditures were $55.4 billion, and $58.3 billion in 2021 and 2022, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network. We expect to continue these investments over time, with increased spending on technology infrastructure. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $2.0 billion and $8.3 billion in 2021 and 2022. We funded the acquisition of MGM Holdings Inc. with cash on hand. We expect to fund the acquisitions of 1Life Healthcare, Inc. (One Medical) and iRobot Corporation with cash on hand.
Cash provided by (used in) financing activities was $6.3 billion and $9.7 billion in 2021 and 2022. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term-debt of $27.0 billion and $62.7 billion in 2021 and 2022. Cash outflows from financing activities resulted from repurchases of common stock, payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $20.7 billion and $53.0 billion in 2021 and 2022. Property and equipment acquired under finance leases was $7.1 billion and $675 million in 2021 and 2022.
We had no borrowings outstanding under the two unsecured revolving credit facilities, $6.8 billion of borrowings outstanding under the commercial paper programs, and $1.0 billion of borrowings outstanding under the secured revolving credit facility as of December 31, 2022. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.
As of December 31, 2022, cash, cash equivalents, and marketable securities held by foreign subsidiaries were $4.7 billion. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. Our federal tax provision included a partial election for 2020 and 2021, and a full election for 2022. Effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. Cash taxes paid (net of refunds) were $3.7 billion and $6.0 billion for 2021 and 2022.
As of December 31, 2021 and 2022, restricted cash, cash equivalents, and marketable securities were $260 million and $365 million. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” and “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to secure additional financing, or issue additional equity or debt securities. There can be no assurance that additional credit lines or financing instruments will be available in amounts or on terms acceptable to us, if at all. In addition, economic conditions and actions by policymaking bodies are contributing to rising interest rates and significant capital market volatility, which, along with increases in our borrowing levels, could increase our future borrowing costs.

Results of Operations
We have organized our operations into three segments: North America, International, and AWS. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Segment Information.”
Overview
Macroeconomic factors, including inflation, increased interest rates, significant capital market volatility, the prolonged COVID-19 pandemic, global supply chain constraints, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These factors contributed to increases in our operating costs during 2022, particularly across our North America and International segments, primarily due to a return to more normal, seasonal demand volumes in relation to our fulfillment network fixed costs, increased transportation and utility costs, and increased wage rates. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We also expect the current macroeconomic environment and enterprise customer cost optimization efforts to impact our AWS revenue growth rates. We expect some or all of these factors to continue to impact our operations into Q1 2023.
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

	Year Ended December 31,
	2021	2022
Net Sales:
North America	$279,833	$315,880
International	127,787	118,007
AWS	62,202	80,096
Consolidated	$469,822	$513,983
Year-over-year Percentage Growth (Decline):
North America	18%	13%
International	22	(8)
AWS	37	29
Consolidated	22	9
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	18%	13%
International	20	4
AWS	37	29
Consolidated	21	13
Net sales mix:
North America	60%	61%
International	27	23
AWS	13	16
Consolidated	100%	100%
Sales increased 9% in 2022, compared to the prior year. Changes in foreign currency exchange rates reduced net sales by $15.5 billion in 2022. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 13% in 2022, compared to the prior year. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers.

International sales decreased 8% in 2022, compared to the prior year, primarily due to the impact of changes in foreign currency exchange rates, partially offset by increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers. Changes in foreign currency exchange rates reduced International net sales by $15.0 billion in 2022.
AWS sales increased 29% in 2022, compared to the prior year. The sales growth primarily reflects increased customer usage, partially offset by pricing changes, primarily driven by long-term customer contracts.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Year Ended December 31,
	2021	2022
Operating Income (Loss)
North America	$7,271	$(2,847)
International	(924)	(7,746)
AWS	18,532	22,841
Consolidated	$24,879	$12,248
Operating income was $24.9 billion and $12.2 billion for 2021 and 2022. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The North America operating loss in 2022, as compared to the operating income in the prior year, is primarily due to increased fulfillment and shipping costs, due in part to increases in investments in our fulfillment network, transportation costs, and wage rates and incentives, increased technology and content costs, and growth in certain operating expenses, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales. Changes in foreign currency exchange rates positively impacted operating loss by $274 million in 2022.
The increase in International operating loss in absolute dollars in 2022, compared to the prior year, is primarily due to increased fulfillment and shipping costs, due in part to increases in investments in our fulfillment network, transportation costs, and wage rates and incentives, increased technology and content costs, and growth in certain operating expenses, partially offset by increased advertising sales and increased unit sales, including sales by third-party sellers. Changes in foreign currency exchange rates negatively impacted operating loss by $857 million in 2022.
The increase in AWS operating income in absolute dollars in 2022, compared to the prior year, is primarily due to increased sales and cost structure productivity, including a reduction in depreciation and amortization expense from our change in the estimated useful lives of our servers and networking equipment, partially offset by increased payroll and related expenses and spending on technology infrastructure, all of which were primarily driven by additional investments to support AWS business growth. Changes in foreign currency exchange rates positively impacted operating income by $1.4 billion in 2022.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Year Ended December 31,
	2021	2022
Operating expenses:
Cost of sales	$272,344	$288,831
Fulfillment	75,111	84,299
Technology and content	56,052	73,213
Sales and marketing	32,551	42,238
General and administrative	8,823	11,891
Other operating expense (income), net	62	1,263
Total operating expenses	$444,943	$501,735
Year-over-year Percentage Growth (Decline):
Cost of sales	17%	6%
Fulfillment	28	12
Technology and content	31	31
Sales and marketing	48	30
General and administrative	32	35
Other operating expense (income), net	(183)	1,936
Percent of Net Sales:
Cost of sales	58.0%	56.2%
Fulfillment	16.0	16.4
Technology and content	11.9	14.2
Sales and marketing	6.9	8.2
General and administrative	1.9	2.3
Other operating expense (income), net	0.0	0.2
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in 2022, compared to the prior year, is primarily due to increased shipping and product costs resulting from increased sales and increases in investments in our fulfillment network, transportation costs, and wage rates and incentives. Changes in foreign exchange rates reduced cost of sales by $10.8 billion in 2022.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $76.7 billion and $83.5 billion in 2021 and 2022. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
Costs to operate our AWS segment are primarily classified as “Technology and content” as we leverage a shared infrastructure that supports both our internal technology requirements and external sales to AWS customers.
Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International fulfillment centers, physical stores, and customer service centers and payment processing costs. While AWS payment processing and related transaction costs are included in “Fulfillment,” AWS costs are primarily classified as “Technology and content.” Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, the extent to which third-party sellers utilize Fulfillment by Amazon services, timing of fulfillment network and physical store expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, sales by our sellers have higher payment processing and related transaction costs as a percentage of net sales compared to our retail sales because payment processing costs are based on the gross purchase price of underlying transactions.
The increase in fulfillment costs in absolute dollars in 2022, compared to the prior year, is primarily due to increased investments in our fulfillment network and variable costs corresponding with increased product and service sales volume and inventory levels, and increased wage rates and incentives. Changes in foreign exchange rates reduced fulfillment costs by $2.5 billion in 2022.
We seek to expand our fulfillment network to accommodate a greater selection and in-stock inventory levels and to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We regularly evaluate our facility requirements.
Technology and Content
Technology and content costs include payroll and related expenses for employees involved in the research and development of new and existing products and services, development, design, and maintenance of our stores, curation and display of products and services made available in our online stores, and infrastructure costs. Infrastructure costs include servers, networking equipment, and data center related depreciation and amortization, rent, utilities, and other expenses necessary to support AWS and other Amazon businesses. Collectively, these costs reflect the investments we make in order to offer a wide variety of products and services to our customers, including expenditures related to initiatives to build and deploy innovative and efficient software and electronic devices and the development of a satellite network for global broadband service and autonomous vehicles for ride-hailing services.
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in 2022, compared to the prior year, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on technology infrastructure, partially offset by a reduction in depreciation and amortization expense from our change in the estimated useful lives of our servers and networking equipment. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures — Use of Estimates” for additional information on the change in estimated useful lives of our servers and networking equipment.
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
The increase in sales and marketing costs in absolute dollars in 2022, compared to the prior year, is primarily due to increased payroll and related expenses for personnel engaged in marketing and selling activities and higher marketing spend.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
The increase in general and administrative costs in absolute dollars in 2022, compared to the prior year, is primarily due to increases in payroll and related expenses and professional fees.

Other Operating Expense (Income), Net
Other operating expense (income), net was $62 million and $1.3 billion during 2021 and 2022, and was primarily related to the amortization of intangible assets and, for 2022, $1.1 billion of impairments of property and equipment and operating leases.
Interest Income and Expense
Our interest income was $448 million and $989 million during 2021 and 2022, primarily due to an increase in prevailing rates. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $1.8 billion and $2.4 billion in 2021 and 2022 and was primarily related to debt and finance leases. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Leases and Note 6 — Debt” for additional information.
Our long-term lease liabilities were $67.7 billion and $73.0 billion as of December 31, 2021 and 2022. Our long-term debt was $48.7 billion and $67.1 billion as of December 31, 2021 and 2022. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Leases and Note 6 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $14.6 billion and $(16.8) billion during 2021 and 2022. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net in 2021 and 2022 is a marketable equity securities valuation gain (loss) of $11.8 billion and $(12.7) billion from our equity investment in Rivian.
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
We recorded a provision (benefit) for income taxes of $4.8 billion and $(3.2) billion in 2021 and 2022. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 9 — Income Taxes” for additional information.
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

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2021 and 2022 (in millions):

	Year Ended December 31,
	2021	2022
Net cash provided by (used in) operating activities	$46,327	$46,752
Purchases of property and equipment, net of proceeds from sales and incentives	(55,396)	(58,321)
Free cash flow	$(9,069)	$(11,569)

Net cash provided by (used in) investing activities	$(58,154)	$(37,601)
Net cash provided by (used in) financing activities	$6,291	$9,718
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2021 and 2022 (in millions):

	Year Ended December 31,
	2021	2022
Net cash provided by (used in) operating activities	$46,327	$46,752
Purchases of property and equipment, net of proceeds from sales and incentives	(55,396)	(58,321)
Free cash flow	(9,069)	(11,569)
Principal repayments of finance leases	(11,163)	(7,941)
Principal repayments of financing obligations	(162)	(248)
Free cash flow less principal repayments of finance leases and financing obligations	$(20,394)	$(19,758)

Net cash provided by (used in) investing activities	$(58,154)	$(37,601)
Net cash provided by (used in) financing activities	$6,291	$9,718

Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases, net of remeasurements and modifications,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2021 and 2022 (in millions):

	Year Ended December 31,
	2021	2022
Net cash provided by (used in) operating activities	$46,327	$46,752
Purchases of property and equipment, net of proceeds from sales and incentives	(55,396)	(58,321)
Free cash flow	(9,069)	(11,569)
Equipment acquired under finance leases (1)	(4,422)	(299)
Principal repayments of all other finance leases (2)	(687)	(670)
Principal repayments of financing obligations	(162)	(248)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$(14,340)	$(12,786)

Net cash provided by (used in) investing activities	$(58,154)	$(37,601)
Net cash provided by (used in) financing activities	$6,291	$9,718
___________________
(1)For the year ended December 31, 2021 and 2022, this amount relates to equipment included in “Property and equipment acquired under finance leases, net of remeasurements and modifications” of $7,061 million and $675 million.
(2)For the year ended December 31, 2021 and 2022, this amount relates to property included in “Principal repayments of finance leases” of $11,163 million and $7,941 million.
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

	Year Ended December 31, 2021			Year Ended December 31, 2022
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$469,822	$(3,804)	$466,018	$513,983	$15,495	$529,478
Operating expenses	444,943	(3,653)	441,290	501,735	16,356	518,091
Operating income	24,879	(151)	24,728	12,248	(861)	11,387
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on February 2, 2023, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of February 2, 2023, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as uncertainty regarding the impacts of the COVID-19 pandemic, fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market and global supply chain constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part I, “Risk Factors.”
First Quarter 2023 Guidance
•Net sales are expected to be between $121.0 billion and $126.0 billion, or to grow between 4% and 8% compared with first quarter 2022. This guidance anticipates an unfavorable impact of approximately 210 basis points from foreign exchange rates.
•Operating income is expected to be between $0 and $4.0 billion, compared with $3.7 billion in first quarter 2022.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our long-term debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The following table provides information about our cash equivalents and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted-average interest rates as of December 31, 2022 (in millions, except percentages):

	2023	2024	2025	2026	2027	Thereafter	Total	Estimated Fair Value as of December 31, 2022
Money market funds	$27,899	$—	$—	$—	$—	$—	$27,899	$27,899
Weighted average interest rate	4.18%	—%	—%	—%	—%	—%	4.18%
Corporate debt securities	17,500	2,486	2,332	748	9	—	23,075	22,627
Weighted average interest rate	4.06%	0.97%	1.23%	1.45%	2.33%	—%	3.35%
U.S. government and agency securities	819	358	554	396	80	75	2,282	2,146
Weighted average interest rate	1.05%	0.98%	0.81%	0.83%	1.24%	1.83%	0.98%
Asset-backed securities	1,059	872	413	146	128	72	2,690	2,572
Weighted average interest rate	0.99%	1.30%	1.37%	1.39%	1.41%	1.06%	1.19%
Foreign government and agency securities	519	19	—	—	—	—	538	535
Weighted average interest rate	4.24%	0.60%	—%	—%	—%	—%	4.11%
Other fixed income securities	138	61	48	—	—	—	247	237
Weighted average interest rate	0.40%	0.56%	1.15%	—%	—%	—%	0.58%
	$47,934	$3,796	$3,347	$1,290	$217	$147	$56,731
Cash equivalents and marketable fixed income securities								$56,016
As of December 31, 2022, we had long-term debt with a face value of $70.5 billion, including the current portion, primarily consisting of fixed rate unsecured senior notes. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.

Foreign Exchange Risk
During 2022, net sales from our International segment accounted for 23% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the year compared to rates in effect the prior year, International segment net sales decreased by $15.0 billion in comparison with the prior year.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2022, of $18.3 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $915 million, $1.8 billion, and $3.7 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of December 31, 2022, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $275 million, $555 million, and $1.1 billion, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of December 31, 2022, our recorded value in equity and equity warrant investments in public and private companies was $7.2 billion. Our equity and equity warrant investments in publicly traded companies, which primarily relate to Rivian, represent $5.0 billion of our investments as of December 31, 2022, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures” for additional information.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 2, 2023 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Notes 1 and 9 of the consolidated financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions and during the ordinary course of business, there are many tax positions for which the ultimate tax determination is uncertain. As a result, significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2022, the Company reported accrued liabilities of $4.0 billion for various tax contingencies.
Auditing the recognition and measurement of the Company’s tax contingencies was challenging because the evaluation of whether a tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex and involves significant auditor judgment. Management’s evaluation of tax positions is based on interpretations of tax laws and legal rulings, and may be impacted by regulatory changes and judicial and examination activity.

How We Addressed the Matter in Our Audit
We tested controls over the Company’s process to assess the technical merits of its tax contingencies, including controls over: the assessment as to whether a tax position is more likely than not to be sustained; the measurement of the benefit of its tax positions, both initially and on an ongoing basis; and the development of the related disclosures.
We involved our international tax, transfer pricing, and research and development tax professionals in assessing the technical merits of certain of the Company’s tax positions. Depending on the nature of the specific tax position and, as applicable, developments with the relevant tax authorities relating thereto, our procedures included obtaining and examining the Company’s analysis including the Company’s correspondence with such tax authorities and evaluating the underlying facts upon which the tax positions are based. We used our knowledge of and experience with international, transfer pricing, and other income tax laws of the relevant taxing jurisdictions to evaluate the Company’s accounting for its tax contingencies. We evaluated developments in the applicable regulatory environments to assess potential effects on the Company’s positions, including recent decisions in relevant court cases. We analyzed the appropriateness of the Company’s assumptions and the accuracy of the Company’s calculations and data used to determine the amount of tax benefits to recognize. We evaluated the Company’s income tax disclosures in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.
Seattle, Washington
February 2, 2023

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2021	2022
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$36,410	$42,377	$36,477
OPERATING ACTIVITIES:
Net income (loss)	21,331	33,364	(2,722)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	25,180	34,433	41,921
Stock-based compensation	9,208	12,757	19,621
Other expense (income), net	(2,582)	(14,306)	16,966
Deferred income taxes	(554)	(310)	(8,148)
Changes in operating assets and liabilities:
Inventories	(2,849)	(9,487)	(2,592)
Accounts receivable, net and other	(8,169)	(18,163)	(21,897)
Accounts payable	17,480	3,602	2,945
Accrued expenses and other	5,754	2,123	(1,558)
Unearned revenue	1,265	2,314	2,216
Net cash provided by (used in) operating activities	66,064	46,327	46,752
INVESTING ACTIVITIES:
Purchases of property and equipment	(40,140)	(61,053)	(63,645)
Proceeds from property and equipment sales and incentives	5,096	5,657	5,324
Acquisitions, net of cash acquired, and other	(2,325)	(1,985)	(8,316)
Sales and maturities of marketable securities	50,237	59,384	31,601
Purchases of marketable securities	(72,479)	(60,157)	(2,565)
Net cash provided by (used in) investing activities	(59,611)	(58,154)	(37,601)
FINANCING ACTIVITIES:
Common stock repurchased	—	—	(6,000)
Proceeds from short-term debt, and other	6,796	7,956	41,553
Repayments of short-term debt, and other	(6,177)	(7,753)	(37,554)
Proceeds from long-term debt	10,525	19,003	21,166
Repayments of long-term debt	(1,553)	(1,590)	(1,258)
Principal repayments of finance leases	(10,642)	(11,163)	(7,941)
Principal repayments of financing obligations	(53)	(162)	(248)
Net cash provided by (used in) financing activities	(1,104)	6,291	9,718
Foreign currency effect on cash, cash equivalents, and restricted cash	618	(364)	(1,093)
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,967	(5,900)	17,776
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$42,377	$36,477	$54,253
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2020	2021	2022
Net product sales	$215,915	$241,787	$242,901
Net service sales	170,149	228,035	271,082
Total net sales	386,064	469,822	513,983
Operating expenses:
Cost of sales	233,307	272,344	288,831
Fulfillment	58,517	75,111	84,299
Technology and content	42,740	56,052	73,213
Sales and marketing	22,008	32,551	42,238
General and administrative	6,668	8,823	11,891
Other operating expense (income), net	(75)	62	1,263
Total operating expenses	363,165	444,943	501,735
Operating income	22,899	24,879	12,248
Interest income	555	448	989
Interest expense	(1,647)	(1,809)	(2,367)
Other income (expense), net	2,371	14,633	(16,806)
Total non-operating income (expense)	1,279	13,272	(18,184)
Income (loss) before income taxes	24,178	38,151	(5,936)
Benefit (provision) for income taxes	(2,863)	(4,791)	3,217
Equity-method investment activity, net of tax	16	4	(3)
Net income (loss)	$21,331	$33,364	$(2,722)
Basic earnings per share	$2.13	$3.30	$(0.27)
Diluted earnings per share	$2.09	$3.24	$(0.27)
Weighted-average shares used in computation of earnings per share:
Basic	10,005	10,117	10,189
Diluted	10,198	10,296	10,189
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2020	2021	2022
Net income (loss)	$21,331	$33,364	$(2,722)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(36), $47, and $100	561	(819)	(2,586)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $(83), $72, and $159	273	(343)	(823)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $8, $13, and $0	(28)	(34)	298
Net unrealized gains (losses) on available-for-sale debt securities	245	(377)	(525)
Total other comprehensive income (loss)	806	(1,196)	(3,111)
Comprehensive income (loss)	$22,137	$32,168	$(5,833)
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2021	2022
ASSETS
Current assets:
Cash and cash equivalents	$36,220	$53,888
Marketable securities	59,829	16,138
Inventories	32,640	34,405
Accounts receivable, net and other	32,891	42,360
Total current assets	161,580	146,791
Property and equipment, net	160,281	186,715
Operating leases	56,082	66,123
Goodwill	15,371	20,288
Other assets	27,235	42,758
Total assets	$420,549	$462,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,664	$79,600
Accrued expenses and other	51,775	62,566
Unearned revenue	11,827	13,227
Total current liabilities	142,266	155,393
Long-term lease liabilities	67,651	72,968
Long-term debt	48,744	67,150
Other long-term liabilities	23,643	21,121
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 10,644 and 10,757 shares issued; 10,175 and 10,242 shares outstanding)	106	108
Treasury stock, at cost	(1,837)	(7,837)
Additional paid-in capital	55,437	75,066
Accumulated other comprehensive income (loss)	(1,376)	(4,487)
Retained earnings	85,915	83,193
Total stockholders’ equity	138,245	146,043
Total liabilities and stockholders’ equity	$420,549	$462,675
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2020	9,950	$104	$(1,837)	$33,559	$(986)	$31,220	$62,060
Net income	—	—	—	—	—	21,331	21,331
Other comprehensive income (loss)	—	—	—	—	806	—	806
Stock-based compensation and issuance of employee benefit plan stock	116	1	—	9,206	—	—	9,207
Balance as of December 31, 2020	10,066	105	(1,837)	42,765	(180)	52,551	93,404
Net income	—	—	—	—	—	33,364	33,364
Other comprehensive income (loss)	—	—	—	—	(1,196)	—	(1,196)
Stock-based compensation and issuance of employee benefit plan stock	109	1	—	12,672	—	—	12,673
Balance as of December 31, 2021	10,175	106	(1,837)	55,437	(1,376)	85,915	138,245
Net loss	—	—	—	—	—	(2,722)	(2,722)
Other comprehensive income (loss)	—	—	—	—	(3,111)	—	(3,111)
Stock-based compensation and issuance of employee benefit plan stock	113	2	—	19,629	—	—	19,631
Common stock repurchased	(46)	—	(6,000)	—	—	—	(6,000)
Balance as of December 31, 2022	10,242	$108	$(7,837)	$75,066	$(4,487)	$83,193	$146,043
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS, ACCOUNTING POLICIES, AND SUPPLEMENTAL DISCLOSURES
Description of Business
We seek to be Earth’s most customer-centric company. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, content creators, advertisers, and employees. We serve consumers through our online and physical stores and focus on selection, price, and convenience. We offer programs that enable sellers to grow their businesses, sell their products in our stores, and fulfill orders through us, and programs that allow authors, independent publishers, musicians, filmmakers, Twitch streamers, skill and app developers, and others to publish and sell content. We serve developers and enterprises of all sizes through AWS, which offers a broad set of on-demand technology services, including compute, storage, database, analytics, and machine learning, and other services. We also manufacture and sell electronic devices. In addition, we provide advertising services to sellers, vendors, publishers, authors, and others, through programs such as sponsored ads, display, and video advertising.
We have organized our operations into three segments: North America, International, and AWS. See “Note 10 — Segment Information.”
Common Stock Split
On May 27, 2022, we effected a 20-for-1 stock split of our common stock and proportionately increased the number of authorized shares of common stock. All share, restricted stock unit (“RSU”), and per share or per RSU information throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from “Additional paid-in capital” to “Common stock.”
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. “Other operating expense (income), net” was reclassified into “Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other” on our consolidated statements of cash flows.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, inventory valuation, collectability of receivables, impairment of property and equipment and operating leases, valuation and impairment of investments, self-insurance liabilities, and viewing patterns of capitalized video content. Actual results could differ materially from these estimates. We review the useful lives of equipment on an ongoing basis, and effective January 1, 2022 we changed our estimate of the useful lives for our servers from four years to five years and for our networking equipment from five years to six years. The longer useful lives are due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for the year ended December 31, 2022, based on servers and networking equipment that were included in “Property and equipment, net” as of December 31, 2021 and those acquired during the year ended December 31, 2022, was a reduction in depreciation and amortization expense of $3.6 billion and a benefit to net loss of $2.8 billion, or $0.28 per basic share and $0.28 per diluted share.
For the year ended December 31, 2022, we recorded approximately $1.1 billion, of which $720 million was recorded in the fourth quarter, of impairments of property and equipment and operating leases primarily related to physical stores. These charges were recorded in “Other operating expense (income), net” on our consolidated statements of operations and primarily impacted our North America segment. For the year ended December 31, 2022, we also recorded expenses of approximately

$480 million primarily in “Fulfillment” on our consolidated statements of operations relating to terminating contracts for certain leases not yet commenced as well as other purchase commitments, which primarily impacted our North America segment.
For the year ended December 31, 2022, we recorded approximately $720 million, of which $640 million was recorded in the fourth quarter, of estimated severance costs primarily related to planned role eliminations. These charges were recorded primarily in “Technology and content,” “Fulfillment,” and “General and administrative” on our consolidated statements of operations and primarily impacted our North America segment.
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Year Ended December 31,
	2020	2021	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt	$916	$1,098	$1,561
Cash paid for operating leases	$4,475	$6,722	$8,633
Cash paid for interest on finance leases	$612	$521	$374
Cash paid for interest on financing obligations	$102	$153	$207
Cash paid for income taxes, net of refunds	$1,713	$3,688	$6,035
Assets acquired under operating leases	$16,217	$25,369	$18,800
Property and equipment acquired under finance leases, net of remeasurements and modifications	$11,588	$7,061	$675
Property and equipment recognized during the construction period of build-to-suit lease arrangements	$2,267	$5,846	$3,187
Property and equipment derecognized after the construction period of build-to-suit lease arrangements, with the associated leases recognized as operating	$—	$230	$5,158
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
The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2020	2021	2022
Shares used in computation of basic earnings per share	10,005	10,117	10,189
Total dilutive effect of outstanding stock awards	193	179	—
Shares used in computation of diluted earnings per share	10,198	10,296	10,189
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
Other - Other revenue includes sales related to various other offerings, such as certain licensing and distribution of video content and shipping services, and our co-branded credit card agreements. Revenue is recognized when content is licensed or distributed and as or when services are performed.
Return Allowances
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and other” and were $859 million, $1.0 billion, and $1.3 billion as of December 31, 2020, 2021, and 2022. Additions to the allowance were $3.5 billion, $5.1 billion, and $5.5 billion and deductions from the allowance were $3.6 billion, $4.9 billion, and $5.2 billion in 2020, 2021, and 2022. Included in “Inventories” on our consolidated balance sheets are assets totaling $852 million, $882 million, and $948 million as of December 31, 2020, 2021, and 2022, for the rights to recover products from customers associated with our liabilities for return allowances.
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

Technology and Content
Technology and content costs include payroll and related expenses for employees involved in the research and development of new and existing products and services, development, design, and maintenance of our stores, curation and display of products and services made available in our online stores, and infrastructure costs. Infrastructure costs include servers, networking equipment, and data center related depreciation and amortization, rent, utilities, and other expenses necessary to support AWS and other Amazon businesses. Collectively, these costs reflect the investments we make in order to offer a wide variety of products and services to our customers, including expenditures related to initiatives to build and deploy innovative and efficient software and electronic devices and the development of a satellite network for global broadband service and autonomous vehicles for ride-hailing services. Technology and content costs are generally expensed as incurred.
Sales and Marketing
Sales and marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities, including sales commissions related to AWS. We pay commissions to third parties when their customer referrals result in sales. We also participate in cooperative advertising arrangements with certain of our vendors, and other third parties.
Advertising and other promotional costs to market our products and services are expensed as incurred and were $10.9 billion, $16.9 billion, and $20.6 billion in 2020, 2021, and 2022.
General and Administrative
General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses; facilities and equipment expenses, such as depreciation and amortization expense and rent; and professional fees.
Stock-Based Compensation
Compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including historical forfeiture experience by grant year and employee level. Additionally, stock-based compensation includes stock appreciation rights that are expected to settle in cash. These liability-classified awards are remeasured to fair value at the end of each reporting period until settlement or expiration.
Other Operating Expense (Income), Net
Other operating expense (income), net, consists primarily of the amortization of intangible assets and, for 2020, a benefit from accelerated vesting of warrants to acquire equity of a vendor partially offset by a lease impairment and, for 2022, $1.1 billion of impairments of property and equipment and operating leases.
Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Marketable equity securities valuation gains (losses)	$525	$11,526	$(13,870)
Equity warrant valuation gains (losses)	1,527	1,315	(2,132)
Upward adjustments relating to equity investments in private companies	342	1,866	76
Foreign currency gains (losses)	35	(55)	(340)
Other, net	(58)	(19)	(540)
Total other income (expense), net	2,371	14,633	(16,806)

Included in other income (expense), net in 2021 and 2022 is a marketable equity securities valuation gain (loss) of $11.8 billion and $(12.7) billion from our equity investment in Rivian Automotive, Inc. (“Rivian”). Our investment in Rivian’s preferred stock was accounted for at cost, with adjustments for observable changes in prices or impairments, prior to Rivian’s initial public offering in November 2021, which resulted in the conversion of our preferred stock to Class A common stock. As of December 31, 2022, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 17% ownership interest, and an approximate 16% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles, and one of our employees serving on Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, which is included in “Marketable securities” on our consolidated balance sheets.
Required summarized financial information of Rivian as disclosed in its most recent SEC filings is as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2021	Nine Months Ended September 30, 2022
Revenues	$—	$55	$995
Gross profit	—	(465)	(2,123)
Loss from operations	(1,021)	(4,220)	(5,061)
Net loss	(1,018)	(4,688)	(5,029)

	December 31, 2021	September 30, 2022
Total current assets	$18,559	$14,424
Total assets	22,294	19,023
Total current liabilities	1,313	2,109
Total liabilities	2,780	3,686
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
Deferred tax assets represent amounts available to reduce income taxes payable in future periods. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe they will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative loss experience and expectations of future earnings, capital gains and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2021 and 2022.
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2021 and 2022, these warrants had a fair value of $3.4 billion and $2.1 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are primarily classified as Level 2 assets.
Cash and Cash Equivalents
We classify all highly liquid instruments with an original maturity of three months or less as cash equivalents.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $2.6 billion and $2.8 billion as of December 31, 2021 and 2022.
We provide Fulfillment by Amazon services in connection with certain of our sellers’ programs. Third-party sellers maintain ownership of their inventory, regardless of whether fulfillment is provided by us or the third-party sellers, and therefore these products are not included in our inventories.
We also purchase electronic device components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, we enter into agreements with contract manufacturers and suppliers for certain electronic device components. We have certain non-cancellable purchase commitments arising from these agreements. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs. We also have firm, non-cancellable commitments for certain products offered in our Whole Foods Market stores.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2021 and 2022, customer receivables, net, were $20.2 billion and $26.6 billion, vendor receivables, net, were $5.3 billion and $6.9 billion, and seller receivables, net, were $1.0 billion and $1.3 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $1.1 billion, $1.1 billion, and $1.4 billion as of December 31, 2020, 2021, and 2022. Additions to the allowance were $1.4 billion, $1.0 billion, and $1.6 billion, and deductions to the allowance were $1.0 billion, $1.1 billion, and $1.3 billion in 2020, 2021, and 2022.
Software Development Costs
We incur software development costs related to products to be sold, leased, or marketed to external users, internal-use software, and our websites. Software development costs capitalized were not significant for the years presented. All other costs, including those related to design or maintenance, are expensed as incurred.

Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Incentives that we receive from property and equipment vendors are recorded as a reduction to our costs. Property includes buildings and land that we own, along with property we have acquired under build-to-suit lease arrangements when we have control over the building during the construction period and finance lease arrangements. Equipment includes assets such as servers and networking equipment, heavy equipment, and other fulfillment equipment. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets (generally the lesser of 40 years or the remaining life of the underlying building, four years prior to January 1, 2022 and five years subsequent to January 1, 2022 for our servers, five years prior to January 1, 2022 and six years subsequent to January 1, 2022 for our networking equipment, ten years for heavy equipment, and three to ten years for other fulfillment equipment). Depreciation and amortization expense is classified within the corresponding operating expense categories on our consolidated statements of operations.
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
We completed the required annual impairment test of goodwill for all reporting units and indefinite-lived intangible assets as of April 1, 2022, resulting in no impairments. The fair value of our reporting units substantially exceeded their carrying value. There were no events that caused us to update our annual impairment test. See “Note 5 — Acquisitions, Goodwill, and Acquired Intangible Assets.”
Other Assets
Included in “Other assets” on our consolidated balance sheets are amounts primarily related to video and music content, net of accumulated amortization; long-term deferred tax assets; acquired intangible assets, net of accumulated amortization; equity warrant assets and certain equity investments; and satellite network launch services deposits. We recognize certain transactions with governments when there is reasonable assurance that incentives included in the agreements, such as cash or certain tax credits, will be received and we are able to comply with any related conditions. These incentives are recorded as reductions to the cost of related assets or expenses.
Digital Video and Music Content
We obtain video content, inclusive of episodic television and movies, and music content for customers through licensing agreements that have a wide range of licensing provisions including both fixed and variable payment schedules. When the license fee for a specific video or music title is determinable or reasonably estimable and the content is available to us, we recognize an asset and a corresponding liability for the amounts owed. We reduce the liability as payments are made and we amortize the asset to “Cost of sales” on an accelerated basis, based on estimated usage or viewing patterns, or on a straight-line basis. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded and licensing costs are expensed as incurred. We also develop original video content for which the production costs are capitalized and amortized to “Cost of sales” predominantly on an accelerated basis that follows the estimated viewing patterns associated with the content. The weighted average remaining life of our capitalized video content is 2.6 years. We review usage and viewing patterns impacting the amortization of capitalized video content on an ongoing basis and reflect any changes prospectively. Changes in historical and anticipated viewing patterns are lengthening the weighted average life of our capitalized video content. We anticipate the changes in viewing patterns will positively impact 2023 operating income by approximately $1.0 billion, generally ratably throughout the year.
Our produced and licensed video content is primarily monetized together as a unit, referred to as a film group, in each major geography where we offer Amazon Prime memberships. These film groups are evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The total capitalized costs of video, which is primarily released content, and music as of December 31, 2021 and 2022 were $10.7 billion and $16.7 billion. Total video and music expense was $13.0 billion and $16.6 billion for the year ended December 31, 2021 and 2022. Total video and music expense includes licensing and production costs associated with content offered within Amazon Prime memberships, and costs associated with digital subscriptions and sold or rented content.
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
Equity investments in private companies for which we do not have the ability to exercise significant influence are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified as “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations. Each reporting period, we perform a qualitative assessment to evaluate whether the investment is impaired. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, we write it down to its estimated fair value. As of December 31, 2021 and 2022, these investments had a carrying value of $603 million and $715 million.
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
For long-lived assets used in operations, including lease assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2021 and 2022.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are liabilities primarily related to leases and asset retirement obligations, tax-related liabilities, current debt, payroll and related expenses, unredeemed gift cards, self-insurance liabilities, customer liabilities, marketing liabilities, acquired digital media content, and other operating expenses.
As of December 31, 2021 and 2022, our liabilities for payroll related expenses were $7.4 billion and $7.7 billion and our liabilities for unredeemed gift cards were $5.2 billion and $5.4 billion. We reduce the liability for a gift card when redeemed by a customer. The portion of gift cards that we do not expect to be redeemed is recognized based on customer usage patterns.
Self-Insurance Liabilities
Although we maintain certain high-deductible, third-party insurance coverage for catastrophic losses, we effectively self-insure for exposure primarily related to workers’ compensation, employee health care benefits, general and product liability, and automobile liability, including liability resulting from third-party transportation service providers. We estimate self-insurance liabilities by considering historical claims experience, frequency and costs of claims, projected claims development, inflation, and other actuarial assumptions. Changes in the number or costs of claims, healthcare costs, judgment and settlement amounts, associated legal expenses, and other factors could cause actual results to differ materially from these estimates. As of December 31, 2021 and 2022, our total self-insurance liabilities were $2.2 billion and $4.0 billion and are included in “Accrued expenses and other” on our consolidated balance sheets. In the fourth quarter of 2022, we increased our reserves for general, product, and automobile liabilities by $1.3 billion primarily driven by changes in our estimates about the costs of asserted and unasserted claims, which was primarily recorded in “Cost of sales” on our consolidated statements of operations and impacted our North America segment.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2021 was $14.0 billion, of which $11.3 billion was recognized as revenue during the year ended December 31, 2022 and our total unearned revenue as of December 31, 2022 was $16.1 billion. Included in “Other long-term liabilities” on our consolidated balance sheets was $2.2 billion and $2.9 billion of unearned revenue as of December 31, 2021 and 2022.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $110.4 billion as of December 31, 2022. The weighted average remaining life of our long-term contracts is 3.7 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.

Other Long-Term Liabilities
Included in “Other long-term liabilities” on our consolidated balance sheets are liabilities primarily related to financing obligations, asset retirement obligations, unearned revenue, tax contingencies, digital video and music content, and deferred tax liabilities.
Foreign Currency
We have internationally-focused stores for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these stores is generally the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded gains (losses) of $(118) million, $19 million, and $386 million in 2020, 2021, and 2022.
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2021 and 2022, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,942	$—	$—	$10,942
Level 1 securities:
Money market funds	20,312	—	—	20,312
Equity securities (1)				1,646
Level 2 securities:
Foreign government and agency securities	181	—	—	181
U.S. government and agency securities	4,316	9	(25)	4,300
Corporate debt securities	35,810	75	(121)	35,764
Asset-backed securities	6,763	7	(32)	6,738
Other fixed income securities	688	2	(4)	686
Equity securities (1)(3)				15,740
	$79,012	$93	$(182)	$96,309
Less: Restricted cash, cash equivalents, and marketable securities (2)				(260)
Total cash, cash equivalents, and marketable securities				$96,049

	December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,666	$—	$—	$10,666
Level 1 securities:
Money market funds	27,899	—	—	27,899
Equity securities (1)(3)				3,709
Level 2 securities:
Foreign government and agency securities	537	—	(2)	535
U.S. government and agency securities	2,301	—	(155)	2,146
Corporate debt securities	23,111	—	(484)	22,627
Asset-backed securities	2,721	—	(149)	2,572
Other fixed income securities	249	—	(12)	237
	$67,484	$—	$(802)	$70,391
Less: Restricted cash, cash equivalents, and marketable securities (2)				(365)
Total cash, cash equivalents, and marketable securities				$70,026
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $448 million, $11.6 billion, and $(13.6) billion for the years ended December 31, 2020, 2021, and 2022.
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
(3)Our equity investment in Rivian had a fair value of $15.6 billion and $2.9 billion as of December 31, 2021 and December 31, 2022, respectively. The investment was subject to regulatory sales restrictions resulting in a discount for lack of marketability of approximately $800 million as of December 31, 2021, which expired in Q1 2022.
The following table summarizes gross gains and gross losses realized on sales of marketable fixed income securities (in millions):

	Year Ended December 31,
	2020	2021	2022
Realized gains	$92	$85	$43
Realized losses	56	38	341
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of December 31, 2022 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$46,854	$46,782
Due after one year through five years	7,622	7,047
Due after five years through ten years	602	565
Due after ten years	1,740	1,622
Total	$56,818	$56,016
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

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2021	December 31, 2022
Cash and cash equivalents	$36,220	$53,888
Restricted cash included in accounts receivable, net and other	242	358
Restricted cash included in other assets	15	7
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$36,477	$54,253
Note 3 — PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2021	2022
Gross property and equipment (1):
Land and buildings	$81,104	$91,650
Equipment	128,683	157,458
Other assets	4,118	4,602
Construction in progress	24,895	30,020
Gross property and equipment	238,800	283,730
Total accumulated depreciation and amortization (1)	78,519	97,015
Total property and equipment, net	$160,281	$186,715
__________________
(1)Includes the original cost and accumulated depreciation of fully-depreciated assets.
Depreciation and amortization expense on property and equipment was $16.2 billion, $22.9 billion, and $24.9 billion which includes amortization of property and equipment acquired under finance leases of $8.5 billion, $9.9 billion, and $6.1 billion for 2020, 2021, and 2022.

Note 4 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment, delivery, office, data center, physical store, and sortation facilities as well as server and networking equipment, vehicles, and aircraft. Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $72.2 billion and $68.0 billion as of December 31, 2021 and 2022. Accumulated amortization associated with finance leases was $43.4 billion and $45.2 billion as of December 31, 2021 and 2022.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Operating lease cost	$5,019	$7,199	$8,847
Finance lease cost:
Amortization of lease assets	8,452	9,857	6,097
Interest on lease liabilities	617	473	361
Finance lease cost	9,069	10,330	6,458
Variable lease cost	1,238	1,556	1,852
Total lease cost	$15,326	$19,085	$17,157
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2021	December 31, 2022

Weighted-average remaining lease term – operating leases	11.3 years	11.6 years
Weighted-average remaining lease term – finance leases	8.1 years	10.3 years
Weighted-average discount rate – operating leases	2.2%	2.8%
Weighted-average discount rate – finance leases	2.0%	2.3%
Our lease liabilities were as follows (in millions):

	December 31, 2021
	Operating Leases	Finance Leases	Total

Gross lease liabilities	$66,269	$25,866	$92,135
Less: imputed interest	(7,939)	(2,113)	(10,052)
Present value of lease liabilities	58,330	23,753	82,083
Less: current portion of lease liabilities	(6,349)	(8,083)	(14,432)
Total long-term lease liabilities	$51,981	$15,670	$67,651

	December 31, 2022
	Operating Leases	Finance Leases	Total

Gross lease liabilities	$81,273	$18,019	$99,292
Less: imputed interest	(12,233)	(2,236)	(14,469)
Present value of lease liabilities	69,040	15,783	84,823
Less: current portion of lease liabilities	(7,458)	(4,397)	(11,855)
Total long-term lease liabilities	$61,582	$11,386	$72,968

Note 5 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2020 Acquisition Activity
During 2020, we acquired certain companies for an aggregate purchase price of $1.2 billion, net of cash acquired, of which $1.1 billion was capitalized to in-process research and development intangible assets (“IPR&D”).
2021 Acquisition Activity
During 2021, we acquired certain companies for an aggregate purchase price of $496 million, net of cash acquired.
2022 Acquisition Activity
On March 17, 2022, we acquired MGM Holdings Inc., for cash consideration of approximately $6.1 billion, net of cash acquired, to provide more digital media content options for customers. We also assumed $2.5 billion of debt, which we repaid immediately after closing. The acquired assets primarily consist of $3.4 billion of video content and $4.9 billion of goodwill.
During 2022, we also acquired certain other companies for an aggregate purchase price of $141 million, net of cash acquired.
Pro forma results of operations have not been presented because the effects of the 2022 acquisitions, individually and in the aggregate, were not material to our consolidated results of operations. Acquisition-related costs were expensed as incurred and were not significant.
Goodwill
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of the acquired companies is generally not deductible for tax purposes. The following summarizes our goodwill activity in 2021 and 2022 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2021	$12,527	$1,288	$1,202	$15,017
New acquisitions	230	60	76	366
Other adjustments (1)	1	(21)	8	(12)
Goodwill - December 31, 2021	12,758	1,327	1,286	15,371
New acquisitions	3,943	1,054	—	4,997
Other adjustments (1)	(80)	30	(30)	(80)
Goodwill - December 31, 2022	$16,621	$2,411	$1,256	$20,288
 ___________________
(1)Primarily includes changes in foreign exchange rates.

Intangible Assets
Acquired identifiable intangible assets are valued primarily by using discounted cash flows. These assets are included within “Other assets” on our consolidated balance sheets and consist of the following (in millions):

	December 31,
	2021			2022
	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Weighted Average Life Remaining
Finite-lived intangible assets (2):
Marketing-related	$2,286	$(548)	$1,738	$2,407	$(601)	$1,806	18.6
Contract-based	2,327	(565)	1,762	3,661	(813)	2,848	12.8
Technology- and content-based	976	(610)	366	883	(643)	240	3.2
Customer-related	197	(103)	94	184	(128)	56	2.2
Total finite-lived intangible assets	$5,786	$(1,826)	$3,960	$7,135	$(2,185)	$4,950	14.4
IPR&D and other (3)	$1,147		$1,147	$1,147		$1,147
Total acquired intangibles	$6,933	$(1,826)	$5,107	$8,282	$(2,185)	$6,097
 ___________________
(1)Excludes the original cost and accumulated amortization of fully-amortized intangibles.
(2)Finite-lived intangible assets, excluding acquired video content, have estimated useful lives of between one and twenty-five years, and are being amortized to operating expenses on a straight-line basis.
(3)Intangible assets acquired in a business combination that are in-process and used in research and development activities are considered indefinite-lived until the completion or abandonment of the research and development efforts. Once the research and development efforts are completed, we determine the useful life and begin amortizing the assets.
Amortization expense for acquired finite-lived intangibles was $509 million, $512 million, and $604 million in 2020, 2021, and 2022. Expected future amortization expense of acquired finite-lived intangible assets as of December 31, 2022 is as follows (in millions):

Year Ended December 31,
2023	$530
2024	456
2025	371
2026	324
2027	314
Thereafter	2,955
$4,950

Note 6 — DEBT
As of December 31, 2022, we had $69.5 billion of unsecured senior notes outstanding (the “Notes”), including $12.8 billion issued in April 2022 and $8.3 billion issued in December 2022 for general corporate purposes, and $1.0 billion of borrowings under our secured revolving credit facility. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2021	December 31, 2022
2012 Notes issuance of $3.0 billion	2022	2.50%	2.66%	1,250	—
2014 Notes issuance of $6.0 billion	2024 - 2044	3.80% - 4.95%	3.90% - 5.12%	4,000	4,000
2017 Notes issuance of $17.0 billion	2023 - 2057	2.40% - 5.20%	2.56% - 4.33%	16,000	16,000
2020 Notes issuance of $10.0 billion	2023 - 2060	0.40% - 2.70%	0.56% - 2.77%	10,000	10,000
2021 Notes issuance of $18.5 billion	2023 - 2061	0.25% - 3.25%	0.35% - 3.31%	18,500	18,500
April 2022 Notes issuance of $12.8 billion	2024 - 2062	2.73% - 4.10%	2.83% - 4.15%	—	12,750
December 2022 Notes issuance of $8.3 billion	2024 - 2032	4.55% - 4.70%	4.61% - 4.83%	—	8,250
Credit Facility				803	1,042
Total face value of long-term debt				50,553	70,542
Unamortized discount and issuance costs, net				(318)	(393)
Less: current portion of long-term debt				(1,491)	(2,999)
Long-term debt				$48,744	$67,150
___________________
(1)The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, and December 2022 Notes were 12.6, 14.2, 16.7, 13.3, 13.3, and 5.9 years as of December 31, 2022. The combined weighted-average remaining life of the Notes was 13.1 years as of December 31, 2022.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $53.3 billion and $61.4 billion as of December 31, 2021 and 2022, which is based on quoted prices for our debt as of those dates.
We have a $1.5 billion secured revolving credit facility with a lender that is secured by certain seller receivables, which we increased from $1.0 billion to $1.5 billion in August 2022 and we may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until August 2025, bears interest based on the daily Secured Overnight Financing Rate plus 1.25%, and has a commitment fee of up to 0.45% on the undrawn portion. There were $803 million and $1.0 billion of borrowings outstanding under the Credit Facility as of December 31, 2021 and 2022, which had an interest rate of 1.5% and 5.6%, respectively. As of December 31, 2021 and 2022, we have pledged $918 million and $1.2 billion of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2021 and 2022.
As of December 31, 2022, future principal payments for our total long-term debt were as follows (in millions):

Year Ended December 31,
2023	$3,000
2024	8,500
2025	5,249
2026	3,543
2027	8,750
Thereafter	41,500
$70,542
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. In March 2022, we increased the size of the Commercial Paper Programs from $10.0 billion to $20.0 billion. There were $725 million and $6.8 billion of borrowings outstanding under the Commercial Paper Programs as of December 31, 2021 and 2022, which were included in “Accrued expenses and other” on our consolidated balance sheets and had a weighted-average effective interest rate, including issuance costs, of 0.08% and 4.47%, respectively. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We have a $10.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), which was amended and restated in March 2022 to increase the borrowing capacity from $7.0 billion to $10.0 billion and to extend the term to March 2025. It may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2021 and 2022.
In November 2022, we entered into a $10.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “Short-Term Credit Agreement”), which matures in November 2023 and may be extended for one additional period of 364 days if approved by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.05% on the undrawn portion. There were no borrowings outstanding under the Short-Term Credit Agreement as of December 31, 2022.
We also utilize other short-term credit facilities for working capital purposes. There were $318 million and $1.2 billion of borrowings outstanding under these facilities as of December 31, 2021 and 2022, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $6.9 billion of unused letters of credit as of December 31, 2022.
In January 2023, we entered into an $8.0 billion unsecured 364-day term loan with a syndicate of lenders (the “Term Loan”), which matures in January 2024 and bears interest at the Secured Overnight Financing Rate specified in the Term Loan plus 0.75%. If we exercise our option to extend the Term Loan’s maturity to January 2025, the interest rate spread will increase from 0.75% to 1.05%. As of the date of this filing, the entire Term Loan is outstanding.

Note 7 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of December 31, 2022 (in millions):

	Year Ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt principal and interest	$5,165	$10,618	$7,146	$5,253	$10,399	$63,815	$102,396
Operating lease liabilities	9,574	8,658	8,024	7,393	6,675	40,949	81,273
Finance lease liabilities, including interest	4,575	2,248	1,422	1,279	1,088	7,407	18,019
Financing obligations, including interest (1)	465	464	456	464	471	6,712	9,032
Leases not yet commenced	1,252	2,043	2,185	2,160	2,152	17,237	27,029
Unconditional purchase obligations (2)	8,156	7,217	5,366	4,525	3,419	6,093	34,776
Other commitments (3)(4)	3,173	1,608	1,027	982	622	8,652	16,064
Total commitments	$32,360	$32,856	$25,626	$22,056	$24,826	$150,865	$288,589
___________________
(1)Includes non-cancellable financing obligations for fulfillment, sortation, and data center facilities. Excluding interest, current financing obligations of $196 million and $266 million are recorded within “Accrued expenses and other” and $6.2 billion and $6.7 billion are recorded within “Other long-term liabilities” as of December 31, 2021 and 2022. The weighted-average remaining term of the financing obligations was 18.8 years and 17.9 years and the weighted-average imputed interest rate was 3.2% and 3.1% as of December 31, 2021 and 2022.
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
(3)Includes asset retirement obligations, liabilities associated with digital media content agreements with initial terms greater than one year, and the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction.
(4)Excludes approximately $4.0 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
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
Suppliers
During 2022, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.
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

Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
In November 2015, Eolas Technologies, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the use of “interactive features” on www.amazon.com, including “search suggestions and search results,” infringes U.S. Patent No. 9,195,507, entitled “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects Within a Hypermedia Document.” The complaint sought a judgment of infringement together with costs and attorneys’ fees. In February 2016, Eolas filed an amended complaint seeking, among other things, an unspecified amount of damages. In February 2017, Eolas alleged in its damages report that in the event of a finding of liability Amazon could be subject to $130 to $250 million in damages. In April 2017, the case was transferred to the United States District Court for the Northern District of California. In May 2022, the district court granted summary judgment holding that the patent is invalid. In June 2022, Eolas filed a notice of appeal. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In May 2018, Rensselaer Polytechnic Institute and CF Dynamic Advances LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that “Alexa Voice Software and Alexa enabled devices” infringe U.S. Patent No. 7,177,798, entitled “Natural Language Interface Using Constrained Intermediate Dictionary of Results.” The complaint seeks an injunction, an unspecified amount of damages, enhanced damages, an ongoing royalty, interest, attorneys’ fees, and costs. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In December 2018, Kove IO, Inc. filed a complaint against Amazon Web Services, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleges, among other things, that Amazon S3 and DynamoDB infringe U.S. Patent Nos. 7,814,170 and 7,103,640, both entitled “Network Distributed Tracking Wire Transfer Protocol”; and 7,233,978, entitled “Method and Apparatus for Managing Location Information in a Network Separate from the Data to Which the Location Information Pertains.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In March 2022, the case was stayed pending resolution of review petitions we filed with the United States Patent and Trademark Office. In November 2022, the stay was lifted. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
Beginning in March 2020, with Frame-Wilson v. Amazon.com, Inc. filed in the United States District Court for the Western District of Washington, private litigants have filed a number of cases in the U.S. and Canada alleging, among other things, price fixing arrangements between Amazon.com, Inc. and vendors and third-party sellers in Amazon’s stores, monopolization and attempted monopolization, and consumer protection and unjust enrichment claims. Attorneys General for the District of Columbia and California brought similar suits in May 2021 and September 2022 in the Superior Court of the District of Columbia and the California Superior Court for the County of San Francisco, respectively. Some of the private cases include allegations of several distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. The complaints seek billions of dollars of alleged actual damages, treble damages, punitive damages, injunctive relief, civil penalties, attorneys’ fees, and costs. In March 2022 and January 2023, Amazon’s motions to dismiss were granted in part and denied in part in Frame-Wilson and De Coster v. Amazon.com, Inc. (WD Wash), respectively; both courts dismissed claims alleging that Amazon’s pricing policies are inherently illegal and denied dismissal of claims alleging that Amazon’s pricing policies are an unlawful restraint of trade. In March 2022, the DC Superior Court dismissed the DC Attorney General’s lawsuit in its entirety; the dismissal is under appeal as of January 2023. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In October 2020, BroadbandiTV, Inc. filed a complaint against Amazon.com, Inc., Amazon.com Services LLC, and Amazon Web Services, Inc. in the United States District Court for the Western District of Texas. The complaint alleges, among other things, that certain Amazon Prime Video features and services infringe U.S. Patent Nos. 9,648,388, 10,546,750, and 10,536,751, each entitled “Video-On-Demand Content Delivery System for Providing Video-On-Demand Services to TV Services Subscribers”; 10,028,026, entitled “System for Addressing On-Demand TV Program Content on TV Services Platform of a Digital TV Services Provider”; and 9,973,825, entitled “Dynamic Adjustment of Electronic Program Guide Displays Based on Viewer Preferences for Minimizing Navigation in VOD Program Selection.” The complaint seeks an unspecified amount of damages. In April 2022, BroadbandiTV alleged in its damages report that, in the event of a finding of liability, Amazon could be subject to $166 to $986 million in damages. In September 2022, the court granted summary judgment, holding that the patents are invalid. In October 2022, BroadbandiTV filed a notice of appeal. We dispute the allegations of wrongdoing and will continue to defend ourselves vigorously in this matter.

In November 2020, the European Commission issued a Statement of Objections alleging that Amazon uses data relating to our marketplace sellers in a manner that infringes EU competition rules. The Statement of Objections sought to impose unspecified fines and remedial actions. In December 2022, the European Commission adopted formal commitments without fines, fully resolving the investigation.
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
In November 2021, Jawbone Innovations, LLC filed a complaint against Amazon.com, Inc. and Amazon.com Services, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that Amazon Echo smart speakers and displays, Fire TV Cube, and Echo Buds infringe U.S. Patent Nos. 7,246,058, entitled “Detecting Voiced and Unvoiced Speech Using Both Acoustic and Nonacoustic Sensors”; 8,019,091, entitled “Voice Activity Detector (VAD)-Based Multiple-Microphone Acoustic Noise Suppression”; 8,280,072, entitled “Microphone Array with Rear Venting”; 8,321,213 and 8,326,611, both entitled “Acoustic Voice Activity Detection (AVAD) for Electronic Systems”; 8,467,543, entitled “Microphone and Voice Activity Detection (VAD) Configurations for Use with Communications Systems”; 8,503,691, entitled “Virtual Microphone Arrays Using Dual Omnidirectional Microphone Array (DOMA)”; 10,779,080, entitled “Dual Omnidirectional Microphone Array (DOMA)”; and 11,122,357, entitled “Forming Virtual Microphone Arrays Using Dual Omnidirectional Microphone Array (DOMA).” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In November 2022, the case was transferred to the United States District Court for the Northern District of California. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In December 2021, the Italian Competition Authority (the “ICA”) issued a decision against Amazon Services Europe S.à r.l., Amazon Europe Core S.à r.l., Amazon EU S.à r.l., Amazon Italia Services S.r.l., and Amazon Italia Logistica S.r.l. claiming that certain of our marketplace and logistics practices in Italy infringe EU competition rules. The decision imposes remedial actions and a fine of €1.13 billion, which we are paying and will seek to recover pending conclusion of all appeals. We believe the ICA’s decision to be without merit and intend to defend ourselves vigorously in this matter.
In July 2022, Acceleration Bay, LLC filed a complaint against Amazon Web Services, Inc. in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon EC2, Amazon CloudFront, AWS Lambda, Amazon Lumberyard, Luna, Amazon Prime Video, Twitch, Amazon GameLift, GridMate, Amazon EKS, AWS App Mesh, and Amazon VPC infringe U.S. Patent Nos. 6,701,344, entitled “Distributed Game Environment”; 6,714,966, entitled “Information Delivery Service”; 6,732,147, entitled “Leaving a Broadcast Channel”; 6,829,634, entitled “Broadcasting Network”; and 6,910,069, entitled “Joining a Broadcast Channel.” The complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, interest, attorneys’ fees, and costs. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In November 2022, LightGuide, Inc. filed a complaint against Amazon.com, Inc. and Amazon.com Services LLC in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that Amazon’s Nike Intent Detection System used in certain fulfillment centers infringes U.S. Patent Nos. 7,515,981, entitled “Light Guided Assembly System”; and 9,658,614 and 10,528,036, each entitled “Light Guided Assembly System and Method.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.4 billion, 10.5 billion, and 10.6 billion, as of December 31, 2020, 2021, and 2022. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration, which replaced the previous $5.0 billion stock repurchase authorization, approved by the Board of Directors in February 2016. We repurchased 46.2 million shares of our common stock for $6.0 billion in 2022 under these programs. There were no repurchases of common stock in 2020 or 2021. As of December 31, 2022, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years.
Stock Award Activity
Stock-based compensation expense is as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Cost of sales	$283	$540	$757
Fulfillment	1,357	1,946	2,745
Technology and content	5,061	6,645	10,621
Sales and marketing	1,710	2,530	3,875
General and administrative	797	1,096	1,623
Total stock-based compensation expense (1)	$9,208	$12,757	$19,621
___________________
(1)The related tax benefits were $1.9 billion, $2.7 billion, and $4.3 billion for 2020, 2021, and 2022.
The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2020	286.7	$73
Units granted	158.6	119
Units vested	(115.5)	62
Units forfeited	(26.5)	82
Outstanding as of December 31, 2020	303.3	100
Units granted	127.3	167
Units vested	(108.4)	85
Units forfeited	(42.3)	116
Outstanding as of December 31, 2021	279.9	134
Units granted	262.8	142
Units vested	(113.3)	114
Units forfeited	(45.0)	143
Outstanding as of December 31, 2022	384.4	144

Scheduled vesting for outstanding restricted stock units as of December 31, 2022, is as follows (in millions):

	Year Ended
	2023	2024	2025	2026	2027	Thereafter	Total
Scheduled vesting — restricted stock units	140.8	136.6	67.3	35.8	1.7	2.2	384.4
As of December 31, 2022, there was $23.8 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2020, 2021, and 2022 was 26.7%, 26.5%, and 26.5%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
During 2020, 2021, and 2022, the fair value of restricted stock units that vested was $15.5 billion, $18.2 billion, and $12.8 billion.
Common Stock Available for Future Issuance
As of December 31, 2022, common stock available for future issuance to employees is 1.7 billion shares.
Note 9 — INCOME TAXES
In 2020, 2021, and 2022, we recorded net tax provision (benefit) of $2.9 billion, $4.8 billion, and $(3.2) billion. Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. Cash taxes paid, net of refunds, were $1.7 billion, $3.7 billion, and $6.0 billion for 2020, 2021, and 2022.
Certain foreign subsidiary earnings and losses are subject to current U.S. taxation and the subsequent repatriation of those earnings is not subject to tax in the U.S. The U.S. tax rules also provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. Our federal tax provision included a partial election for 2020 and 2021, and a full election for 2022. Effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes.
The components of the provision (benefit) for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
U.S. Federal:
Current	$1,835	$2,129	$2,175
Deferred	(151)	155	(6,686)
Total	1,684	2,284	(4,511)
U.S. State:
Current	626	763	1,074
Deferred	(190)	(178)	(1,302)
Total	436	585	(228)
International:
Current	956	2,209	1,682
Deferred	(213)	(287)	(160)
Total	743	1,922	1,522
Provision (benefit) for income taxes, net	$2,863	$4,791	$(3,217)
U.S. and international components of income (loss) before income taxes are as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
U.S.	$20,219	$35,879	$(8,225)
International	3,959	2,272	2,289
Income (loss) before income taxes	$24,178	$38,151	$(5,936)

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Income taxes computed at the federal statutory rate	$5,078	$8,012	$(1,246)
Effect of:
Tax impact of foreign earnings and losses	(538)	(1,349)	(370)
State taxes, net of federal benefits	343	465	(173)
Tax credits	(639)	(1,136)	(1,006)
Stock-based compensation (1)	(1,107)	(1,094)	612
Foreign income deduction (2)	(372)	(301)	(1,258)
Other, net	98	194	224
Total	$2,863	$4,791	$(3,217)
___________________
(1)Includes non-deductible stock-based compensation and excess tax benefits or shortfalls from stock-based compensation. Our tax provision includes $1.8 billion and $1.9 billion of excess tax benefits from stock-based compensation for 2020 and 2021, and a $33 million tax shortfall from stock-based compensation for 2022.
(2)U.S. companies are eligible for a deduction that lowers the effective tax rate on certain foreign income. This regime is referred to as the Foreign-Derived Intangible Income deduction.
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
We generated an income tax benefit in 2022 as compared to a provision for income taxes in 2021 primarily due to a decrease in pretax income and an increase in the foreign income deduction. This was partially offset by a reduction in excess tax benefits from stock-based compensation and a decrease in the tax impact of foreign earnings and losses driven by a decline in the favorable effects of corporate restructuring transactions. The foreign income deduction benefit recognized in 2022 reflects a change in our application of tax regulations related to the computation of qualifying foreign income and includes an income tax benefit of approximately $655 million related to years prior to 2022.
We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.

Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2021	2022
Deferred tax assets (1):
Loss carryforwards U.S. - Federal/States	228	386
Loss carryforwards - Foreign	2,417	2,831
Accrued liabilities, reserves, and other expenses	2,821	3,280
Stock-based compensation	2,738	4,295
Depreciation and amortization	941	1,009
Operating lease liabilities	15,399	18,285
Capitalized research and development	—	6,824
Other items	603	1,023
Tax credits	626	950
Total gross deferred tax assets	25,773	38,883
Less valuation allowances (2)	(3,596)	(4,374)
Deferred tax assets, net of valuation allowances	22,177	34,509
Deferred tax liabilities:
Depreciation and amortization	(3,562)	(9,039)
Operating lease assets	(14,422)	(17,140)
Assets held for investment	(4,019)	—
Other items	(668)	(817)
Net deferred tax assets (liabilities), net of valuation allowances	$(494)	$7,513
 ___________________
(1)Deferred tax assets are presented after tax effects and net of tax contingencies.
(2)Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions or future capital gains, as well as tax credits.
Our valuation allowances primarily relate to foreign deferred tax assets, including substantially all of our foreign net operating loss carryforwards as of December 31, 2022. Our foreign net operating loss carryforwards for income tax purposes as of December 31, 2022 were approximately $10.4 billion before tax effects and certain of these amounts are subject to annual limitations under applicable tax law. If not utilized, a portion of these losses will begin to expire in 2023.
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

The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2020	2021	2022
Gross tax contingencies – January 1	$3,923	$2,820	$3,242
Gross increases to tax positions in prior periods	88	403	274
Gross decreases to tax positions in prior periods	(465)	(354)	(172)
Gross increases to current period tax positions	507	507	706
Settlements with tax authorities	(1,207)	(60)	(20)
Lapse of statute of limitations	(26)	(74)	(28)
Gross tax contingencies – December 31 (1)	$2,820	$3,242	$4,002
 ___________________
(1)As of December 31, 2022, we had approximately $4.0 billion of accrued tax contingencies of which $2.2 billion, if fully recognized, would decrease our effective tax rate.
As of December 31, 2021 and 2022, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $110 million and $103 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2020, 2021, and 2022 were $(48) million, $28 million, and $(7) million.
We are under examination, or may be subject to examination, by the Internal Revenue Service for the calendar year 2016 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods.
We are also subject to taxation in various states and other foreign jurisdictions including China, France, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2011 and thereafter. We are currently disputing tax assessments in multiple jurisdictions, including with respect to the allocation and characterization of income.
In September 2022, the Luxembourg Tax Authority (“LTA”) denied the tax basis of certain intangible assets that we distributed from Luxembourg to the U.S. in 2021. We believe the LTA’s position is without merit and intend to defend ourselves vigorously in this matter.
In February 2023, we received a decision by the Indian Tax Authority (“ITA”) that tax applies to cloud services fees paid to the U.S. We will need to remit taxes on the services in question, including for a portion of prior years, until this matter is resolved, which payments could be significant in the aggregate. We believe the ITA’s decision is without merit, we intend to defend our position vigorously, and we expect to recoup taxes paid. If this matter is adversely resolved, we would reflect significant additional tax expense, including for taxes previously paid.
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
Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
North America
Net sales	$236,282	$279,833	$315,880
Operating expenses	227,631	272,562	318,727
Operating income (loss)	$8,651	$7,271	$(2,847)
International
Net sales	$104,412	$127,787	$118,007
Operating expenses	103,695	128,711	125,753
Operating income (loss)	$717	$(924)	$(7,746)
AWS
Net sales	$45,370	$62,202	$80,096
Operating expenses	31,839	43,670	57,255
Operating income	$13,531	$18,532	$22,841
Consolidated
Net sales	$386,064	$469,822	$513,983
Operating expenses	363,165	444,943	501,735
Operating income	22,899	24,879	12,248
Total non-operating income (expense)	1,279	13,272	(18,184)
Benefit (provision) for income taxes	(2,863)	(4,791)	3,217
Equity-method investment activity, net of tax	16	4	(3)
Net income (loss)	$21,331	$33,364	$(2,722)

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Net Sales:
Online stores (1)	$197,346	$222,075	$220,004
Physical stores (2)	16,227	17,075	18,963
Third-party seller services (3)	80,461	103,366	117,716
Subscription services (4)	25,207	31,768	35,218
Advertising services (5)	19,773	31,160	37,739
AWS	45,370	62,202	80,096
Other (6)	1,680	2,176	4,247
Consolidated	$386,064	$469,822	$513,983
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
Net sales are attributed to countries primarily based on country-focused online and physical stores or, for AWS purposes, the selling entity. Net sales attributed to countries that represent a significant portion of consolidated net sales are as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
United States	$263,520	$314,006	$356,113
Germany	29,565	37,326	33,598
United Kingdom	26,483	31,914	30,074
Japan	20,461	23,071	24,396
Rest of world	46,035	63,505	69,802
Consolidated	$386,064	$469,822	$513,983

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

	December 31,
	2020	2021	2022
North America (1)	$108,405	$161,255	$185,268
International (1)	42,212	57,983	64,666
AWS (2)	47,574	63,835	88,491
Corporate	123,004	137,476	124,250
Consolidated	$321,195	$420,549	$462,675
___________________
(1)North America and International segment assets primarily consist of property and equipment, operating leases, inventory, and accounts receivable.
(2)AWS segment assets primarily consist of property and equipment and accounts receivable.
Property and equipment, net by segment is as follows (in millions):

	December 31,
	2020	2021	2022
North America	$54,912	$83,640	$90,076
International	15,375	21,718	23,347
AWS	32,151	43,245	60,324
Corporate	10,676	11,678	12,968
Consolidated	$113,114	$160,281	$186,715
Total net additions to property and equipment by segment are as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
North America (1)	$29,889	$37,397	$23,682
International (1)	8,072	10,259	6,711
AWS (2)	16,530	22,047	27,755
Corporate	3,485	2,622	2,688
Consolidated	$57,976	$72,325	$60,836
___________________
(1)Includes property and equipment added under finance leases of $5.6 billion, $3.6 billion, and $422 million in 2020, 2021, and 2022, and under build-to-suit lease arrangements of $2.7 billion, $5.6 billion, and $3.2 billion in 2020, 2021, and 2022.
(2)Includes property and equipment added under finance leases of $7.7 billion, $3.5 billion, and $253 million in 2020, 2021, and 2022, and under build-to-suit lease arrangements of $130 million, $51 million, and $20 million in 2020, 2021, and 2022.
U.S. property and equipment, net and operating leases were $109.5 billion, $155.0 billion, and $180.0 billion, as of December 31, 2020, 2021, and 2022, and non-U.S. property and equipment, net and operating leases were $41.2 billion, $61.3 billion, and $72.9 billion as of December 31, 2020, 2021, and 2022. Except for the U.S., property and equipment, net and operating leases in any single country were less than 10% of consolidated property and equipment, net and operating leases.
Depreciation and amortization expense on property and equipment, including corporate property and equipment, are allocated to all segments based on usage. Total depreciation and amortization expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
North America	$6,421	$9,234	$11,565
International	2,215	3,022	3,483
AWS	7,603	10,653	9,876
Consolidated	$16,239	$22,909	$24,924

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control Over Financial Reporting
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amazon.com, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and our report dated February 2, 2023 expressed an unqualified opinion thereon.
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
February 2, 2023

Item 9B.	Other Information
Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Information About Our Executive Officers.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and, to the extent applicable, compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at amazon.com/ir.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2022
Consolidated Statements of Operations for each of the three years ended December 31, 2022
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2022
Consolidated Balance Sheets as of December 31, 2021 and 2022
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2022
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
(2) Index to Financial Statement Schedules:
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.
(3) Index to Exhibits
See exhibits listed under Part (b) below.
(b) Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 27, 2022).

3.2	Amended and Restated Bylaws of Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 6, 2023).

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

4.3
Officers’ Certificate of Amazon.com, Inc., dated as of December 5, 2014, containing Form of 2.600% Note due 2019, Form of 3.300% Note due 2021, Form of 3.800% Note due 2024, Form of 4.800% Note due 2034, and Form of 4.950% Note due 2044 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 5, 2014).

4.4
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

4.7
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

4.8
Officers’ Certificate of Amazon.com, Inc., dated as of December 1, 2022, containing Form of 4.700% Note due 2024, Form of 4.600% Note due 2025, Form of 4.550% Note due 2027, Form of 4.650% Note due 2029, and Form of 4.700% Note due 2032 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 1, 2022).

4.9	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2019).

10.1†	1997 Stock Incentive Plan (amended and restated) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2022).

10.2†	1999 Nonofficer Employee Stock Option Plan (amended and restated) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2022).

10.3†
Form of Indemnification Agreement between Amazon.com, Inc. and each of its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997, as amended on April 21, 1997).

10.4†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.5†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.6†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001).

10.7†	Form of Global Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2021).

10.8
Amended and Restated Credit Agreement, dated as of March 29, 2022, among Amazon.com, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022).

10.9
364-Day Revolving Credit Agreement, dated as of November 18, 2022, among Amazon.com, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 18, 2022).

10.10
Term Loan Agreement, dated as of January 3, 2023, among Amazon.com, Inc., Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 3, 2023).

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

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
__________________
†    Executive Compensation Plan or Agreement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 2, 2023.

AMAZON.COM, INC.

By:	/s/ Andrew R. Jassy
Andrew R. Jassy
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 2, 2023.

Signature	Title

/s/ Andrew R. Jassy
Andrew R. Jassy	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Brian T. Olsavsky
Brian T. Olsavsky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelley L. Reynolds
Shelley L. Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/s/ Jeffrey P. Bezos
Jeffrey P. Bezos	Executive Chair

/s/ Keith B. Alexander
Keith B. Alexander	Director

/s/ Edith W. Cooper
Edith W. Cooper	Director

/s/ Jamie S. Gorelick
Jamie S. Gorelick	Director

/s/ Daniel P. Huttenlocher
Daniel P. Huttenlocher	Director

/s/ Judith A. McGrath
Judith A. McGrath	Director

/s/ Indra K. Nooyi
Indra K. Nooyi	Director

/s/ Jonathan J. Rubinstein
Jonathan J. Rubinstein	Director

/s/ Patricia Q. Stonesifer
Patricia Q. Stonesifer	Director

/s/ Wendell P. Weeks
Wendell P. Weeks	Director