Form 10-Q
period 2023-03-31
AMAZON COM INC
filed 2023-04-28
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,260,353,688 shares of common stock, par value $0.01 per share, outstanding as of April 19, 2023

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2023	2022	2023
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$36,477	$54,253	$34,155	$36,599
OPERATING ACTIVITIES:
Net income (loss)	(3,844)	3,172	21,413	4,294
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	9,193	11,123	36,088	43,851
Stock-based compensation	3,250	4,748	13,701	21,119
Other expense (income), net	8,689	534	(4,161)	8,811
Deferred income taxes	(2,001)	(472)	(4,014)	(6,619)
Changes in operating assets and liabilities:
Inventories	(2,614)	371	(11,797)	393
Accounts receivable, net and other	(1,516)	1,521	(17,424)	(18,860)
Accounts payable	(9,380)	(11,264)	2,488	1,061
Accrued expenses and other	(5,903)	(5,763)	280	(1,418)
Unearned revenue	1,336	818	2,750	1,698
Net cash provided by (used in) operating activities	(2,790)	4,788	39,324	54,330
INVESTING ACTIVITIES:
Purchases of property and equipment	(14,951)	(14,207)	(63,922)	(62,901)
Proceeds from property and equipment sales and incentives	1,209	1,137	5,971	5,252
Acquisitions, net of cash acquired, and other	(6,341)	(3,513)	(7,696)	(5,488)
Sales and maturities of marketable securities	22,753	1,115	64,311	9,963
Purchases of marketable securities	(1,764)	(338)	(47,246)	(1,139)
Net cash provided by (used in) investing activities	906	(15,806)	(48,582)	(54,313)
FINANCING ACTIVITIES:
Common stock repurchased	(2,666)	—	(2,666)	(3,334)
Proceeds from short-term debt, and other	13,743	12,780	19,773	40,590
Repayments of short-term debt, and other	(6,231)	(3,603)	(11,983)	(34,926)
Proceeds from long-term debt	—	—	18,892	21,166
Repayments of long-term debt	—	(1,386)	(1,551)	(2,644)
Principal repayments of finance leases	(2,777)	(1,380)	(10,534)	(6,544)
Principal repayments of financing obligations	(79)	(57)	(174)	(226)
Net cash provided by (used in) financing activities	1,990	6,354	11,757	14,082
Foreign currency effect on cash, cash equivalents, and restricted cash	16	145	(55)	(964)
Net increase (decrease) in cash, cash equivalents, and restricted cash	122	(4,519)	2,444	13,135
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$36,599	$49,734	$36,599	$49,734
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2023
Net product sales	$56,455	$56,981
Net service sales	59,989	70,377
Total net sales	116,444	127,358
Operating expenses:
Cost of sales	66,499	67,791
Fulfillment	20,271	20,905
Technology and content	14,842	20,450
Sales and marketing	8,320	10,172
General and administrative	2,594	3,043
Other operating expense (income), net	249	223
Total operating expenses	112,775	122,584
Operating income	3,669	4,774
Interest income	108	611
Interest expense	(472)	(823)
Other income (expense), net	(8,570)	(443)
Total non-operating expense	(8,934)	(655)
Income (loss) before income taxes	(5,265)	4,119
Benefit (provision) for income taxes	1,422	(948)
Equity-method investment activity, net of tax	(1)	1
Net income (loss)	$(3,844)	$3,172
Basic earnings per share	$(0.38)	$0.31
Diluted earnings per share	$(0.38)	$0.31
Weighted-average shares used in computation of earnings per share:
Basic	10,171	10,250
Diluted	10,171	10,347
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2023
Net income (loss)	$(3,844)	$3,172
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(16) and $(10)	(333)	386
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $1 and $(29)	(662)	95
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0 and $(10)	6	33
Net unrealized gains (losses) on available-for-sale debt securities	(656)	128
Total other comprehensive income (loss)	(989)	514
Comprehensive income (loss)	$(4,833)	$3,686
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2022	March 31, 2023
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,888	$49,343
Marketable securities	16,138	15,062
Inventories	34,405	34,170
Accounts receivable, net and other	42,360	37,646
Total current assets	146,791	136,221
Property and equipment, net	186,715	190,754
Operating leases	66,123	68,262
Goodwill	20,288	22,749
Other assets	42,758	46,392
Total assets	$462,675	$464,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,600	$66,907
Accrued expenses and other	62,566	66,382
Unearned revenue	13,227	14,281
Total current liabilities	155,393	147,570
Long-term lease liabilities	72,968	74,267
Long-term debt	67,150	67,084
Other long-term liabilities	21,121	20,931
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 10,757 and 10,773 shares issued; 10,242 and 10,258 shares outstanding)	108	108
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	75,066	79,863
Accumulated other comprehensive income (loss)	(4,487)	(3,973)
Retained earnings	83,193	86,365
Total stockholders’ equity	146,043	154,526
Total liabilities and stockholders’ equity	$462,675	$464,378
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2023 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2022 Annual Report on Form 10-K.
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
For the three months ended March 31, 2023, we recorded approximately $470 million of estimated severance costs primarily related to planned role eliminations. These charges were recorded primarily in “Sales and marketing,” “Technology and content,” and “General and administrative” on our consolidated statements of operations and included approximately $270 million recorded within our AWS segment.
For the three months ended March 31, 2022 and 2023, we recorded approximately $190 million and $180 million of impairments of property and equipment and operating leases primarily related to physical stores in Q1 2022 and fulfillment network facilities in Q1 2023. These charges were recorded in “Other operating expense (income), net” on our consolidated statements of operations and primarily impacted our North America segment.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2023	2022	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt	$279	$402	$1,101	$1,684
Cash paid for operating leases	2,367	2,467	7,449	8,733
Cash paid for interest on finance leases	107	81	471	348
Cash paid for interest on financing obligations	58	59	178	208
Cash paid for income taxes, net of refunds	453	619	3,340	6,201
Assets acquired under operating leases	2,175	3,626	24,008	20,251
Property and equipment acquired under finance leases, net of remeasurements and modifications	166	8	5,160	517
Property and equipment recognized during the construction period of build-to-suit lease arrangements	1,365	131	6,324	1,953
Property and equipment derecognized after the construction period of build-to-suit lease arrangements, with the associated leases recognized as operating	33	720	263	5,845
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2022	2023
Shares used in computation of basic earnings per share	10,171	10,250
Total dilutive effect of outstanding stock awards	—	97
Shares used in computation of diluted earnings per share	10,171	10,347
Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Three Months Ended March 31,
	2022	2023
Marketable equity securities valuation gains (losses)	$(8,245)	$(480)
Equity warrant valuation gains (losses)	(312)	59
Upward adjustments relating to equity investments in private companies	7	16
Foreign currency gains (losses)	14	70
Other, net	(34)	(108)
Total other income (expense), net	(8,570)	(443)
Included in other income (expense), net is a marketable equity securities valuation gain (loss) of $(7.6) billion and $(467) million in Q1 2022 and Q1 2023, from our equity investment in Rivian Automotive, Inc. (“Rivian”). Our investment in Rivian’s preferred stock was accounted for at cost, with adjustments for observable changes in prices or impairments, prior to Rivian’s initial public offering in November 2021, which resulted in the conversion of our preferred stock to Class A common stock. As of March 31, 2023, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 17% ownership interest, and an approximate 16% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles, and one of our employees serving on Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, which is included in “Marketable securities” on our consolidated balance sheets, and had a fair value of $2.9 billion and

$2.5 billion as of December 31, 2022 and March 31, 2023. The investment was subject to regulatory sales restrictions resulting in a discount for lack of marketability of approximately $800 million as of December 31, 2021, which expired in Q1 2022.
Required summarized financial information of Rivian as disclosed in its most recent SEC filings is as follows (in millions):

	Year Ended December 31, 2021	Year Ended December 31, 2022
Revenues	$55	$1,658
Gross profit	(465)	(3,123)
Loss from operations	(4,220)	(6,856)
Net loss	(4,688)	(6,752)
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $2.8 billion as of December 31, 2022 and March 31, 2023.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, vendors, and sellers. As of December 31, 2022 and March 31, 2023, customer receivables, net, were $26.6 billion and $24.3 billion, vendor receivables, net, were $6.9 billion and $5.0 billion, and seller receivables, net, were $1.3 billion and $1.2 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $1.4 billion as of December 31, 2022 and March 31, 2023.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2022 and March 31, 2023 were $16.7 billion and $17.4 billion. The weighted average remaining life of our capitalized video content is 3.5 years. Total video and music expense was $3.5 billion and $4.0 billion in Q1 2022 and Q1 2023.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2022 was $16.1 billion, of which $5.3 billion was recognized as revenue during the three months ended March 31, 2023. Included in “Other long-term liabilities” on our consolidated balance sheets was $2.9 billion and $2.8 billion of unearned revenue as of December 31, 2022 and March 31, 2023.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $122.0 billion as of March 31, 2023. The weighted-average remaining life of our long-term contracts is 3.9 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Acquisition Activity
On February 22, 2023, we acquired 1Life Healthcare, Inc. (“One Medical”), for cash consideration of approximately $3.5 billion, net of cash acquired, to provide health care options for customers. The acquired assets primarily consist of $1.3 billion of intangible assets and $2.5 billion of goodwill, which is allocated to our North America segment. The valuation of certain assets and liabilities is preliminary and subject to change.
Pro forma results of operations have not been presented because the effects of the One Medical acquisition were not material to our consolidated results of operations. Acquisition-related costs were expensed as incurred and were not significant.

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2022 and March 31, 2023, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2022 and March 31, 2023.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2022	March 31, 2023
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,666	$10,968	$—	$—	$10,968
Level 1 securities:
Money market funds	27,899	35,861	—	—	35,861
Equity securities (1)	3,709				3,231
Level 2 securities:
Foreign government and agency securities	535	28	—	(1)	27
U.S. government and agency securities	2,146	2,341	1	(124)	2,218
Corporate debt securities	22,627	10,193	—	(384)	9,809
Asset-backed securities	2,572	2,572	—	(118)	2,454
Other fixed income securities	237	237	—	(9)	228
	$70,391	$62,200	$1	$(636)	$64,796
Less: Restricted cash, cash equivalents, and marketable securities (2)	(365)				(391)
Total cash, cash equivalents, and marketable securities	$70,026				$64,405
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $(8.1) billion and $(479) million in Q1 2022 and Q1 2023.
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
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable fixed income securities as of March 31, 2023 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$41,857	$41,801
Due after one year through five years	7,130	6,675
Due after five years through ten years	594	562
Due after ten years	1,651	1,559
Total	$51,232	$50,597
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2022 and March 31, 2023, these warrants had a fair value of $2.1 billion and $2.0 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are primarily classified as Level 2 assets.
As of December 31, 2022 and March 31, 2023, equity investments not accounted for under the equity-method and without readily determinable fair values had a carrying value of $715 million and $707 million, and are recorded within “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2022	March 31, 2023
Cash and cash equivalents	$53,888	$49,343
Restricted cash included in accounts receivable, net and other	358	377
Restricted cash included in other assets	7	14
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$54,253	$49,734
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, office, data center, and physical store facilities as well as server and networking equipment, vehicles, and aircraft. Gross assets acquired under finance leases, inclusive of those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $68.0 billion and $66.5 billion as of December 31, 2022 and March 31, 2023. Accumulated amortization associated with finance leases was $45.2 billion as of December 31, 2022 and March 31, 2023.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended March 31,
	2022	2023
Operating lease cost	$2,103	$2,512
Finance lease cost:
Amortization of lease assets	1,560	1,546
Interest on lease liabilities	103	80
Finance lease cost	1,663	1,626
Variable lease cost	469	518
Total lease cost	$4,235	$4,656
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2022	March 31, 2023
Weighted-average remaining lease term – operating leases	11.6 years	11.5 years
Weighted-average remaining lease term – finance leases	10.3 years	10.8 years
Weighted-average discount rate – operating leases	2.8%	3.0%
Weighted-average discount rate – finance leases	2.3%	2.4%

Our lease liabilities were as follows (in millions):

	December 31, 2022
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$81,273	$18,019	$99,292
Less: imputed interest	(12,233)	(2,236)	(14,469)
Present value of lease liabilities	69,040	15,783	84,823
Less: current portion of lease liabilities	(7,458)	(4,397)	(11,855)
Total long-term lease liabilities	$61,582	$11,386	$72,968

	March 31, 2023
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$84,468	$16,511	$100,979
Less: imputed interest	(13,220)	(2,064)	(15,284)
Present value of lease liabilities	71,248	14,447	85,695
Less: current portion of lease liabilities	(7,752)	(3,676)	(11,428)
Total long-term lease liabilities	$63,496	$10,771	$74,267
Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of March 31, 2023 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt principal and interest	$3,882	$10,615	$7,203	$5,123	$10,399	$63,814	$101,036
Operating lease liabilities	7,604	9,207	8,560	7,878	7,148	44,071	84,468
Finance lease liabilities, including interest	3,073	2,230	1,425	1,284	1,101	7,398	16,511
Financing obligations, including interest (1)	349	464	457	464	471	6,712	8,917
Leases not yet commenced	1,025	2,048	2,048	2,019	2,056	17,173	26,369
Unconditional purchase obligations (2)	6,300	7,392	5,603	4,738	3,530	6,098	33,661
Other commitments (3)(4)	2,827	1,930	1,199	1,062	854	8,136	16,008
Total commitments	$25,060	$33,886	$26,495	$22,568	$25,559	$153,402	$286,970
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $266 million and $268 million are recorded within “Accrued expenses and other” and $6.7 billion and $6.6 billion are recorded within “Other long-term liabilities” as of December 31, 2022 and March 31, 2023. The weighted-average remaining term of the financing obligations was 17.9 years and 17.7 years and the weighted-average imputed interest rate was 3.1% as of December 31, 2022 and March 31, 2023.
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
(4)Excludes approximately $4.2 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2022 Annual Report on Form 10-K, as supplemented by the following:
In May 2018, Rensselaer Polytechnic Institute and CF Dynamic Advances LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that “Alexa Voice Software and Alexa enabled devices” infringe U.S. Patent No. 7,177,798, entitled “Natural Language Interface Using Constrained Intermediate Dictionary of Results.” The complaint seeks an injunction, an unspecified amount of damages, enhanced damages, an ongoing royalty, interest, attorneys’ fees, and costs. In March 2023, the plaintiffs alleged in their damages report that in the event of a finding of liability Amazon could be subject to $140 million to $267 million in damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
Beginning in March 2020, with Frame-Wilson v. Amazon.com, Inc. filed in the United States District Court for the Western District of Washington (“W.D. Wash.”), private litigants have filed a number of cases in the U.S. and Canada alleging, among other things, price fixing arrangements between Amazon.com, Inc. and vendors and third-party sellers in Amazon’s stores, monopolization and attempted monopolization, and consumer protection and unjust enrichment claims. Attorneys General for the District of Columbia and California brought similar suits in May 2021 and September 2022 in the Superior Court of the District of Columbia and the California Superior Court for the County of San Francisco, respectively. Some of the private cases include allegations of several distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. The complaints seek billions of dollars of alleged actual damages, treble damages, punitive damages, injunctive relief, civil penalties, attorneys’ fees, and costs. Amazon’s motions to dismiss were granted in part and denied in part in Frame-Wilson in March 2022 and March 2023, De Coster v. Amazon.com, Inc. (W.D. Wash.) in January 2023, and the California Attorney General’s lawsuit in March 2023. All three courts dismissed claims alleging that Amazon’s pricing policies are inherently illegal and denied dismissal of claims alleging that Amazon’s pricing policies are an unlawful restraint of trade. In March 2022, the DC Superior Court dismissed the DC Attorney General’s lawsuit in its entirety; the dismissal is under appeal as of January 2023. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
Beginning in May 2021, Angela Hogan and her minor child filed purported class-action complaints against Amazon.com, Inc. in the Circuit Court of Cook County, Illinois, and against Amazon.com, Inc. and Amazon.com Services LLC in the United States District Court for the Northern District of Illinois. The complaints allege, among other things, that Amazon’s collection, storage, use, retention, and protection of biometric identifiers violated the Illinois Biometric Information Privacy Act. The complaints allege similar purported classes of Illinois residents who allegedly had biometric identifiers collected from photographs stored in an Amazon Photos account. The complaints seek certification as class actions, an unspecified amount of damages, injunctive relief, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In December 2021, the Italian Competition Authority (the “ICA”) issued a decision against Amazon Services Europe S.à r.l., Amazon Europe Core S.à r.l., Amazon EU S.à r.l., Amazon Italia Services S.r.l., and Amazon Italia Logistica S.r.l. claiming that certain of our marketplace and logistics practices in Italy infringe EU competition rules. The decision imposes remedial actions and a fine of €1.13 billion, which we have paid and will seek to recover pending conclusion of all appeals. We believe the ICA’s decision to be without merit and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of March 31, 2023, we had $68.5 billion of unsecured senior notes outstanding (the “Notes”) and $972 million of borrowings under our credit facility. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2022	March 31, 2023
2014 Notes issuance of $6.0 billion	2024 - 2044	3.80% - 4.95%	3.90% - 5.12%	4,000	4,000
2017 Notes issuance of $17.0 billion	2024 - 2057	2.80% - 5.20%	2.95% - 4.33%	16,000	15,000
2020 Notes issuance of $10.0 billion	2023 - 2060	0.40% - 2.70%	0.56% - 2.77%	10,000	10,000
2021 Notes issuance of $18.5 billion	2023 - 2061	0.25% - 3.25%	0.35% - 3.31%	18,500	18,500
April 2022 Notes issuance of $12.8 billion	2024 - 2062	2.73% - 4.10%	2.83% - 4.15%	12,750	12,750
December 2022 Notes issuance of $8.3 billion	2024 - 2032	4.55% - 4.70%	4.61% - 4.83%	8,250	8,250
Credit Facility				1,042	972
Total face value of long-term debt				70,542	69,472
Unamortized discount and issuance costs, net				(393)	(388)
Less: current portion of long-term debt				(2,999)	(2,000)
Long-term debt				$67,150	$67,084
___________________
(1) The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, and December 2022 Notes were 12.3, 14.9, 16.5, 13.1, 13.0, and 5.6 years as of March 31, 2023. The combined weighted-average remaining life of the Notes was 13.0 years as of March 31, 2023.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $61.4 billion and $62.4 billion as of December 31, 2022 and March 31, 2023, which is based on quoted prices for our debt as of those dates.
In January 2023, we entered into an $8.0 billion unsecured 364-day term loan with a syndicate of lenders (the “Term Loan”), which matures in January 2024 and bears interest at the Secured Overnight Financing Rate specified in the Term Loan plus 0.75%. If we exercise our option to extend the Term Loan’s maturity to January 2025, the interest rate spread will increase from 0.75% to 1.05%. As of March 31, 2023, $8.0 billion of the Term Loan was outstanding, which was included in “Accrued expenses and other” on our consolidated balance sheets and had an interest rate of 5.7%.
We have a $1.5 billion secured revolving credit facility with a lender that is secured by certain seller receivables, which we may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until August 2025, bears interest based on the daily Secured Overnight Financing Rate plus 1.25%, and has a commitment fee of up to 0.45% on the undrawn portion. There were $1.0 billion and $972 million of borrowings outstanding under the Credit Facility as of December 31, 2022 and March 31, 2023, which had an interest rate of 5.6% and 6.1%, respectively. As of December 31, 2022 and March 31, 2023, we have pledged $1.2 billion and $1.1 billion of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2022 and March 31, 2023.

We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were $6.8 billion and $7.8 billion of borrowings outstanding under the Commercial Paper Programs as of December 31, 2022 and March 31, 2023, which were included in “Accrued expenses and other” on our consolidated balance sheets and had a weighted-average effective interest rate, including issuance costs, of 4.5% and 4.7%, respectively. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We have a $10.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), with a term that extends to March 2025. It may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2022 and March 31, 2023.
We have a $10.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “Short-Term Credit Agreement”), which matures in November 2023 and may be extended for one additional period of 364 days if approved by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.05% on the undrawn portion. There were no borrowings outstanding under the Short-Term Credit Agreement as of December 31, 2022 and March 31, 2023.
We also utilize other short-term credit facilities for working capital purposes. There were $1.2 billion and $1.1 billion of borrowings outstanding under these facilities as of December 31, 2022 and March 31, 2023, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $8.5 billion of unused letters of credit as of March 31, 2023.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration, which replaced the previous $5.0 billion stock repurchase authorization, approved by the Board of Directors in February 2016. We repurchased 18.6 million shares of our common stock for $2.7 billion during the three months ended March 31, 2022 under these programs. There were no repurchases of our common stock during the three months ended March 31, 2023. As of March 31, 2023, we have $6.1 billion remaining under the repurchase program.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.6 billion as of December 31, 2022 and March 31, 2023. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended March 31,
	2022	2023
Cost of sales	$146	$165
Fulfillment	498	603
Technology and content	1,645	2,574
Sales and marketing	665	993
General and administrative	296	413
Total stock-based compensation expense	$3,250	$4,748

The following table summarizes our restricted stock unit activity for the three months ended March 31, 2023 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2022	384.4	$144
Units granted	13.4	99
Units vested	(15.6)	120
Units forfeited	(15.5)	144
Outstanding as of March 31, 2023	366.7	144
Scheduled vesting for outstanding restricted stock units as of March 31, 2023, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Scheduled vesting — restricted stock units	124.5	133.6	67.0	37.2	2.5	1.9	366.7
As of March 31, 2023, there was $19.9 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.0 year. The estimated forfeiture rate as of December 31, 2022 and March 31, 2023 was 26.5%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended March 31,
	2022	2023
Total beginning stockholders’ equity	$138,245	$146,043

Beginning common stock	106	108
Stock-based compensation and issuance of employee benefit plan stock	1	—
Ending common stock	107	108

Beginning treasury stock	(1,837)	(7,837)
Common stock repurchased	(2,666)	—
Ending treasury stock	(4,503)	(7,837)

Beginning additional paid-in capital	55,437	75,066
Stock-based compensation and issuance of employee benefit plan stock	3,254	4,797
Ending additional paid-in capital	58,691	79,863

Beginning accumulated other comprehensive income (loss)	(1,376)	(4,487)
Other comprehensive income (loss)	(989)	514
Ending accumulated other comprehensive income (loss)	(2,365)	(3,973)

Beginning retained earnings	85,915	83,193
Net income (loss)	(3,844)	3,172
Ending retained earnings	82,071	86,365

Total ending stockholders’ equity	$134,001	$154,526

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
For 2023, we estimate that our effective tax rate will be favorably impacted by the foreign income deduction and U.S. federal research and development credit and adversely affected by state income taxes. In addition, valuation gains and losses from our equity investment in Rivian impact our pre-tax income and may cause variability in our effective tax rate.
Our income tax benefit for the three months ended March 31, 2022 was $1.4 billion, which included $2.1 billion of net discrete tax benefits primarily attributable to a valuation loss related to our equity investment in Rivian. Our income tax provision for the three months ended March 31, 2023 was $948 million, which included $48 million of net discrete tax expense.
Cash paid for income taxes, net of refunds was $453 million and $619 million in Q1 2022 and Q1 2023.
As of December 31, 2022 and March 31, 2023, tax contingencies were approximately $4.0 billion and $4.2 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
In February 2023, we received a decision by the Indian tax authority (“ITA”) that tax applies to cloud services fees paid to Amazon in the U.S. We will need to remit taxes on the services in question, including for a portion of prior years, until this matter is resolved, which payments could be significant in the aggregate. We believe the ITA’s decision is without merit, we are defending our position vigorously in the Indian courts, and we expect to recoup taxes paid. If this matter is adversely resolved, we could recognize significant additional tax expense, including for taxes previously paid.
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

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended March 31,
	2022	2023
North America
Net sales	$69,244	$76,881
Operating expenses	70,812	75,983
Operating income (loss)	$(1,568)	$898

International
Net sales	$28,759	$29,123
Operating expenses	30,040	30,370
Operating loss	$(1,281)	$(1,247)

AWS
Net sales	$18,441	$21,354
Operating expenses	11,923	16,231
Operating income	$6,518	$5,123

Consolidated
Net sales	$116,444	$127,358
Operating expenses	112,775	122,584
Operating income	3,669	4,774
Total non-operating expense	(8,934)	(655)
Benefit (provision) for income taxes	1,422	(948)
Equity-method investment activity, net of tax	(1)	1
Net income (loss)	$(3,844)	$3,172

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended March 31,
	2022	2023
Net Sales:
Online stores (1)	$51,129	$51,096
Physical stores (2)	4,591	4,895
Third-party seller services (3)	25,335	29,820
Subscription services (4)	8,410	9,657
Advertising services (5)	7,877	9,509
AWS	18,441	21,354
Other (6)	661	1,027
Consolidated	$116,444	$127,358
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
(6)Includes sales related to various other offerings, such as certain licensing and distribution of video content, shipping services, and health care services, and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer demand and spending, inflation, interest rates, regional labor market constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, variability in demand, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, global economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2022 Annual Report on Form 10-K.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have identified the critical accounting estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures” of our 2022 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2023, we would have recorded an additional cost of sales of approximately $390 million.
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
Our effective tax rates could be affected by numerous factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign exchange rates, changes in our stock price, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. In addition, a number of countries have enacted or are actively pursuing changes to their tax laws applicable to corporate multinationals.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2023	2022	2023
Cash provided by (used in):
Operating activities	$(2,790)	$4,788	$39,324	$54,330
Investing activities	906	(15,806)	(48,582)	(54,313)
Financing activities	1,990	6,354	11,757	14,082
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $70.0 billion and $64.4 billion as of December 31, 2022 and March 31, 2023. Amounts held in foreign currencies were $18.3 billion and $13.3 billion as of December 31, 2022 and March 31, 2023. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, and Japanese Yen.
Cash provided by (used in) operating activities was $(2.8) billion and $4.8 billion for Q1 2022 and Q1 2023. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow for the trailing twelve months ended March 31, 2023, compared to the comparable prior year period, was primarily due to changes in net income (loss), excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $906 million and $(15.8) billion for Q1 2022 and Q1 2023, with the variability caused primarily by purchases, sales, and maturities of marketable securities. Cash capital expenditures were $13.7 billion and $13.1 billion during Q1 2022 and Q1 2023, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network. We expect cash capital expenditures to decrease in 2023, primarily due to lower spending on our fulfillment network. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $6.3 billion and $3.5 billion during Q1 2022 and Q1 2023. We funded the acquisitions of MGM Holdings Inc. in 2022 and One Medical in 2023 with cash on hand. We expect to fund the acquisition of iRobot Corporation with cash on hand.
Cash provided by (used in) financing activities was $2.0 billion and $6.4 billion for Q1 2022 and Q1 2023. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $13.7 billion and $12.8 billion for Q1 2022 and Q1 2023. Cash outflows from financing activities resulted from repurchases of common stock, payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $11.8 billion and $6.4 billion in Q1 2022 and Q1 2023. Property and equipment acquired under finance leases was $166 million and $8 million during Q1 2022 and Q1 2023.
We had no borrowings outstanding under the two unsecured revolving credit facilities, $7.8 billion of borrowings outstanding under the commercial paper programs, $972 million of borrowings outstanding under our Credit Facility, and $8.0 billion of borrowings outstanding under the Term Loan as of March 31, 2023. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing us to expense a portion of qualified property, primarily equipment. These enhanced deductions are scheduled to phase out annually from 2023 through 2026. Additionally, effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. As a result, we expect the cash taxes we pay in 2023 to increase significantly. Cash taxes paid (net of refunds) were $453 million and $619 million for Q1 2022 and Q1 2023.
As of December 31, 2022 and March 31, 2023, restricted cash, cash equivalents, and marketable securities were $365 million and $391 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including inflation, increased interest rates, significant capital market and supply chain volatility, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We also expect the current macroeconomic environment and enterprise customer cost optimization efforts to impact our AWS revenue growth rates. We expect some or all of these factors to continue to impact our operations into Q2 2023.
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

	Three Months Ended March 31,
	2022	2023
Net Sales:
North America	$69,244	$76,881
International	28,759	29,123
AWS	18,441	21,354
Consolidated	$116,444	$127,358
Year-over-year Percentage Growth (Decline):
North America	8%	11%
International	(6)	1
AWS	37	16
Consolidated	7	9
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	8%	11%
International	0	9
AWS	37	16
Consolidated	9	11
Net sales mix:
North America	59%	60%
International	25	23
AWS	16	17
Consolidated	100%	100%
Sales increased 9% in Q1 2023 compared to the comparable prior year period. Changes in foreign exchange rates reduced net sales by $2.4 billion for Q1 2023. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 11% in Q1 2023 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, primarily by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers.
International sales increased 1% in Q1 2023 compared to the comparable prior year period, primarily due to increased unit sales, primarily by third-party sellers, advertising sales, and subscription services, partially offset by the impact of changes in foreign exchange rates. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers. Changes in foreign exchange rates reduced International net sales by $2.3 billion for Q1 2023.
AWS sales increased 16% in Q1 2023 compared to the comparable prior year period. The sales growth primarily reflects increased customer usage, partially offset by pricing changes, primarily driven by long-term customer contracts.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended March 31,
	2022	2023
Operating Income (Loss)
North America	$(1,568)	$898
International	(1,281)	(1,247)
AWS	6,518	5,123
Consolidated	$3,669	$4,774
Operating income increased from $3.7 billion in Q1 2022 to $4.8 billion in Q1 2023. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The North America operating income in Q1 2023, as compared to the operating loss in the comparable prior year period, is primarily due to increased unit sales, primarily by third-party sellers, and increased advertising sales, partially offset by increased technology and content costs, increased fulfillment and shipping costs, and growth in certain operating expenses. Changes in foreign exchange rates positively impacted operating income by $41 million for Q1 2023.
The decrease in International operating loss in absolute dollars in Q1 2023, compared to the comparable prior year period, is primarily due to increased unit sales, primarily by third-party sellers, and increased advertising sales, partially offset by increased technology and content costs, increased fulfillment and shipping costs, and growth in certain operating expenses. Changes in foreign exchange rates negatively impacted operating loss by $174 million for Q1 2023.
The decrease in AWS operating income in absolute dollars in Q1 2023, compared to the comparable prior year period, is primarily due to increased payroll and related expenses and spending on technology infrastructure, both of which were primarily driven by additional investments to support AWS business growth, partially offset by increased sales. Changes in foreign exchange rates positively impacted operating income by $272 million for Q1 2023.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended March 31,
	2022	2023
Operating expenses:
Cost of sales	$66,499	$67,791
Fulfillment	20,271	20,905
Technology and content	14,842	20,450
Sales and marketing	8,320	10,172
General and administrative	2,594	3,043
Other operating expense (income), net	249	223
Total operating expenses	$112,775	$122,584
Year-over-year Percentage Growth (Decline):
Cost of sales	7%	2%
Fulfillment	23	3
Technology and content	19	38
Sales and marketing	34	22
General and administrative	31	17
Other operating expense (income), net	562	(11)
Percent of Net Sales:
Cost of sales	57.1%	53.2%
Fulfillment	17.4	16.4
Technology and content	12.7	16.1
Sales and marketing	7.1	8.0
General and administrative	2.2	2.4
Other operating expense (income), net	0.2	0.2
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in Q1 2023, compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by fulfillment network efficiencies. Changes in foreign exchange rates reduced cost of sales by $1.6 billion for Q1 2023.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $19.6 billion and $19.9 billion in Q1 2022 and Q1 2023. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, including faster delivery, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q1 2023, compared to the comparable prior year period, is primarily due to increased sales, partially offset by fulfillment network efficiencies. Changes in foreign exchange rates reduced fulfillment costs by $396 million for Q1 2023.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q1 2023, compared to the comparable prior year period, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on technology infrastructure. Changes in foreign exchange rates reduced technology and content costs by $304 million for Q1 2023. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2022 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
Sales and Marketing
Sales and marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities, including sales commissions related to AWS. We direct customers to our stores primarily through a number of marketing channels, such as our sponsored search, social and online advertising, third-party customer referrals, television advertising, and other initiatives. Our marketing costs are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing costs.
The increase in sales and marketing costs in absolute dollars in Q1 2023, compared to the comparable prior year period, is primarily due to increased payroll and related expenses for personnel engaged in marketing and selling activities.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q1 2023, compared to the comparable prior year period, is primarily due to an increase in payroll and related expenses.

Other Operating Expense (Income), Net
Other operating expense (income), net was $249 million and $223 million for Q1 2022 and Q1 2023, and was primarily related to asset impairments for physical store closures in Q1 2022 and for fulfillment network facilities in Q1 2023, and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $108 million and $611 million during Q1 2022 and Q1 2023, primarily due to an increase in prevailing rates. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $472 million and $823 million during Q1 2022 and Q1 2023, and was primarily related to debt and finance leases. See Item 1 of Part I, “Financial Statements — Note 3 — Leases and Note 5 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(8.6) billion and $(443) million during Q1 2022 and Q1 2023. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net is a marketable equity securities valuation gain (loss) of $(7.6) billion and $(467) million in Q1 2022 and Q1 2023, from our equity investment in Rivian.
Income Taxes
Our income tax benefit for the three months ended March 31, 2022 was $1.4 billion, which included $2.1 billion of net discrete tax benefits primarily attributable to a valuation loss related to our equity investment in Rivian. Our income tax provision for the three months ended March 31, 2023 was $948 million, which included $48 million of net discrete tax expense. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2022 and 2023 (in millions):

	Twelve Months Ended March 31,
	2022	2023
Net cash provided by (used in) operating activities	$39,324	$54,330
Purchases of property and equipment, net of proceeds from sales and incentives	(57,951)	(57,649)
Free cash flow	$(18,627)	$(3,319)

Net cash provided by (used in) investing activities	$(48,582)	$(54,313)
Net cash provided by (used in) financing activities	$11,757	$14,082

Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2022 and 2023 (in millions):

	Twelve Months Ended March 31,
	2022	2023
Net cash provided by (used in) operating activities	$39,324	$54,330
Purchases of property and equipment, net of proceeds from sales and incentives	(57,951)	(57,649)
Free cash flow	(18,627)	(3,319)
Principal repayments of finance leases	(10,534)	(6,544)
Principal repayments of financing obligations	(174)	(226)
Free cash flow less principal repayments of finance leases and financing obligations	$(29,335)	(10,089)

Net cash provided by (used in) investing activities	$(48,582)	$(54,313)
Net cash provided by (used in) financing activities	$11,757	$14,082
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases, net of remeasurements and modifications,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2022 and 2023 (in millions):

	Twelve Months Ended March 31,
	2022	2023
Net cash provided by (used in) operating activities	$39,324	$54,330
Purchases of property and equipment, net of proceeds from sales and incentives	(57,951)	(57,649)
Free cash flow	(18,627)	(3,319)
Equipment acquired under finance leases (1)	(2,764)	(285)
Principal repayments of all other finance leases (2)	(714)	(625)
Principal repayments of financing obligations	(174)	(226)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$(22,279)	$(4,455)

Net cash provided by (used in) investing activities	$(48,582)	$(54,313)
Net cash provided by (used in) financing activities	$11,757	$14,082
___________________
(1)For the twelve months ended March 31, 2022 and 2023, this amount relates to equipment included in “Property and equipment acquired under finance leases, net of remeasurements and modifications” of $5,160 million and $517 million.
(2)For the twelve months ended March 31, 2022 and 2023, this amount relates to property included in “Principal repayments of finance leases” of $10,534 million and $6,544 million.

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

	Three Months Ended March 31,
	2022			2023
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$116,444	$1,841	$118,285	$127,358	$2,436	$129,794
Operating expenses	112,775	1,967	114,742	122,584	2,575	125,159
Operating income	3,669	(126)	3,543	4,774	(139)	4,635
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on April 27, 2023, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 27, 2023, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Second Quarter 2023 Guidance
•Net sales are expected to be between $127.0 billion and $133.0 billion, or to grow between 5% and 10% compared with second quarter 2022. This guidance anticipates an unfavorable impact of approximately 30 basis points from foreign exchange rates.
•Operating income is expected to be between $2.0 billion and $5.5 billion, compared with $3.3 billion in second quarter 2022.
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
Foreign Exchange Risk
During Q1 2023, net sales from our International segment accounted for 23% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q1 2023 decreased by $2.3 billion in comparison with Q1 2022.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2023, of $13.3 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $665 million, $1.3 billion, and $2.7 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of March 31, 2023, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $245 million, $490 million, and $985 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of March 31, 2023, our recorded value in equity and equity warrant investments in public and private companies was $6.7 billion. Our equity and equity warrant investments in publicly traded companies, which primarily relate to Rivian, represent $4.4 billion of our investments as of March 31, 2023, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition to the factors discussed in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below, global economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of the risks discussed below. Many of the risks discussed below also impact our customers, including third-party sellers, which could indirectly have a material adverse effect on us.
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
Competition continues to intensify, including with the development of new business models and the entry of new and well-funded competitors, and as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, web and infrastructure computing services, practical applications of artificial intelligence and machine learning, digital content, and electronic devices continue to increase our competition. The Internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser known businesses to compete against us. As a result of competition, our product and service offerings may not be successful, we may fail to gain or may lose business, and we may be required to increase our spending or lower prices, any of which could materially reduce our sales and profits.
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
We Face Risks Related to Successfully Optimizing and Operating Our Fulfillment Network and Data Centers
Failures to adequately predict customer demand and consumer spending patterns or otherwise optimize and operate our fulfillment network and data centers successfully from time to time result in excess or insufficient fulfillment or data center capacity, service interruptions, increased costs, and impairment charges, any of which could materially harm our business. As we continue to add fulfillment and data center capability or add new businesses with different requirements, our fulfillment and data center networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
In addition, failure to optimize inventory management or staffing in our fulfillment network increases our net shipping cost by increasing the distance products are shipped and reducing the number of units per shipment or delivery. We and our co-sourcers may be unable to adequately staff our fulfillment network and customer service centers. For example, productivity across our fulfillment network is affected by regional labor market constraints, which increase payroll costs and make it difficult to hire, train, and deploy a sufficient number of people to operate our fulfillment network as efficiently as we would like.
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
Legal and Regulatory Risks
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, physical, e-commerce, and omnichannel retail, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, and other products and services that we offer or sell. These regulations and laws cover taxation, privacy, data use, data protection, data security, data localization, network security, consumer protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, healthcare, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data use, data protection, data security, data localization, network security, and consumer protection apply to aspects of our operations such as the Internet, e-commerce, digital content, web services, electronic devices, advertising, and artificial intelligence technologies and services. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews, investigations, and other proceedings by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. For example, we face a number of open investigations based on claims that aspects of our operations violate competition rules, including aspects of Amazon’s U.S. and European marketplace for sellers, particularly with respect to use of data, fulfillment services, and featured offers, and legislative and regulatory initiatives in Europe and elsewhere allow authorities to restrict or prohibit certain operations or actions pre-emptively without the need to assess specific competitive effects. Similarly, we face investigations under a growing patchwork of laws and regulations governing the collection, use, and disclosure of data, the interpretation of which continues to evolve, leading to uncertainty about how regulators will view our privacy practices. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations. The media, political, and regulatory scrutiny we face, which may continue to increase, amplifies these risks.
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
Our tax expense and liabilities are also affected by other factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special or extraterritorial tax regimes, changes in foreign exchange rates, changes in our stock price, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, and changes in our tax assets and liabilities and their valuation. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in evaluating and estimating our tax expense, assets, and liabilities.
We are also subject to tax controversies in various jurisdictions that can result in tax assessments against us. Developments in an audit, investigation, or other tax controversy can have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. Due to the inherent complexity and uncertainty of these matters, interpretations of certain tax laws by authorities, and judicial, administrative, and regulatory processes in certain jurisdictions, the final outcome of any such controversy may be materially different from our expectations. For example, in February 2023, the Indian tax authority determined that tax applies to cloud services fees paid to Amazon in the U.S. We are contesting this determination; however, if this matter is adversely resolved, we may be required to pay additional amounts with respect to current and prior periods and our taxes in the future could increase. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical tax accruals.

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

10.1
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: April 27, 2023