Form 10-Q
period 2023-06-30
AMAZON COM INC
filed 2023-08-04
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,317,750,796 shares of common stock, par value $0.01 per share, outstanding as of July 21, 2023

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2023	2022	2023	2022	2023
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$36,599	$49,734	$36,477	$54,253	$40,667	$37,700
OPERATING ACTIVITIES:
Net income (loss)	(2,028)	6,750	(5,872)	9,922	11,607	13,072
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	9,716	11,589	18,909	22,712	37,748	45,724
Stock-based compensation	5,209	7,127	8,459	11,875	15,319	23,037
Non-operating expense (income), net	6,104	47	14,793	581	3,201	2,754
Deferred income taxes	(1,955)	(2,744)	(3,956)	(3,216)	(6,670)	(7,408)
Changes in operating assets and liabilities:
Inventories	(3,890)	(2,373)	(6,504)	(2,002)	(15,478)	1,910
Accounts receivable, net and other	(6,799)	(5,167)	(8,315)	(3,646)	(19,761)	(17,228)
Accounts payable	3,699	3,029	(5,681)	(8,235)	6,140	391
Accrued expenses and other	(1,412)	(1,938)	(7,315)	(7,701)	553	(1,944)
Unearned revenue	321	156	1,657	974	2,915	1,533
Net cash provided by (used in) operating activities	8,965	16,476	6,175	21,264	35,574	61,841
INVESTING ACTIVITIES:
Purchases of property and equipment	(15,724)	(11,455)	(30,675)	(25,662)	(65,358)	(58,632)
Proceeds from property and equipment sales and incentives	1,626	1,043	2,835	2,180	6,297	4,669
Acquisitions, net of cash acquired, and other	(259)	(316)	(6,600)	(3,829)	(7,635)	(5,545)
Sales and maturities of marketable securities	2,608	1,551	25,361	2,666	53,706	8,906
Purchases of marketable securities	(329)	(496)	(2,093)	(834)	(25,590)	(1,306)
Net cash provided by (used in) investing activities	(12,078)	(9,673)	(11,172)	(25,479)	(38,580)	(51,908)
FINANCING ACTIVITIES:
Common stock repurchased	(3,334)	—	(6,000)	—	(6,000)	—
Proceeds from short-term debt, and other	4,865	4,399	18,608	17,179	23,462	40,124
Repayments of short-term debt, and other	(7,610)	(7,641)	(13,841)	(11,244)	(18,417)	(34,957)
Proceeds from long-term debt	12,824	—	12,824	—	13,200	8,342
Repayments of long-term debt	(1)	(2,000)	(1)	(3,386)	(1,511)	(4,643)
Principal repayments of finance leases	(2,059)	(1,220)	(4,836)	(2,600)	(9,789)	(5,705)
Principal repayments of financing obligations	(59)	(77)	(138)	(134)	(205)	(244)
Net cash provided by (used in) financing activities	4,626	(6,539)	6,616	(185)	740	2,917
Foreign currency effect on cash, cash equivalents, and restricted cash	(412)	69	(396)	214	(701)	(483)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,101	333	1,223	(4,186)	(2,967)	12,367
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$37,700	$50,067	$37,700	$50,067	$37,700	$50,067
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net product sales	$56,575	$59,032	$113,030	$116,013
Net service sales	64,659	75,351	124,648	145,728
Total net sales	121,234	134,383	237,678	261,741
Operating expenses:
Cost of sales	66,424	69,373	132,923	137,164
Fulfillment	20,342	21,305	40,613	42,210
Technology and infrastructure	18,072	21,931	32,914	42,381
Sales and marketing	10,086	10,745	18,406	20,917
General and administrative	2,903	3,202	5,497	6,245
Other operating expense (income), net	90	146	339	369
Total operating expenses	117,917	126,702	230,692	249,286
Operating income	3,317	7,681	6,986	12,455
Interest income	159	661	267	1,272
Interest expense	(584)	(840)	(1,056)	(1,663)
Other income (expense), net	(5,545)	61	(14,115)	(382)
Total non-operating expense	(5,970)	(118)	(14,904)	(773)
Income (loss) before income taxes	(2,653)	7,563	(7,918)	11,682
Benefit (provision) for income taxes	637	(804)	2,059	(1,752)
Equity-method investment activity, net of tax	(12)	(9)	(13)	(8)
Net income (loss)	$(2,028)	$6,750	$(5,872)	$9,922
Basic earnings per share	$(0.20)	$0.66	$(0.58)	$0.97
Diluted earnings per share	$(0.20)	$0.65	$(0.58)	$0.95
Weighted-average shares used in computation of earnings per share:
Basic	10,175	10,285	10,173	10,268
Diluted	10,175	10,449	10,173	10,398
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net income (loss)	$(2,028)	$6,750	$(5,872)	$9,922
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $76, $(22), $60, and $(32)	(2,186)	264	(2,519)	650
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $0, $(5), $1, and $(34)	(238)	17	(900)	112
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $(5), $0, and $(15)	7	12	13	45
Net unrealized gains (losses) on available-for-sale debt securities	(231)	29	(887)	157
Total other comprehensive income (loss)	(2,417)	293	(3,406)	807
Comprehensive income (loss)	$(4,445)	$7,043	$(9,278)	$10,729
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2022	June 30, 2023
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,888	$49,529
Marketable securities	16,138	14,441
Inventories	34,405	36,587
Accounts receivable, net and other	42,360	39,925
Total current assets	146,791	140,482
Property and equipment, net	186,715	193,784
Operating leases	66,123	70,332
Goodwill	20,288	22,785
Other assets	42,758	50,224
Total assets	$462,675	$477,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,600	$69,481
Accrued expenses and other	62,566	64,235
Unearned revenue	13,227	14,522
Total current liabilities	155,393	148,238
Long-term lease liabilities	72,968	75,822
Long-term debt	67,150	63,092
Other long-term liabilities	21,121	21,853
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 10,757 and 10,828 shares issued; 10,242 and 10,313 shares outstanding)	108	108
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	75,066	86,896
Accumulated other comprehensive income (loss)	(4,487)	(3,680)
Retained earnings	83,193	93,115
Total stockholders’ equity	146,043	168,602
Total liabilities and stockholders’ equity	$462,675	$477,607
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
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc. and its consolidated entities (collectively, the “Company”), consisting of its wholly-owned subsidiaries and those entities in which we have a variable interest and of which we are the primary beneficiary, including certain entities in India and certain entities that support our health care services and seller lending financing activities. Intercompany balances and transactions between consolidated entities are eliminated.
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
For the six months ended June 30, 2023, we recorded approximately $510 million of estimated severance costs primarily related to planned role eliminations. These charges were recorded primarily in “Sales and marketing,” “Technology and infrastructure,” and “General and administrative” on our consolidated statements of operations and included approximately $320 million recorded within our AWS segment.
For the six months ended June 30, 2022 and 2023, we recorded approximately $260 million and $250 million of impairments of property and equipment and operating leases primarily related to physical stores in 2022 and fulfillment network facilities in 2023. These charges were recorded in “Other operating expense (income), net” on our consolidated statements of operations and primarily impacted our North America segment. For the six months ended June 30, 2022 and 2023, we also recorded expenses of approximately $230 million and $180 million primarily in “Fulfillment” in 2022 and “Cost of sales” and “Fulfillment” in 2023, on our consolidated statements of operations primarily relating to terminating contracts for certain leases not yet commenced as well as other purchase commitments, which primarily impacted our North America segment.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2023	2022	2023	2022	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$349	$954	$628	$1,356	$1,271	$2,289
Cash paid for operating leases	2,088	2,528	4,455	4,995	7,960	9,173
Cash paid for interest on finance leases	95	77	202	158	437	330
Cash paid for interest on financing obligations	55	41	113	100	198	194
Cash paid for income taxes, net of refunds	3,145	3,735	3,598	4,354	4,682	6,791
Assets acquired under operating leases	5,101	4,104	7,276	7,730	23,531	19,254
Property and equipment acquired under finance leases, net of remeasurements and modifications	61	240	227	248	3,579	696
Property and equipment recognized during the construction period of build-to-suit lease arrangements	986	84	2,351	215	6,117	1,051
Property and equipment derecognized after the construction period of build-to-suit lease arrangements, with the associated leases recognized as operating	1,079	—	1,112	720	1,243	4,766
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Shares used in computation of basic earnings per share	10,175	10,285	10,173	10,268
Total dilutive effect of outstanding stock awards	—	164	—	130
Shares used in computation of diluted earnings per share	10,175	10,449	10,173	10,398
Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Marketable equity securities valuation gains (losses)	$(4,322)	$299	$(12,567)	$(181)
Equity warrant valuation gains (losses)	(1,124)	(220)	(1,436)	(161)
Upward adjustments relating to equity investments in private companies	58	10	65	26
Foreign currency gains (losses)	(117)	9	(103)	79
Other, net	(40)	(37)	(74)	(145)
Total other income (expense), net	(5,545)	61	(14,115)	(382)
Included in other income (expense), net is a marketable equity securities valuation gain (loss) of $(3.9) billion and $187 million in Q2 2022 and Q2 2023, and $(11.5) billion and $(280) million for the six months ended June 30, 2022 and 2023, from our equity investment in Rivian Automotive, Inc. (“Rivian”). Our investment in Rivian’s preferred stock was accounted for at cost, with adjustments for observable changes in prices or impairments, prior to Rivian’s initial public offering in November 2021, which resulted in the conversion of our preferred stock to Class A common stock. As of June 30, 2023, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 17% ownership interest, and an approximate 16% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles, and one of our employees serving on Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, which is included in “Marketable securities” on our consolidated balance sheets, and had a fair value of $2.9 billion and $2.6 billion as of December 31, 2022 and June 30, 2023. The investment was subject to regulatory sales restrictions resulting in a discount for lack of marketability of approximately $800 million as of December 31, 2021, which expired in Q1 2022.
Required summarized financial information of Rivian as disclosed in its most recent SEC filings is as follows (in millions):

	Three Months Ended March 31,
	2022	2023
Revenues	$95	$661
Gross profit	(502)	(535)
Loss from operations	(1,579)	(1,433)
Net loss	(1,593)	(1,349)
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $2.8 billion and $2.7 billion as of December 31, 2022 and June 30, 2023.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and sellers, as well as prepaid expenses and other current assets. As of December 31, 2022 and June 30, 2023, customer receivables, net, were $26.6 billion and $25.3 billion, vendor receivables, net, were $6.9 billion and $5.6 billion, seller receivables, net, were $1.3 billion and $1.3 billion, and other receivables, net, were $3.1 billion and $2.7 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory. Prepaid expenses and other current assets were $4.5 billion and $5.0 billion as of December 31, 2022 and June 30, 2023.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $1.4 billion and $1.5 billion as of December 31, 2022 and June 30, 2023.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2022 and June 30, 2023 were $16.7 billion and $17.8 billion. The weighted average remaining life of our capitalized video content is 3.6 years. Total video and music expense was $3.7 billion and $4.4 billion in Q2 2022 and Q2 2023, and $7.3 billion and $8.4 billion for the six months ended June 30, 2022 and 2023.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2022 was $16.1 billion, of which $8.6 billion was recognized as revenue during the six months ended June 30, 2023. Included in “Other long-term liabilities” on our consolidated balance sheets was $2.9 billion and $2.7 billion of unearned revenue as of December 31, 2022 and June 30, 2023.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $132.1 billion as of June 30, 2023. The weighted-average remaining life of our long-term contracts is 3.6 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
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
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2022 and June 30, 2023, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2022 and June 30, 2023.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2022	June 30, 2023
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,666	$11,142	$—	$—	$11,142
Level 1 securities:
Money market funds	27,899	29,095	—	—	29,095
Equity securities (1)	3,709				3,515
Level 2 securities:
Foreign government and agency securities	535	273	—	(1)	272
U.S. government and agency securities	2,146	2,304	—	(133)	2,171
Corporate debt securities	22,627	16,469	—	(351)	16,118
Asset-backed securities	2,572	2,103	—	(101)	2,002
Other debt securities	237	201	—	(8)	193
	$70,391	$61,587	$—	$(594)	$64,508
Less: Restricted cash, cash equivalents, and marketable securities (2)	(365)				(538)
Total cash, cash equivalents, and marketable securities	$70,026				$63,970
___________________
(1)The related unrealized gains (losses) recorded in “Other income (expense), net” were $(4.2) billion and $284 million in Q2 2022 and Q2 2023, and $(12.3) billion and $(195) million for the six months ended June 30, 2022 and 2023.
(2)We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable debt securities primarily as collateral for real estate, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. We classify cash, cash equivalents, and marketable debt securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 4 — Commitments and Contingencies.”
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of June 30, 2023 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$42,208	$42,148
Due after one year through five years	6,404	5,983
Due after five years through ten years	565	534
Due after ten years	1,268	1,186
Total	$50,445	$49,851
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Equity Warrants and Non-Marketable Equity Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2022 and June 30, 2023, these warrants had a fair value of $2.1 billion and $1.8 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
As of December 31, 2022 and June 30, 2023, equity investments not accounted for under the equity-method and without readily determinable fair values had a carrying value of $715 million and $733 million, and are recorded within “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2022	June 30, 2023
Cash and cash equivalents	$53,888	$49,529
Restricted cash included in accounts receivable, net and other	358	523
Restricted cash included in other assets	7	15
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$54,253	$50,067
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, office, data center, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $68.0 billion and $64.6 billion as of December 31, 2022 and June 30, 2023. Accumulated amortization associated with finance leases was $45.2 billion and $44.6 billion as of December 31, 2022 and June 30, 2023.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Operating lease cost	$2,133	$2,608	$4,236	$5,120
Finance lease cost:
Amortization of lease assets	1,530	1,539	3,090	3,085
Interest on lease liabilities	92	76	195	156
Finance lease cost	1,622	1,615	3,285	3,241
Variable lease cost	471	494	940	1,012
Total lease cost	$4,226	$4,717	$8,461	$9,373
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2022	June 30, 2023
Weighted-average remaining lease term – operating leases	11.6 years	11.5 years
Weighted-average remaining lease term – finance leases	10.3 years	11.3 years
Weighted-average discount rate – operating leases	2.8%	3.1%
Weighted-average discount rate – finance leases	2.3%	2.5%

Our lease liabilities were as follows (in millions):

	December 31, 2022
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$81,273	$18,019	$99,292
Less: imputed interest	(12,233)	(2,236)	(14,469)
Present value of lease liabilities	69,040	15,783	84,823
Less: current portion of lease liabilities	(7,458)	(4,397)	(11,855)
Total long-term lease liabilities	$61,582	$11,386	$72,968

	June 30, 2023
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$87,753	$15,533	$103,286
Less: imputed interest	(14,383)	(2,075)	(16,458)
Present value of lease liabilities	73,370	13,458	86,828
Less: current portion of lease liabilities	(7,982)	(3,024)	(11,006)
Total long-term lease liabilities	$65,388	$10,434	$75,822
Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of June 30, 2023 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt principal and interest	$1,082	$10,626	$7,293	$5,034	$10,399	$63,814	$98,248
Operating lease liabilities	5,624	9,649	9,024	8,334	7,602	47,520	87,753
Finance lease liabilities, including interest	1,917	2,245	1,433	1,269	1,077	7,592	15,533
Financing obligations, including interest (1)	234	464	457	464	471	6,712	8,802
Leases not yet commenced	558	2,009	1,887	1,897	1,926	15,712	23,989
Unconditional purchase obligations (2)	4,274	8,032	6,151	5,029	3,560	6,090	33,136
Other commitments (3)(4)	2,153	2,247	1,246	1,102	895	8,497	16,140
Total commitments	$15,842	$35,272	$27,491	$23,129	$25,930	$155,937	$283,601
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $266 million and $269 million are recorded within “Accrued expenses and other” and $6.7 billion and $6.6 billion are recorded within “Other long-term liabilities” as of December 31, 2022 and June 30, 2023. The weighted-average remaining term of the financing obligations was 17.9 years and 17.5 years and the weighted-average imputed interest rate was 3.1% as of December 31, 2022 and June 30, 2023.
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
(4)Excludes approximately $5.0 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

In August 2022, we entered into an agreement to acquire iRobot Corporation, as amended in July 2023, for approximately $1.7 billion, including its debt, subject to customary closing conditions. We expect to fund this acquisition with cash on hand.
Other Contingencies
We are disputing claims and denials of refunds or credits, and monitoring or evaluating potential claims, related to various non-income taxes (such as sales, value added, consumption, service, and similar taxes), including in jurisdictions in which we already collect and remit these taxes. These non-income tax controversies typically relate to (i) the taxability of products and services, including cross-border intercompany transactions, (ii) collection and withholding on transactions with third parties, and (iii) the adequacy of compliance with reporting obligations, including evolving documentation requirements. Due to the inherent complexity and uncertainty of these matters and the judicial and regulatory processes in certain jurisdictions, the final outcome of any such controversies may be materially different from our expectations.
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2022 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended March 31, 2023, as supplemented by the following:
In December 2018, Kove IO, Inc. filed a complaint against Amazon Web Services, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleges, among other things, that Amazon S3 and DynamoDB infringe U.S. Patent Nos. 7,814,170 and 7,103,640, both entitled “Network Distributed Tracking Wire Transfer Protocol”; and 7,233,978, entitled “Method and Apparatus for Managing Location Information in a Network Separate from the Data to Which the Location Information Pertains.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In March 2022, the case was stayed pending resolution of review petitions we filed with the United States Patent and Trademark Office. In November 2022, the stay was lifted. In July 2023, Kove alleged in its damages report that in the event of a finding of liability Amazon Web Services could be subject to $517 million to $1.03 billion in damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In May 2023, Dialect, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the Eastern District for Virginia. The complaint alleges, among other things, that Amazon’s Alexa-enabled products and services, such as Echo devices, Fire tablets, Fire TV sticks, Fire TVs, Alexa, and Alexa Voice Services, infringe U.S. Patent Nos. 7,693,720 and 9,031,845, each entitled “Mobile Systems and Methods for Responding to Natural Language Speech Utterance”; 8,015,006, entitled “Systems and Methods for Processing Natural Language Speech Utterances with Context-Specific Domain Agents”; 8,140,327, entitled “System and Method for Filtering and Eliminating Noise from Natural Language Utterances to Improve Speech Recognition and Parsing”; 8,195,468 and 9,495,957, each entitled “Mobile Systems and Methods of Supporting Natural Language Human-Machine Interactions”; and 9,263,039, entitled “Systems and Methods for Responding to Natural Language Speech Utterance.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”

Note 5 — DEBT
As of June 30, 2023, we had $66.5 billion of unsecured senior notes outstanding (the “Notes”) and $972 million of borrowings under our credit facility. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2022	June 30, 2023
2014 Notes issuance of $6.0 billion	2024 - 2044	3.80% - 4.95%	3.90% - 5.12%	4,000	4,000
2017 Notes issuance of $17.0 billion	2024 - 2057	2.80% - 5.20%	2.95% - 4.33%	16,000	15,000
2020 Notes issuance of $10.0 billion	2025 - 2060	0.80% - 2.70%	0.88% - 2.77%	10,000	9,000
2021 Notes issuance of $18.5 billion	2024 - 2061	0.45% - 3.25%	0.57% - 3.31%	18,500	17,500
April 2022 Notes issuance of $12.8 billion	2024 - 2062	2.73% - 4.10%	2.83% - 4.15%	12,750	12,750
December 2022 Notes issuance of $8.3 billion	2024 - 2032	4.55% - 4.70%	4.61% - 4.83%	8,250	8,250
Credit Facility				1,042	972
Total face value of long-term debt				70,542	67,472
Unamortized discount and issuance costs, net				(393)	(383)
Less: current portion of long-term debt				(2,999)	(3,997)
Long-term debt				$67,150	$63,092
___________________
(1) The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, and December 2022 Notes were 12.1, 14.6, 18.1, 13.6, 12.8, and 5.4 years as of June 30, 2023. The combined weighted-average remaining life of the Notes was 13.2 years as of June 30, 2023.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $61.4 billion and $59.5 billion as of December 31, 2022 and June 30, 2023, which is based on quoted prices for our debt as of those dates.
In January 2023, we entered into an $8.0 billion unsecured 364-day term loan with a syndicate of lenders (the “Term Loan”), which matures in January 2024 and bears interest at the Secured Overnight Financing Rate specified in the Term Loan plus 0.75%. If we exercise our option to extend the Term Loan’s maturity to January 2025, the interest rate spread will increase from 0.75% to 1.05%. As of June 30, 2023, $8.0 billion of the Term Loan was outstanding, which was included in “Accrued expenses and other” on our consolidated balance sheets and had an interest rate of 5.9%.
We have a $1.5 billion secured revolving credit facility with a lender that is secured by certain seller receivables, which we may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until August 2025, bears interest based on the daily Secured Overnight Financing Rate plus 1.25%, and has a commitment fee of up to 0.45% on the undrawn portion. There were $1.0 billion and $972 million of borrowings outstanding under the Credit Facility as of December 31, 2022 and June 30, 2023, which had an interest rate of 5.6% and 6.3%, respectively. As of December 31, 2022 and June 30, 2023, we have pledged $1.2 billion and $1.1 billion of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2022 and June 30, 2023.
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were $6.8 billion and $4.4 billion of borrowings outstanding under the Commercial Paper Programs as of December 31, 2022 and June 30, 2023, which were included in “Accrued expenses and other” on our consolidated balance sheets and had a weighted-average effective interest rate, including issuance costs, of 4.5% and 5.0%, respectively. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We have a $10.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), with a term that extends to March 2025. It may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2022 and June 30, 2023.

We have a $10.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “Short-Term Credit Agreement”), which matures in November 2023 and may be extended for one additional period of 364 days if approved by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.05% on the undrawn portion. There were no borrowings outstanding under the Short-Term Credit Agreement as of December 31, 2022 and June 30, 2023.
We also utilize other short-term credit facilities for working capital purposes. There were $1.2 billion and $1.1 billion of borrowings outstanding under these facilities as of December 31, 2022 and June 30, 2023, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $7.5 billion of unused letters of credit as of June 30, 2023.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration, which replaced the previous $5.0 billion stock repurchase authorization, approved by the Board of Directors in February 2016. We repurchased 46.2 million shares of our common stock for $6.0 billion during the six months ended June 30, 2022 under these programs. There were no repurchases of our common stock during the six months ended June 30, 2023. As of June 30, 2023, we have $6.1 billion remaining under the repurchase program.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.6 billion and 10.8 billion as of December 31, 2022 and June 30, 2023. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Cost of sales	$213	$251	$359	$416
Fulfillment	763	932	1,261	1,535
Technology and infrastructure	2,814	4,043	4,459	6,617
Sales and marketing	990	1,303	1,655	2,296
General and administrative	429	598	725	1,011
Total stock-based compensation expense	$5,209	$7,127	$8,459	$11,875
The following table summarizes our restricted stock unit activity for the six months ended June 30, 2023 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2022	384.4	$144
Units granted	200.3	103
Units vested	(70.1)	143
Units forfeited	(33.1)	138
Outstanding as of June 30, 2023	481.5	128
Scheduled vesting for outstanding restricted stock units as of June 30, 2023, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Scheduled vesting — restricted stock units	70.7	224.5	128.6	47.0	7.4	3.3	481.5
As of June 30, 2023, there was $28.0 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.0 year. The estimated forfeiture rate as of December 31, 2022 and June 30, 2023 was 26.5% and 26.3%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.

Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Total beginning stockholders’ equity	$134,001	$154,526	$138,245	$146,043

Beginning common stock	107	108	106	108
Stock-based compensation and issuance of employee benefit plan stock	—	—	1	—
Ending common stock	107	108	107	108

Beginning treasury stock	(4,503)	(7,837)	(1,837)	(7,837)
Common stock repurchased	(3,334)	—	(6,000)	—
Ending treasury stock	(7,837)	(7,837)	(7,837)	(7,837)

Beginning additional paid-in capital	58,691	79,863	55,437	75,066
Stock-based compensation and issuance of employee benefit plan stock	5,180	7,033	8,434	11,830
Ending additional paid-in capital	63,871	86,896	63,871	86,896

Beginning accumulated other comprehensive income (loss)	(2,365)	(3,973)	(1,376)	(4,487)
Other comprehensive income (loss)	(2,417)	293	(3,406)	807
Ending accumulated other comprehensive income (loss)	(4,782)	(3,680)	(4,782)	(3,680)

Beginning retained earnings	82,071	86,365	85,915	83,193
Net income (loss)	(2,028)	6,750	(5,872)	9,922
Ending retained earnings	80,043	93,115	80,043	93,115

Total ending stockholders’ equity	$131,402	$168,602	$131,402	$168,602
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
Our income tax benefit for the six months ended June 30, 2022 was $2.1 billion, which included $3.2 billion of net discrete tax benefits primarily attributable to a valuation loss related to our equity investment in Rivian. Our income tax provision for the six months ended June 30, 2023 was $1.8 billion, which included $306 million of net discrete tax benefits, consisting of $805 million resulting from a change in the estimated qualifying expenditures associated with our 2022 U.S.

federal R&D credit and a related increase in our foreign income deduction tax benefit, partially offset by discrete tax expense related to shortfalls from stock-based compensation.
Cash paid for income taxes, net of refunds was $3.1 billion and $3.7 billion in Q2 2022 and Q2 2023, and $3.6 billion and $4.4 billion for the six months ended June 30, 2022 and 2023.
As of December 31, 2022 and June 30, 2023, tax contingencies were approximately $4.0 billion and $5.0 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
Note 8 — SEGMENT INFORMATION
We have organized our operations into three segments: North America, International, and AWS. We allocate to segment results the operating expenses “Fulfillment,” “Technology and infrastructure,” “Sales and marketing,” and “General and administrative” based on usage, which is generally reflected in the segment in which the costs are incurred. The majority of technology costs recorded in “Technology and infrastructure” are incurred in the U.S. and are included in our North America and AWS segments. The majority of infrastructure costs recorded in “Technology and infrastructure” are allocated to the AWS segment based on usage. There are no internal revenue transactions between our reportable segments. These segments reflect the way our chief operating decision maker evaluates the Company’s business performance and manages its operations.
North America
The North America segment primarily consists of amounts earned from retail sales of consumer products (including from sellers) and advertising and subscription services through North America-focused online and physical stores. This segment includes export sales from these online stores.

International
The International segment primarily consists of amounts earned from retail sales of consumer products (including from sellers) and advertising and subscription services through internationally-focused online stores. This segment includes export sales from these internationally-focused online stores (including export sales from these online stores to customers in the U.S., Mexico, and Canada), but excludes export sales from our North America-focused online stores.
AWS
The AWS segment consists of amounts earned from global sales of compute, storage, database, and other services for start-ups, enterprises, government agencies, and academic institutions.
Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
North America
Net sales	$74,430	$82,546	$143,674	$159,427
Operating expenses	75,057	79,335	145,869	155,318
Operating income (loss)	$(627)	$3,211	$(2,195)	$4,109

International
Net sales	$27,065	$29,697	$55,824	$58,820
Operating expenses	28,836	30,592	58,876	60,962
Operating loss	$(1,771)	$(895)	$(3,052)	$(2,142)

AWS
Net sales	$19,739	$22,140	$38,180	$43,494
Operating expenses	14,024	16,775	25,947	33,006
Operating income	$5,715	$5,365	$12,233	$10,488

Consolidated
Net sales	$121,234	$134,383	$237,678	$261,741
Operating expenses	117,917	126,702	230,692	249,286
Operating income	3,317	7,681	6,986	12,455
Total non-operating expense	(5,970)	(118)	(14,904)	(773)
Benefit (provision) for income taxes	637	(804)	2,059	(1,752)
Equity-method investment activity, net of tax	(12)	(9)	(13)	(8)
Net income (loss)	$(2,028)	$6,750	$(5,872)	$9,922

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net Sales:
Online stores (1)	$50,855	$52,966	$101,984	$104,062
Physical stores (2)	4,721	5,024	9,312	9,919
Third-party seller services (3)	27,376	32,332	52,711	62,152
Subscription services (4)	8,716	9,894	17,126	19,551
Advertising services (5)	8,757	10,683	16,634	20,192
AWS	19,739	22,140	38,180	43,494
Other (6)	1,070	1,344	1,731	2,371
Consolidated	$121,234	$134,383	$237,678	$261,741
____________________________
(1)Includes product sales and digital media content where we record revenue gross. We leverage our retail infrastructure to offer a wide selection of consumable and durable goods that includes media products available in both a physical and digital format, such as books, videos, games, music, and software. These product sales include digital products sold on a transactional basis. Digital media content subscriptions that provide unlimited viewing or usage rights are included in “Subscription services.”
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
(6)Includes sales related to various other offerings, such as certain licensing and distribution of video content, health care services, and shipping services, and our co-branded credit card agreements.

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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2023, we would have recorded an additional cost of sales of approximately $385 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2023	2022	2023	2022	2023
Cash provided by (used in):
Operating activities	$8,965	$16,476	$6,175	$21,264	$35,574	$61,841
Investing activities	(12,078)	(9,673)	(11,172)	(25,479)	(38,580)	(51,908)
Financing activities	4,626	(6,539)	6,616	(185)	740	2,917
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $70.0 billion and $64.0 billion as of December 31, 2022 and June 30, 2023. Amounts held in foreign currencies were $18.3 billion and $14.8 billion as of December 31, 2022 and June 30, 2023. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupee, and Japanese Yen.
Cash provided by (used in) operating activities was $9.0 billion and $16.5 billion for Q2 2022 and Q2 2023, and $6.2 billion and $21.3 billion for the six months ended June 30, 2022 and 2023. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow for the trailing twelve months ended June 30, 2023, compared to the comparable prior year period, was due to changes in net income (loss), excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(12.1) billion and $(9.7) billion for Q2 2022 and Q2 2023, and $(11.2) billion and $(25.5) billion for the six months ended June 30, 2022 and 2023, with the variability caused primarily by purchases, sales, and maturities of marketable securities. Cash capital expenditures were $14.1 billion and $10.4 billion during Q2 2022 and Q2 2023, and $27.8 billion and $23.5 billion for the six months ended June 30, 2022 and 2023, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network. We expect cash capital expenditures to decrease in 2023, primarily due to lower spending on our fulfillment network. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $259 million and $316 million during Q2 2022 and Q2 2023, and $6.6 billion and $3.8 billion for the six months ended June 30, 2022 and 2023. We funded the acquisitions of MGM Holdings Inc. in 2022 and One Medical in 2023 with cash on hand. We expect to fund the acquisition of iRobot Corporation with cash on hand.

Cash provided by (used in) financing activities was $4.6 billion and $(6.5) billion for Q2 2022 and Q2 2023, and $6.6 billion and $(185) million for the six months ended June 30, 2022 and 2023. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $17.7 billion and $4.4 billion for Q2 2022 and Q2 2023, and $31.4 billion and $17.2 billion for the six months ended June 30, 2022 and 2023. Cash outflows from financing activities resulted from repurchases of common stock in 2022, payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $13.1 billion and $10.9 billion in Q2 2022 and Q2 2023, and $24.8 billion and $17.4 billion for the six months ended June 30, 2022 and 2023. Property and equipment acquired under finance leases was $61 million and $240 million during Q2 2022 and Q2 2023, and $227 million and $248 million for the six months ended June 30, 2022 and 2023.
We had no borrowings outstanding under the two unsecured revolving credit facilities, $4.4 billion of borrowings outstanding under the commercial paper programs, $972 million of borrowings outstanding under our Credit Facility, and $8.0 billion of borrowings outstanding under the Term Loan as of June 30, 2023. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing us to expense a portion of qualified property, primarily equipment. These enhanced deductions are scheduled to phase out annually from 2023 through 2026. Additionally, effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. As a result, we expect the cash taxes we pay in 2023 to increase significantly. Cash taxes paid (net of refunds) were $3.1 billion and $3.7 billion for Q2 2022 and Q2 2023, and $3.6 billion and $4.4 billion for the six months ended June 30, 2022 and 2023.
As of December 31, 2022 and June 30, 2023, restricted cash, cash equivalents, and marketable securities were $365 million and $538 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including inflation, increased interest rates, significant capital market and supply chain volatility, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, changes in fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We also expect the current macroeconomic environment and enterprise customer cost optimization efforts to impact our AWS revenue growth rates. We expect some or all of these factors to continue to impact our operations into Q3 2023.
Net Sales
Net sales include product and service sales. Product sales represent revenue from the sale of products and related shipping fees and digital media content where we record revenue gross. Service sales primarily represent third-party seller fees, which includes commissions and any related fulfillment and shipping fees, AWS sales, advertising services, Amazon Prime membership fees, and certain digital media content subscriptions. Net sales information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net Sales:
North America	$74,430	$82,546	$143,674	$159,427
International	27,065	29,697	55,824	58,820
AWS	19,739	22,140	38,180	43,494
Consolidated	$121,234	$134,383	$237,678	$261,741
Year-over-year Percentage Growth (Decline):
North America	10%	11%	9%	11%
International	(12)	10	(9)	5
AWS	33	12	35	14
Consolidated	7	11	7	10
Year-over-year Percentage Growth (Decline), excluding the effect of foreign exchange rates:
North America	10%	11%	9%	11%
International	(1)	10	0	10
AWS	33	12	35	14
Consolidated	10	11	10	11
Net sales mix:
North America	62%	61%	60%	61%
International	22	22	24	22
AWS	16	17	16	17
Consolidated	100%	100%	100%	100%
Sales increased 11% in Q2 2023, and 10% for the six months ended June 30, 2023 compared to the comparable prior year periods. Changes in foreign exchange rates reduced net sales by $285 million for Q2 2023, and by $2.7 billion for the six months ended June 30, 2023. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 11% in Q2 2023, and 11% for the six months ended June 30, 2023 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, primarily by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers.

International sales increased 10% in Q2 2023, and 5% for the six months ended June 30, 2023 compared to the comparable prior year periods, primarily due to increased unit sales, primarily by third-party sellers, advertising sales, and subscription services, partially offset by the impact of changes in foreign exchange rates. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers. Changes in foreign exchange rates reduced International net sales by $180 million for Q2 2023, and by $2.4 billion for the six months ended June 30, 2023.
AWS sales increased 12% in Q2 2023, and 14% for the six months ended June 30, 2023 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes, primarily driven by long-term customer contracts.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Operating Income (Loss)
North America	$(627)	$3,211	$(2,195)	$4,109
International	(1,771)	(895)	(3,052)	(2,142)
AWS	5,715	5,365	12,233	10,488
Consolidated	$3,317	$7,681	$6,986	$12,455
Operating income increased from $3.3 billion in Q2 2022 to $7.7 billion in Q2 2023, and increased from $7.0 billion for the six months ended June 30, 2022 to $12.5 billion for the six months ended June 30, 2023. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The North America operating income in Q2 2023 and for the six months ended June 30, 2023, as compared to the operating loss in the comparable prior year periods, is primarily due to increased unit sales and increased advertising sales, partially offset by increased technology and infrastructure costs, increased shipping and fulfillment costs, and growth in certain operating expenses. Changes in foreign exchange rates negatively impacted operating income by $7 million for Q2 2023, and positively impacted operating income by $34 million for the six months ended June 30, 2023.
The decrease in International operating loss in absolute dollars in Q2 2023 and for the six months ended June 30, 2023, compared to the comparable prior year periods, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment and shipping costs, increased technology and infrastructure costs, and growth in certain operating expenses. Changes in foreign exchange rates positively impacted operating loss by $32 million for Q2 2023, and negatively impacted operating loss by $142 million for the six months ended June 30, 2023.
The decrease in AWS operating income in absolute dollars in Q2 2023 and for the six months ended June 30, 2023, compared to the comparable prior year periods, is primarily due to increased payroll and related expenses and spending on technology infrastructure, both of which were primarily driven by additional investments to support AWS business growth, partially offset by increased sales. Changes in foreign exchange rates positively impacted operating income by $79 million for Q2 2023, and by $351 million for the six months ended June 30, 2023.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Operating expenses:
Cost of sales	$66,424	$69,373	$132,923	$137,164
Fulfillment	20,342	21,305	40,613	42,210
Technology and infrastructure	18,072	21,931	32,914	42,381
Sales and marketing	10,086	10,745	18,406	20,917
General and administrative	2,903	3,202	5,497	6,245
Other operating expense (income), net	90	146	339	369
Total operating expenses	$117,917	$126,702	$230,692	$249,286
Year-over-year Percentage Growth:
Cost of sales	4%	4%	5%	3%
Fulfillment	15	5	19	4
Technology and infrastructure	30	21	25	29
Sales and marketing	34	7	34	14
General and administrative	35	10	33	14
Other operating expense (income), net	673	63	588	9
Percent of Net Sales:
Cost of sales	54.8%	51.6%	55.9%	52.4%
Fulfillment	16.8	15.9	17.1	16.1
Technology and infrastructure	14.9	16.3	13.8	16.2
Sales and marketing	8.3	8.0	7.7	8.0
General and administrative	2.4	2.4	2.3	2.4
Other operating expense (income), net	0.1	0.1	0.1	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in Q2 2023 and for the six months ended June 30, 2023, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by fulfillment network efficiencies. Changes in foreign exchange rates reduced cost of sales by $208 million for Q2 2023, and by $1.8 billion for the six months ended June 30, 2023.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $19.3 billion and $20.5 billion in Q2 2022 and Q2 2023, and $38.9 billion and $40.4 billion for the six months ended June 30, 2022 and 2023. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
Costs to operate our AWS segment are primarily classified as “Technology and infrastructure” as we leverage a shared infrastructure that supports both our internal technology requirements and external sales to AWS customers.
Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International fulfillment centers, physical stores, and customer service centers and payment processing costs. While AWS payment processing and related transaction costs are included in “Fulfillment,” AWS costs are primarily classified as “Technology and infrastructure.” Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, the extent to which third-party sellers utilize Fulfillment by Amazon services, timing of fulfillment network and physical store expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, sales by our sellers have higher payment processing and related transaction costs as a percentage of net sales compared to our retail sales because payment processing costs are based on the gross purchase price of underlying transactions.
The increase in fulfillment costs in absolute dollars in Q2 2023 and for the six months ended June 30, 2023, compared to the comparable prior year periods, is primarily due to increased sales, partially offset by fulfillment network efficiencies. Changes in foreign exchange rates reduced fulfillment costs by $35 million for Q2 2023, and by $431 million for the six months ended June 30, 2023.
We seek to expand our fulfillment network to accommodate a greater selection and in-stock inventory levels and to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We regularly evaluate our facility requirements.
Technology and Infrastructure
Technology and infrastructure costs include payroll and related expenses for employees involved in the research and development of new and existing products and services, development, design, and maintenance of our stores, curation and display of products and services made available in our online stores, and infrastructure costs. Infrastructure costs include servers, networking equipment, and data center related depreciation and amortization, rent, utilities, and other expenses necessary to support AWS and other Amazon businesses. Collectively, these costs reflect the investments we make in order to offer a wide variety of products and services to our customers, including expenditures related to initiatives to build and deploy innovative and efficient software and electronic devices and the development of a satellite network for global broadband service and autonomous vehicles for ride-hailing services.
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add employees and infrastructure. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in absolute dollars in Q2 2023 and for the six months ended June 30, 2023, compared to the comparable prior year periods, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on infrastructure. Changes in foreign exchange rates reduced technology and infrastructure costs by $95 million for Q2 2023, and by $399 million for the six months ended June 30, 2023. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2022 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
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
The increase in sales and marketing costs in absolute dollars in Q2 2023 and for the six months ended June 30, 2023, compared to the comparable prior year periods, is primarily due to increased payroll and related expenses for personnel engaged in marketing and selling activities.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q2 2023 and for the six months ended June 30, 2023, compared to the comparable prior year periods, is primarily due to an increase in payroll and related expenses.

Other Operating Expense (Income), Net
Other operating expense (income), net was $90 million and $146 million for Q2 2022 and Q2 2023, and $339 million and $369 million for the six months ended June 30, 2022 and 2023, and was primarily related to asset impairments for physical store closures in 2022 and for fulfillment network facilities in 2023, and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $159 million and $661 million during Q2 2022 and Q2 2023, and $267 million and $1.3 billion for the six months ended June 30, 2022 and 2023, primarily due to an increase in prevailing rates. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term marketable debt securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $584 million and $840 million during Q2 2022 and Q2 2023, and $1.1 billion and $1.7 billion for the six months ended June 30, 2022 and 2023, and was primarily related to debt and finance leases. See Item 1 of Part I, “Financial Statements — Note 3 — Leases and Note 5 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(5.5) billion and $61 million during Q2 2022 and Q2 2023, and $(14.1) billion and $(382) million for the six months ended June 30, 2022 and 2023. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net is a marketable equity securities valuation gain (loss) of $(3.9) billion and $187 million in Q2 2022 and Q2 2023, and $(11.5) billion and $(280) million for the six months ended June 30, 2022 and 2023, from our equity investment in Rivian.
Income Taxes
Our income tax benefit for the six months ended June 30, 2022 was $2.1 billion, which included $3.2 billion of net discrete tax benefits primarily attributable to a valuation loss related to our equity investment in Rivian. Our income tax provision for the six months ended June 30, 2023 was $1.8 billion, which included $306 million of net discrete tax benefits. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2022 and 2023 (in millions):

	Twelve Months Ended June 30,
	2022	2023
Net cash provided by (used in) operating activities	$35,574	$61,841
Purchases of property and equipment, net of proceeds from sales and incentives	(59,061)	(53,963)
Free cash flow	$(23,487)	$7,878

Net cash provided by (used in) investing activities	$(38,580)	$(51,908)
Net cash provided by (used in) financing activities	$740	$2,917

Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2022 and 2023 (in millions):

	Twelve Months Ended June 30,
	2022	2023
Net cash provided by (used in) operating activities	$35,574	$61,841
Purchases of property and equipment, net of proceeds from sales and incentives	(59,061)	(53,963)
Free cash flow	(23,487)	7,878
Principal repayments of finance leases	(9,789)	(5,705)
Principal repayments of financing obligations	(205)	(244)
Free cash flow less principal repayments of finance leases and financing obligations	$(33,481)	1,929

Net cash provided by (used in) investing activities	$(38,580)	$(51,908)
Net cash provided by (used in) financing activities	$740	$2,917
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases, net of remeasurements and modifications,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2022 and 2023 (in millions):

	Twelve Months Ended June 30,
	2022	2023
Net cash provided by (used in) operating activities	$35,574	$61,841
Purchases of property and equipment, net of proceeds from sales and incentives	(59,061)	(53,963)
Free cash flow	(23,487)	7,878
Equipment acquired under finance leases (1)	(1,621)	(269)
Principal repayments of all other finance leases (2)	(751)	(631)
Principal repayments of financing obligations	(205)	(244)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$(26,064)	$6,734

Net cash provided by (used in) investing activities	$(38,580)	$(51,908)
Net cash provided by (used in) financing activities	$740	$2,917
___________________
(1)For the twelve months ended June 30, 2022 and 2023, this amount relates to equipment included in “Property and equipment acquired under finance leases, net of remeasurements and modifications” of $3,579 million and $696 million.
(2)For the twelve months ended June 30, 2022 and 2023, this amount relates to property included in “Principal repayments of finance leases” of $9,789 million and $5,705 million.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2022			2023			2022			2023
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$121,234	$3,599	$124,833	$134,383	$285	$134,668	$237,678	$5,440	$243,118	$261,741	$2,721	$264,462
Operating expenses	117,917	3,764	121,681	126,702	389	127,091	230,692	5,731	236,423	249,286	2,964	252,250
Operating income	3,317	(165)	3,152	7,681	(104)	7,577	6,986	(291)	6,695	12,455	(243)	12,212
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on August 3, 2023, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of August 3, 2023, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Third Quarter 2023 Guidance
•Net sales are expected to be between $138.0 billion and $143.0 billion, or to grow between 9% and 13% compared with third quarter 2022. This guidance anticipates a favorable impact of approximately 120 basis points from foreign exchange rates.
•Operating income is expected to be between $5.5 billion and $8.5 billion, compared with $2.5 billion in third quarter 2022.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our long-term debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term marketable debt securities. Marketable debt securities with fixed interest rates may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.
Foreign Exchange Risk
During Q2 2023, net sales from our International segment accounted for 22% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q2 2023 decreased by $180 million in comparison with Q2 2022.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2023, of $14.8 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $740 million, $1.5 billion, and $3.0 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of June 30, 2023, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $245 million, $490 million, and $985 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of June 30, 2023, our recorded value in equity and equity warrant investments in public and private companies was $6.8 billion. Our equity and equity warrant investments in publicly traded companies, which include our equity investment in Rivian, represent $4.5 billion of our investments as of June 30, 2023, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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

•the extent to which we invest in technology and infrastructure, fulfillment, and other expense categories;
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
On May 5, 2023, Adam Selipsky, CEO Amazon Web Services, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 136,996 shares of Amazon.com, Inc. common stock between August 15, 2023 and July 18, 2024, subject to certain conditions.
On May 15, 2023, Brian Olsavsky, Senior Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 33,600 shares of Amazon.com, Inc. common stock between August 21, 2023 and November 28, 2023, subject to certain conditions.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: August 3, 2023