Form 10-Q
period 2023-09-30
AMAZON COM INC
filed 2023-10-27
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,334,030,586 shares of common stock, par value $0.01 per share, outstanding as of October 18, 2023

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2023	2022	2023	2022	2023
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$37,700	$50,067	$36,477	$54,253	$30,177	$35,178
OPERATING ACTIVITIES:
Net income (loss)	2,872	9,879	(3,000)	19,801	11,323	20,079
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	10,327	12,131	29,236	34,843	39,103	47,528
Stock-based compensation	5,556	5,829	14,015	17,704	17,695	23,310
Non-operating expense (income), net	(1,272)	(990)	13,521	(409)	1,589	3,036
Deferred income taxes	(825)	(1,196)	(4,781)	(4,412)	(8,404)	(7,779)
Changes in operating assets and liabilities:
Inventories	732	808	(5,772)	(1,194)	(7,687)	1,986
Accounts receivable, net and other	(4,794)	(6,718)	(13,109)	(10,364)	(19,665)	(19,152)
Accounts payable	(1,226)	2,820	(6,907)	(5,415)	1,082	4,437
Accrued expenses and other	(20)	(1,321)	(7,335)	(9,022)	1,998	(3,245)
Unearned revenue	54	(25)	1,711	949	2,631	1,454
Net cash provided by (used in) operating activities	11,404	21,217	17,579	42,481	39,665	71,654
INVESTING ACTIVITIES:
Purchases of property and equipment	(16,378)	(12,479)	(47,053)	(38,141)	(65,988)	(54,733)
Proceeds from property and equipment sales and incentives	1,337	1,181	4,172	3,361	6,637	4,513
Acquisitions, net of cash acquired, non-marketable investments, and other	(885)	(1,629)	(7,485)	(5,458)	(7,866)	(6,289)
Sales and maturities of marketable securities	557	1,393	25,918	4,059	38,455	9,742
Purchases of marketable securities	(239)	(219)	(2,332)	(1,053)	(10,598)	(1,286)
Net cash provided by (used in) investing activities	(15,608)	(11,753)	(26,780)	(37,232)	(39,360)	(48,053)
FINANCING ACTIVITIES:
Common stock repurchased	—	—	(6,000)	—	(6,000)	—
Proceeds from short-term debt, and other	12,338	216	30,946	17,395	33,613	28,002
Repayments of short-term debt, and other	(7,916)	(8,095)	(21,757)	(19,339)	(24,416)	(35,136)
Proceeds from long-term debt	107	—	12,931	—	13,131	8,235
Repayments of long-term debt	—	—	(1)	(3,386)	(1,002)	(4,643)
Principal repayments of finance leases	(1,465)	(1,005)	(6,301)	(3,605)	(8,561)	(5,245)
Principal repayments of financing obligations	(48)	(64)	(186)	(198)	(233)	(260)
Net cash provided by (used in) financing activities	3,016	(8,948)	9,632	(9,133)	6,532	(9,047)
Foreign currency effect on cash, cash equivalents, and restricted cash	(1,334)	(502)	(1,730)	(288)	(1,836)	349
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,522)	14	(1,299)	(4,172)	5,001	14,903
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$35,178	$50,081	$35,178	$50,081	$35,178	$50,081
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net product sales	$59,340	$63,171	$172,370	$179,184
Net service sales	67,761	79,912	192,409	225,640
Total net sales	127,101	143,083	364,779	404,824
Operating expenses:
Cost of sales	70,268	75,022	203,191	212,186
Fulfillment	20,583	22,314	61,196	64,524
Technology and infrastructure	19,485	21,203	52,399	63,584
Sales and marketing	11,014	10,551	29,420	31,468
General and administrative	3,061	2,561	8,558	8,806
Other operating expense (income), net	165	244	504	613
Total operating expenses	124,576	131,895	355,268	381,181
Operating income	2,525	11,188	9,511	23,643
Interest income	277	776	544	2,048
Interest expense	(617)	(806)	(1,673)	(2,469)
Other income (expense), net	759	1,031	(13,356)	649
Total non-operating income (expense)	419	1,001	(14,485)	228
Income (loss) before income taxes	2,944	12,189	(4,974)	23,871
Benefit (provision) for income taxes	(69)	(2,306)	1,990	(4,058)
Equity-method investment activity, net of tax	(3)	(4)	(16)	(12)
Net income (loss)	$2,872	$9,879	$(3,000)	$19,801
Basic earnings per share	$0.28	$0.96	$(0.29)	$1.93
Diluted earnings per share	$0.28	$0.94	$(0.29)	$1.89
Weighted-average shares used in computation of earnings per share:
Basic	10,191	10,322	10,178	10,286
Diluted	10,331	10,558	10,178	10,452
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net income (loss)	$2,872	$9,879	$(3,000)	$19,801
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $76, $36, $136, and $4	(2,142)	(1,388)	(4,661)	(738)
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $(4), $(18), $(3), and $(52)	(195)	62	(1,095)	174
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, $0, and $(15)	4	3	17	48
Net unrealized gains (losses) on available-for-sale debt securities	(191)	65	(1,078)	222
Total other comprehensive income (loss)	(2,333)	(1,323)	(5,739)	(516)
Comprehensive income (loss)	$539	$8,556	$(8,739)	$19,285
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2022	September 30, 2023
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,888	$49,605
Marketable securities	16,138	14,564
Inventories	34,405	35,406
Accounts receivable, net and other	42,360	43,420
Total current assets	146,791	142,995
Property and equipment, net	186,715	196,468
Operating leases	66,123	70,758
Goodwill	20,288	22,749
Other assets	42,758	53,913
Total assets	$462,675	$486,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,600	$72,004
Accrued expenses and other	62,566	58,812
Unearned revenue	13,227	14,398
Total current liabilities	155,393	145,214
Long-term lease liabilities	72,968	75,891
Long-term debt	67,150	61,098
Other long-term liabilities	21,121	21,707
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 10,757 and 10,845 shares issued; 10,242 and 10,330 shares outstanding)	108	108
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	75,066	92,711
Accumulated other comprehensive income (loss)	(4,487)	(5,003)
Retained earnings	83,193	102,994
Total stockholders’ equity	146,043	182,973
Total liabilities and stockholders’ equity	$462,675	$486,883
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
For the nine months ended September 30, 2023, we recorded approximately $500 million of estimated severance costs primarily related to planned role eliminations. These charges were recorded primarily in “Technology and infrastructure,” “Sales and marketing,” and “General and administrative” on our consolidated statements of operations and included approximately $280 million recorded within our AWS segment.
For the nine months ended September 30, 2022 and 2023, we recorded approximately $350 million and $420 million of impairments of property and equipment and operating leases primarily related to physical stores in 2022 and fulfillment network facilities and physical stores in 2023. These charges were recorded in “Other operating expense (income), net” on our consolidated statements of operations and primarily impacted our North America segment. For the nine months ended September 30, 2022 and 2023, we also recorded expenses of approximately $300 million and $200 million primarily in “Fulfillment” in 2022 and “Cost of sales” and “Fulfillment” in 2023, on our consolidated statements of operations primarily relating to terminating contracts for certain leases not yet commenced as well as other purchase commitments, which primarily impacted our North America segment.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2023	2022	2023	2022	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$304	$465	$932	$1,821	$1,299	$2,450
Cash paid for operating leases	1,813	2,692	6,268	7,687	7,961	10,052
Cash paid for interest on finance leases	88	76	290	234	404	318
Cash paid for interest on financing obligations	39	50	152	150	189	205
Cash paid for income taxes, net of refunds	742	2,628	4,340	6,982	4,674	8,677
Assets acquired under operating leases	6,755	3,345	14,031	11,075	19,839	15,844
Property and equipment acquired under finance leases, net of remeasurements and modifications	131	183	358	431	1,966	748
Property and equipment recognized during the construction period of build-to-suit lease arrangements	526	93	2,877	308	4,847	618
Property and equipment derecognized after the construction period of build-to-suit lease arrangements, with the associated leases recognized as operating	2,195	492	3,307	1,212	3,363	3,063
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Shares used in computation of basic earnings per share	10,191	10,322	10,178	10,286
Total dilutive effect of outstanding stock awards	140	236	—	166
Shares used in computation of diluted earnings per share	10,331	10,558	10,178	10,452
Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Marketable equity securities valuation gains (losses)	$1,039	$1,196	$(11,528)	$1,015
Equity warrant valuation gains (losses)	(170)	(27)	(1,606)	(188)
Upward adjustments relating to equity investments in private companies	11	7	76	33
Foreign currency gains (losses)	(103)	(94)	(206)	(15)
Other, net	(18)	(51)	(92)	(196)
Total other income (expense), net	759	1,031	(13,356)	649
Included in other income (expense), net is a marketable equity securities valuation gain (loss) of $1.1 billion and $1.2 billion in Q3 2022 and Q3 2023, and $(10.4) billion and $926 million for the nine months ended September 30, 2022 and 2023, from our equity investment in Rivian Automotive, Inc. (“Rivian”). Our investment in Rivian’s preferred stock was accounted for at cost, with adjustments for observable changes in prices or impairments, prior to Rivian’s initial public offering in November 2021, which resulted in the conversion of our preferred stock to Class A common stock. As of September 30, 2023, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 17% ownership interest, and an approximate 15% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles, and one of our employees serving on

Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, which is included in “Marketable securities” on our consolidated balance sheets, and had a fair value of $2.9 billion and $3.8 billion as of December 31, 2022 and September 30, 2023. The investment was subject to regulatory sales restrictions resulting in a discount for lack of marketability of approximately $800 million as of December 31, 2021, which expired in Q1 2022.
Required summarized financial information of Rivian as disclosed in its most recent SEC filings is as follows (in millions):

	Six Months Ended June 30,
	2022	2023
Revenues	$459	$1,782
Gross profit	(1,206)	(947)
Loss from operations	(3,287)	(2,718)
Net loss	(3,305)	(2,544)
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $2.8 billion and $2.6 billion as of December 31, 2022 and September 30, 2023.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and sellers, as well as prepaid expenses and other current assets. As of December 31, 2022 and September 30, 2023, customer receivables, net, were $26.6 billion and $28.1 billion, vendor receivables, net, were $6.9 billion and $6.3 billion, seller receivables, net, were $1.3 billion and $1.2 billion, and other receivables, net, were $3.1 billion and $2.5 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory. Prepaid expenses and other current assets were $4.5 billion and $5.3 billion as of December 31, 2022 and September 30, 2023.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $1.4 billion and $1.5 billion as of December 31, 2022 and September 30, 2023.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2022 and September 30, 2023 were $16.7 billion and $18.0 billion. The weighted average remaining life of our capitalized video content is 3.6 years. Total video and music expense was $4.2 billion and $4.6 billion in Q3 2022 and Q3 2023, and $11.4 billion and $13.0 billion for the nine months ended September 30, 2022 and 2023.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2022 was $16.1 billion, of which $10.9 billion was recognized as revenue during the nine months ended September 30, 2023. Included in “Other long-term liabilities” on our consolidated balance sheets was $2.9 billion and $2.7 billion of unearned revenue as of December 31, 2022 and September 30, 2023.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $133.0 billion as of September 30, 2023. The weighted-average remaining life of our long-term contracts is 3.5 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.

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
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2022 and September 30, 2023, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2022 and September 30, 2023.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2022	September 30, 2023
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,666	$10,090	$—	$—	$10,090
Level 1 securities:
Money market funds	27,899	20,424	—	—	20,424
Equity securities (1)	3,709				4,684
Level 2 securities:
Foreign government and agency securities	535	28	—	(1)	27
U.S. government and agency securities	2,146	3,322	—	(128)	3,194
Corporate debt securities	22,627	24,542	—	(287)	24,255
Asset-backed securities	2,572	1,892	—	(84)	1,808
Other debt securities	237	169	—	(6)	163
	$70,391	$60,467	$—	$(506)	$64,645
Less: Restricted cash, cash equivalents, and marketable securities (2)	(365)				(476)
Total cash, cash equivalents, and marketable securities	$70,026				$64,169
___________________
(1)The related unrealized gains (losses) recorded in “Other income (expense), net” were $1.0 billion and $1.2 billion in Q3 2022 and Q3 2023, and $(11.3) billion and $1.0 billion for the nine months ended September 30, 2022 and 2023.
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
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of September 30, 2023 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$43,198	$43,132
Due after one year through five years	5,623	5,284
Due after five years through ten years	453	429
Due after ten years	1,103	1,026
Total	$50,377	$49,871
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Non-Marketable Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2022 and September 30, 2023, these warrants had a fair value of $2.1 billion and $1.9 billion, with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
As of December 31, 2022 and September 30, 2023, equity investments not accounted for under the equity-method and without readily determinable fair values had a carrying value of $715 million and $753 million, with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.
Additionally, in September 2023 we invested in a $1.25 billion note from Anthropic, PBC, which is convertible to equity. We have an agreement that expires in Q1 2024 to invest up to an additional $2.75 billion in a second convertible note. We also have a commercial arrangement primarily for the provision of AWS cloud services and chips.
All non-marketable investments are recorded within “Other assets” on our consolidated balance sheets.

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2022	September 30, 2023
Cash and cash equivalents	$53,888	$49,605
Restricted cash included in accounts receivable, net and other	358	465
Restricted cash included in other assets	7	11
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$54,253	$50,081
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, office, data center, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $68.0 billion and $62.7 billion as of December 31, 2022 and September 30, 2023. Accumulated amortization associated with finance leases was $45.2 billion and $44.0 billion as of December 31, 2022 and September 30, 2023.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Operating lease cost	$2,236	$2,679	$6,472	$7,799
Finance lease cost:
Amortization of lease assets	1,496	1,439	4,586	4,524
Interest on lease liabilities	85	74	280	230
Finance lease cost	1,581	1,513	4,866	4,754
Variable lease cost	462	567	1,402	1,579
Total lease cost	$4,279	$4,759	$12,740	$14,132
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2022	September 30, 2023
Weighted-average remaining lease term – operating leases	11.6 years	11.4 years
Weighted-average remaining lease term – finance leases	10.3 years	11.7 years
Weighted-average discount rate – operating leases	2.8%	3.2%
Weighted-average discount rate – finance leases	2.3%	2.7%

Our lease liabilities were as follows (in millions):

	December 31, 2022
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$81,273	$18,019	$99,292
Less: imputed interest	(12,233)	(2,236)	(14,469)
Present value of lease liabilities	69,040	15,783	84,823
Less: current portion of lease liabilities	(7,458)	(4,397)	(11,855)
Total long-term lease liabilities	$61,582	$11,386	$72,968

	September 30, 2023
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$88,814	$14,574	$103,388
Less: imputed interest	(14,912)	(2,108)	(17,020)
Present value of lease liabilities	73,902	12,466	86,368
Less: current portion of lease liabilities	(8,092)	(2,385)	(10,477)
Total long-term lease liabilities	$65,810	$10,081	$75,891
Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of September 30, 2023 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt principal and interest	$810	$10,637	$7,326	$5,015	$10,399	$63,814	$98,001
Operating lease liabilities	3,245	9,977	9,390	8,678	7,879	49,645	88,814
Finance lease liabilities, including interest	871	2,178	1,428	1,349	1,088	7,660	14,574
Financing obligations, including interest (1)	118	468	461	468	476	6,765	8,756
Leases not yet commenced	284	1,963	1,750	1,888	1,956	18,069	25,910
Unconditional purchase obligations (2)	2,171	7,940	6,626	5,109	3,803	6,221	31,870
Other commitments (3)(4)	1,415	2,549	1,448	1,282	980	8,808	16,482
Total commitments	$8,914	$35,712	$28,429	$23,789	$26,581	$160,982	$284,407
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $266 million and $271 million are recorded within “Accrued expenses and other” and $6.7 billion and $6.6 billion are recorded within “Other long-term liabilities” as of December 31, 2022 and September 30, 2023. The weighted-average remaining term of the financing obligations was 17.9 years and 17.2 years and the weighted-average imputed interest rate was 3.1% as of December 31, 2022 and September 30, 2023.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2022 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023, as supplemented by the following:
Beginning in June 2019 with Wilcosky v. Amazon.com, Inc., now pending in the United States District Court for the Northern District of Illinois (“N.D. Ill.”), private litigants have filed a number of cases in U.S. federal and state courts, including Hogan v. Amazon.com, Inc. (N.D. Ill.), alleging, among other things, that Amazon’s collection, storage, use, retention, and protection of biometric identifiers violated the Illinois Biometric Information Privacy Act. The complaints allege purported classes of Illinois residents who had biometric identifiers collected through Amazon products or services, including Amazon Photos, Alexa, AWS cloud services, Ring, Amazon Connect, Amazon’s Flex driver app, and Amazon’s virtual try-on technology. The complaints seek certification as class actions, unspecified amounts of damages, injunctive relief, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
Beginning in March 2020, with Frame-Wilson v. Amazon.com, Inc. filed in the United States District Court for the Western District of Washington (“W.D. Wash.”), private litigants have filed a number of cases in the U.S. and Canada alleging, among other things, price fixing arrangements between Amazon.com, Inc. and vendors and third-party sellers in Amazon’s stores, monopolization and attempted monopolization, and consumer protection and unjust enrichment claims. Attorneys General for the District of Columbia and California brought similar suits in May 2021 and September 2022 in the Superior Court of the District of Columbia and the California Superior Court for the County of San Francisco, respectively. Some of the private cases include allegations of several distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. The complaints seek billions of dollars of alleged damages, treble damages, punitive damages, injunctive relief, civil penalties, attorneys’ fees, and costs. The Federal Trade Commission (“FTC”) and a number of state Attorneys General filed a similar lawsuit in September 2023 in the W.D. Wash. alleging violations of federal antitrust and state antitrust and consumer protection laws. That complaint alleges, among other things, that Amazon has a monopoly in markets for online superstores and marketplace services, and unlawfully maintains those monopolies through anticompetitive practices relating to our pricing policies, advertising practices, the structure of Prime, and promotion of our own products on our website. The complaint seeks injunctive and structural relief, an unspecified amount of damages, and costs. Amazon’s motions to dismiss were granted in part and denied in part in Frame-Wilson in March 2022 and March 2023, De Coster v. Amazon.com, Inc. (W.D. Wash.) in January 2023, and the California Attorney General’s lawsuit in March 2023. All three courts dismissed claims alleging that Amazon’s pricing policies are inherently illegal and denied dismissal of claims alleging that Amazon’s pricing policies are an unlawful restraint of trade. In March 2022, the DC Superior Court dismissed the DC Attorney General’s lawsuit in its entirety; the dismissal is under appeal. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of September 30, 2023, we had $66.5 billion of unsecured senior notes outstanding (the “Notes”) and $972 million of borrowings under our credit facility. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2022	September 30, 2023
2014 Notes issuance of $6.0 billion	2024 - 2044	3.80% - 4.95%	3.90% - 5.12%	4,000	4,000
2017 Notes issuance of $17.0 billion	2024 - 2057	2.80% - 5.20%	2.95% - 4.33%	16,000	15,000
2020 Notes issuance of $10.0 billion	2025 - 2060	0.80% - 2.70%	0.88% - 2.77%	10,000	9,000
2021 Notes issuance of $18.5 billion	2024 - 2061	0.45% - 3.25%	0.57% - 3.31%	18,500	17,500
April 2022 Notes issuance of $12.8 billion	2024 - 2062	2.73% - 4.10%	2.83% - 4.15%	12,750	12,750
December 2022 Notes issuance of $8.3 billion	2024 - 2032	4.55% - 4.70%	4.61% - 4.83%	8,250	8,250
Credit Facility				1,042	972
Total face value of long-term debt				70,542	67,472
Unamortized discount and issuance costs, net				(393)	(379)
Less: current portion of long-term debt				(2,999)	(5,995)
Long-term debt				$67,150	$61,098
___________________
(1) The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, and December 2022 Notes were 11.8, 14.4, 17.8, 13.3, 12.5, and 5.1 years as of September 30, 2023. The combined weighted-average remaining life of the Notes was 12.9 years as of September 30, 2023.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $61.4 billion and $56.7 billion as of December 31, 2022 and September 30, 2023, which is based on quoted prices for our debt as of those dates.
In January 2023, we entered into an $8.0 billion unsecured 364-day term loan with a syndicate of lenders (the “Term Loan”), which matures in January 2024 and bears interest at the Secured Overnight Financing Rate specified in the Term Loan plus 0.75%. If we exercise our option to extend the Term Loan’s maturity to January 2025, the interest rate spread will increase from 0.75% to 1.05%. As of September 30, 2023, $5.0 billion of the Term Loan was outstanding, which was included in “Accrued expenses and other” on our consolidated balance sheets and had an interest rate of 6.2%.
We have a $1.5 billion secured revolving credit facility with a lender that is secured by certain seller receivables, which we may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until August 2025, bears interest based on the daily Secured Overnight Financing Rate plus 1.25%, and has a commitment fee of up to 0.45% on the undrawn portion. There were $1.0 billion and $972 million of borrowings outstanding under the Credit Facility as of December 31, 2022 and September 30, 2023, which had an interest rate of 5.6% and 6.6%, respectively. As of December 31, 2022 and September 30, 2023, we have pledged $1.2 billion and $1.1 billion of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2022 and September 30, 2023.
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were $6.8 billion and $567 million of borrowings outstanding under the Commercial Paper Programs as of December 31, 2022 and September 30, 2023, which were included in “Accrued expenses and other” on our consolidated balance sheets and had a weighted-average effective interest rate, including issuance costs, of 4.5% and 5.1%, respectively. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We have a $10.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), with a term that extends to March 2025. It may be extended for up to three additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2022 and September 30, 2023.
We have a $10.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “Short-Term Credit Agreement”), which matures in November 2023 and may be extended for one additional period of 364 days if approved by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.05% on the undrawn portion. There were no borrowings outstanding under the Short-Term Credit Agreement as of December 31, 2022 and September 30, 2023.
We also utilize other short-term credit facilities for working capital purposes. There were $1.2 billion and $166 million of borrowings outstanding under these facilities as of December 31, 2022 and September 30, 2023, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $7.8 billion of unused letters of credit as of September 30, 2023.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration, which replaced the previous $5.0 billion stock repurchase authorization, approved by the Board of Directors in February 2016. We repurchased 46.2 million shares of our common stock for $6.0 billion during the nine months ended September 30, 2022 under these programs. There were no repurchases of our common stock during the nine months ended September 30, 2023. As of September 30, 2023, we have $6.1 billion remaining under the repurchase program.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.6 billion and 10.8 billion as of December 31, 2022 and September 30, 2023. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Cost of sales	$190	$193	$549	$609
Fulfillment	727	732	1,988	2,267
Technology and infrastructure	3,036	3,284	7,495	9,901
Sales and marketing	1,128	1,111	2,783	3,407
General and administrative	475	509	1,200	1,520
Total stock-based compensation expense	$5,556	$5,829	$14,015	$17,704
The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2023 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2022	384.4	$144
Units granted	210.9	105
Units vested	(87.4)	141
Units forfeited	(45.8)	137
Outstanding as of September 30, 2023	462.1	128
Scheduled vesting for outstanding restricted stock units as of September 30, 2023, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Scheduled vesting — restricted stock units	52.7	221.2	127.0	48.4	9.7	3.1	462.1

As of September 30, 2023, there was $23.3 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 0.9 years. The estimated forfeiture rate as of December 31, 2022 and September 30, 2023 was 26.5% and 26.3%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Total beginning stockholders’ equity	$131,402	$168,602	$138,245	$146,043

Beginning common stock	107	108	106	108
Stock-based compensation and issuance of employee benefit plan stock	—	—	1	—
Ending common stock	107	108	107	108

Beginning treasury stock	(7,837)	(7,837)	(1,837)	(7,837)
Common stock repurchased	—	—	(6,000)	—
Ending treasury stock	(7,837)	(7,837)	(7,837)	(7,837)

Beginning additional paid-in capital	63,871	86,896	55,437	75,066
Stock-based compensation and issuance of employee benefit plan stock	5,548	5,815	13,982	17,645
Ending additional paid-in capital	69,419	92,711	69,419	92,711

Beginning accumulated other comprehensive income (loss)	(4,782)	(3,680)	(1,376)	(4,487)
Other comprehensive income (loss)	(2,333)	(1,323)	(5,739)	(516)
Ending accumulated other comprehensive income (loss)	(7,115)	(5,003)	(7,115)	(5,003)

Beginning retained earnings	80,043	93,115	85,915	83,193
Net income (loss)	2,872	9,879	(3,000)	19,801
Ending retained earnings	82,915	102,994	82,915	102,994

Total ending stockholders’ equity	$137,489	$182,973	$137,489	$182,973
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
Our income tax benefit for the nine months ended September 30, 2022 was $2.0 billion, which included $3.3 billion of net discrete tax benefits primarily attributable to a valuation loss related to our equity investment in Rivian. Our income tax provision for the nine months ended September 30, 2023 was $4.1 billion, which included $175 million of net discrete tax expense, primarily consisting of discrete tax expense related to shortfalls from stock-based compensation and approximately $600 million of tax benefit resulting from a change in the estimated qualifying expenditures associated with our 2022 U.S. federal R&D credit.
Cash paid for income taxes, net of refunds was $742 million and $2.6 billion in Q3 2022 and Q3 2023, and $4.3 billion and $7.0 billion for the nine months ended September 30, 2022 and 2023.
As of December 31, 2022 and September 30, 2023, tax contingencies were approximately $4.0 billion and $5.0 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
In September 2022, the Luxembourg tax authority (“LTA”) denied the tax basis of certain intangible assets that we distributed from Luxembourg to the U.S. in 2021. When we are assessed by the LTA, we will need to remit taxes related to this matter. We believe the LTA’s position is without merit, we intend to defend ourselves vigorously in this matter, and we expect to recoup taxes paid.
The Indian tax authority (“ITA”) has asserted that tax applies to cloud services fees paid to Amazon in the U.S. We will need to remit taxes related to this matter until it is resolved, which payments could be significant in the aggregate. We believe the ITA’s position is without merit, we are defending our position vigorously in the Indian courts, and we expect to recoup taxes paid. If this matter is adversely resolved, we could recognize significant additional tax expense, including for taxes previously paid.
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
Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
North America
Net sales	$78,843	$87,887	$222,517	$247,314
Operating expenses	79,255	83,580	225,124	238,898
Operating income (loss)	$(412)	$4,307	$(2,607)	$8,416

International
Net sales	$27,720	$32,137	$83,544	$90,957
Operating expenses	30,186	32,232	89,062	93,194
Operating loss	$(2,466)	$(95)	$(5,518)	$(2,237)

AWS
Net sales	$20,538	$23,059	$58,718	$66,553
Operating expenses	15,135	16,083	41,082	49,089
Operating income	$5,403	$6,976	$17,636	$17,464

Consolidated
Net sales	$127,101	$143,083	$364,779	$404,824
Operating expenses	124,576	131,895	355,268	381,181
Operating income	2,525	11,188	9,511	23,643
Total non-operating income (expense)	419	1,001	(14,485)	228
Benefit (provision) for income taxes	(69)	(2,306)	1,990	(4,058)
Equity-method investment activity, net of tax	(3)	(4)	(16)	(12)
Net income (loss)	$2,872	$9,879	$(3,000)	$19,801

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net Sales:
Online stores (1)	$53,489	$57,267	$155,473	$161,329
Physical stores (2)	4,694	4,959	14,006	14,878
Third-party seller services (3)	28,666	34,342	81,377	96,494
Subscription services (4)	8,903	10,170	26,029	29,721
Advertising services (5)	9,548	12,060	26,182	32,252
AWS	20,538	23,059	58,718	66,553
Other (6)	1,263	1,226	2,994	3,597
Consolidated	$127,101	$143,083	$364,779	$404,824
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer demand and spending, inflation, interest rates, regional labor market constraints, world events, the rate of growth of the Internet, online commerce, cloud services, and new and emerging technologies, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, variability in demand, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, global economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2023, we would have recorded an additional cost of sales of approximately $375 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2023	2022	2023	2022	2023
Cash provided by (used in):
Operating activities	$11,404	$21,217	$17,579	$42,481	$39,665	$71,654
Investing activities	(15,608)	(11,753)	(26,780)	(37,232)	(39,360)	(48,053)
Financing activities	3,016	(8,948)	9,632	(9,133)	6,532	(9,047)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $70.0 billion and $64.2 billion as of December 31, 2022 and September 30, 2023. Amounts held in foreign currencies were $18.3 billion and $13.7 billion as of December 31, 2022 and September 30, 2023. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $11.4 billion and $21.2 billion for Q3 2022 and Q3 2023, and $17.6 billion and $42.5 billion for the nine months ended September 30, 2022 and 2023. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow for the trailing twelve months ended September 30, 2023, compared to the comparable prior year period, was due to an increase in net income (loss), excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(15.6) billion and $(11.8) billion for Q3 2022 and Q3 2023, and $(26.8) billion and $(37.2) billion for the nine months ended September 30, 2022 and 2023, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $15.0 billion and $11.3 billion during Q3 2022 and Q3 2023, and $42.9 billion and $34.8 billion for the nine months ended September 30, 2022 and 2023, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network. We expect cash capital expenditures to decrease in 2023, primarily due to lower spending on our fulfillment network. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $885 million and $1.6 billion during Q3 2022 and Q3 2023, and $7.5 billion and $5.5 billion for the nine months ended September 30, 2022 and 2023. We funded the acquisitions of

MGM Holdings Inc. in 2022 and One Medical in 2023 with cash on hand. We expect to fund the acquisition of iRobot Corporation with cash on hand. In Q3 2023, we invested $1.25 billion in a note from Anthropic, PBC, which is convertible into equity. We have an agreement that expires in Q1 2024 to invest up to an additional $2.75 billion in a second convertible note.
Cash provided by (used in) financing activities was $3.0 billion and $(8.9) billion for Q3 2022 and Q3 2023, and $9.6 billion and $(9.1) billion for the nine months ended September 30, 2022 and 2023. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $12.4 billion and $216 million for Q3 2022 and Q3 2023, and $43.9 billion and $17.4 billion for the nine months ended September 30, 2022 and 2023. Cash outflows from financing activities resulted from repurchases of common stock in 2022, payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $9.4 billion and $9.2 billion in Q3 2022 and Q3 2023, and $34.2 billion and $26.5 billion for the nine months ended September 30, 2022 and 2023. Property and equipment acquired under finance leases was $131 million and $183 million during Q3 2022 and Q3 2023, and $358 million and $431 million for the nine months ended September 30, 2022 and 2023.
We had no borrowings outstanding under the two unsecured revolving credit facilities, $567 million of borrowings outstanding under the commercial paper programs, $972 million of borrowings outstanding under our Credit Facility, and $5.0 billion of borrowings outstanding under the Term Loan as of September 30, 2023. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing us to expense a portion of qualified property, primarily equipment. These enhanced deductions are scheduled to phase out annually from 2023 through 2026. Additionally, effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. As a result, we expect the cash taxes we pay in 2023 to increase significantly. Cash taxes paid (net of refunds) were $742 million and $2.6 billion for Q3 2022 and Q3 2023, and $4.3 billion and $7.0 billion for the nine months ended September 30, 2022 and 2023.
As of December 31, 2022 and September 30, 2023, restricted cash, cash equivalents, and marketable securities were $365 million and $476 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including inflation, increased interest rates, significant capital market and supply chain volatility, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, changes in fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We also expect the current macroeconomic environment and enterprise customer cost optimization efforts to impact our AWS revenue growth rates. We expect some or all of these factors to continue to impact our operations into Q4 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net Sales:
North America	$78,843	$87,887	$222,517	$247,314
International	27,720	32,137	83,544	90,957
AWS	20,538	23,059	58,718	66,553
Consolidated	$127,101	$143,083	$364,779	$404,824
Year-over-year Percentage Growth (Decline):
North America	20%	11%	13%	11%
International	(5)	16	(8)	9
AWS	27	12	32	13
Consolidated	15	13	10	11
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	20%	11%	13%	11%
International	12	11	4	10
AWS	28	12	32	13
Consolidated	19	11	13	11
Net Sales Mix:
North America	62%	61%	61%	61%
International	22	23	23	23
AWS	16	16	16	16
Consolidated	100%	100%	100%	100%
Sales increased 13% in Q3 2023, and 11% for the nine months ended September 30, 2023 compared to the comparable prior year periods. Changes in foreign exchange rates increased net sales by $1.4 billion for Q3 2023, and reduced net sales by $1.3 billion for the nine months ended September 30, 2023. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 11% in Q3 2023, and 11% for the nine months ended September 30, 2023 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, primarily by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers.

International sales increased 16% in Q3 2023, and 9% for the nine months ended September 30, 2023 compared to the comparable prior year periods, primarily due to increased unit sales, primarily by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers. Changes in foreign exchange rates increased International net sales by $1.4 billion for Q3 2023, and reduced International net sales by $1.1 billion for the nine months ended September 30, 2023.
AWS sales increased 12% in Q3 2023, and 13% for the nine months ended September 30, 2023 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes, primarily driven by long-term customer contracts.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Operating Income (Loss)
North America	$(412)	$4,307	$(2,607)	$8,416
International	(2,466)	(95)	(5,518)	(2,237)
AWS	5,403	6,976	17,636	17,464
Consolidated	$2,525	$11,188	$9,511	$23,643
Operating income increased from $2.5 billion in Q3 2022 to $11.2 billion in Q3 2023, and increased from $9.5 billion for the nine months ended September 30, 2022 to $23.6 billion for the nine months ended September 30, 2023. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The North America operating income in Q3 2023, as compared to the operating loss in the comparable prior year period, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping and fulfillment costs. The North America operating income for the nine months ended September 30, 2023, as compared to the operating loss in the comparable prior year period, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping and fulfillment costs, increased technology and infrastructure costs, and growth in certain operating expenses. Changes in foreign exchange rates negatively impacted operating income by $27 million for Q3 2023, and positively impacted operating income by $7 million for the nine months ended September 30, 2023.
The decrease in International operating loss in absolute dollars in Q3 2023, compared to the comparable prior year period, is primarily due to increased unit sales and increased advertising sales. The decrease in International operating loss in absolute dollars for the nine months ended September 30, 2023, compared to the comparable prior year period, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment and shipping costs, increased technology and infrastructure costs, and growth in certain operating expenses. Changes in foreign exchange rates positively impacted operating loss by $228 million for Q3 2023, and by $86 million for the nine months ended September 30, 2023.
The increase in AWS operating income in absolute dollars in Q3 2023, compared to the comparable prior year period, is primarily due to increased sales and cost structure productivity, partially offset by spending on technology infrastructure, which was primarily driven by additional investments to support AWS business growth. The decrease in AWS operating income in absolute dollars for the nine months ended September 30, 2023, compared to the comparable prior year period, is primarily due to increased payroll and related expenses and spending on technology infrastructure, both of which were primarily driven by additional investments to support AWS business growth, partially offset by increased sales. Changes in foreign exchange rates negatively impacted operating income by $69 million for Q3 2023, and positively impacted operating income by $282 million for the nine months ended September 30, 2023.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Operating Expenses:
Cost of sales	$70,268	$75,022	$203,191	$212,186
Fulfillment	20,583	22,314	61,196	64,524
Technology and infrastructure	19,485	21,203	52,399	63,584
Sales and marketing	11,014	10,551	29,420	31,468
General and administrative	3,061	2,561	8,558	8,806
Other operating expense (income), net	165	244	504	613
Total operating expenses	$124,576	$131,895	$355,268	$381,181
Year-over-year Percentage Growth (Decline):
Cost of sales	12%	7%	7%	4%
Fulfillment	11	8	16	5
Technology and infrastructure	35	9	29	21
Sales and marketing	38	(4)	35	7
General and administrative	42	(16)	36	3
Other operating expense (income), net	(1,619)	48	1,210	22
Percent of Net Sales:
Cost of sales	55.3%	52.4%	55.7%	52.4%
Fulfillment	16.2	15.6	16.8	15.9
Technology and infrastructure	15.3	14.8	14.4	15.7
Sales and marketing	8.7	7.4	8.1	7.8
General and administrative	2.4	1.8	2.3	2.2
Other operating expense (income), net	0.1	0.2	0.1	0.2
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in Q3 2023 and for the nine months ended September 30, 2023, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by fulfillment network efficiencies and lower transportation rates. Changes in foreign exchange rates increased cost of sales by $818 million for Q3 2023, and reduced cost of sales by $1.0 billion for the nine months ended September 30, 2023.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery centers and transportation costs, were $19.9 billion and $21.8 billion in Q3 2022 and Q3 2023, and $58.8 billion and $62.2 billion for the nine months ended September 30, 2022 and 2023. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q3 2023 and for the nine months ended September 30, 2023, compared to the comparable prior year periods, is primarily due to increased sales, partially offset by fulfillment network efficiencies. Changes in foreign exchange rates increased fulfillment costs by $249 million for Q3 2023, and reduced fulfillment costs by $182 million for the nine months ended September 30, 2023.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add employees and infrastructure. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in absolute dollars in Q3 2023, compared to the comparable prior year period, is primarily due to an increase in spending on infrastructure. The increase in technology and infrastructure costs in absolute dollars for the nine months ended September 30, 2023, compared to the comparable prior year period, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on infrastructure. Changes in foreign exchange rates increased technology and infrastructure costs by $87 million for Q3 2023, and reduced technology and infrastructure costs by $312 million for the nine months ended September 30, 2023. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2022 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
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
The decrease in sales and marketing costs in absolute dollars in Q3 2023, compared to the comparable prior year period, is primarily due to lower marketing spend. The increase in sales and marketing costs in absolute dollars for the nine months ended September 30, 2023, compared to the comparable prior year period, is primarily due to increased payroll and related expenses for personnel engaged in marketing and selling activities.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
The decrease in general and administrative costs in absolute dollars in Q3 2023, compared to the comparable prior year period, is primarily due to a decrease in payroll and related expenses. The increase in general and administrative costs in absolute dollars for the nine months ended September 30, 2023, compared to the comparable prior year period, is primarily due to an increase in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $165 million and $244 million for Q3 2022 and Q3 2023, and $504 million and $613 million for the nine months ended September 30, 2022 and 2023, and was primarily related to asset impairments for physical store closures in 2022 and for fulfillment network facilities and physical store closures in 2023, and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $277 million and $776 million during Q3 2022 and Q3 2023, and $544 million and $2.0 billion for the nine months ended September 30, 2022 and 2023, primarily due to an increase in prevailing rates. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term marketable debt securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $617 million and $806 million during Q3 2022 and Q3 2023, and $1.7 billion and $2.5 billion for the nine months ended September 30, 2022 and 2023, and was primarily related to debt and finance leases. See Item 1 of Part I, “Financial Statements — Note 3 — Leases and Note 5 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $759 million and $1.0 billion during Q3 2022 and Q3 2023, and $(13.4) billion and $649 million for the nine months ended September 30, 2022 and 2023. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net is a marketable equity securities valuation gain (loss) of $1.1 billion and $1.2 billion in Q3 2022 and Q3 2023, and $(10.4) billion and $926 million for the nine months ended September 30, 2022 and 2023, from our equity investment in Rivian.
Income Taxes
Our income tax benefit for the nine months ended September 30, 2022 was $2.0 billion, which included $3.3 billion of net discrete tax benefits primarily attributable to a valuation loss related to our equity investment in Rivian. Our income tax provision for the nine months ended September 30, 2023 was $4.1 billion, which included $175 million of net discrete tax expense. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2022 and 2023 (in millions):

	Twelve Months Ended September 30,
	2022	2023
Net cash provided by (used in) operating activities	$39,665	$71,654
Purchases of property and equipment, net of proceeds from sales and incentives	(59,351)	(50,220)
Free cash flow	$(19,686)	$21,434

Net cash provided by (used in) investing activities	$(39,360)	$(48,053)
Net cash provided by (used in) financing activities	$6,532	$(9,047)
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2022 and 2023 (in millions):

	Twelve Months Ended September 30,
	2022	2023
Net cash provided by (used in) operating activities	$39,665	$71,654
Purchases of property and equipment, net of proceeds from sales and incentives	(59,351)	(50,220)
Free cash flow	(19,686)	21,434
Principal repayments of finance leases	(8,561)	(5,245)
Principal repayments of financing obligations	(233)	(260)
Free cash flow less principal repayments of finance leases and financing obligations	$(28,480)	15,929

Net cash provided by (used in) investing activities	$(39,360)	$(48,053)
Net cash provided by (used in) financing activities	$6,532	$(9,047)
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases, net of remeasurements and modifications,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2022 and 2023 (in millions):

	Twelve Months Ended September 30,
	2022	2023
Net cash provided by (used in) operating activities	$39,665	$71,654
Purchases of property and equipment, net of proceeds from sales and incentives	(59,351)	(50,220)
Free cash flow	(19,686)	21,434
Equipment acquired under finance leases (1)	(868)	(239)
Principal repayments of all other finance leases (2)	(706)	(694)
Principal repayments of financing obligations	(233)	(260)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$(21,493)	$20,241

Net cash provided by (used in) investing activities	$(39,360)	$(48,053)
Net cash provided by (used in) financing activities	$6,532	$(9,047)
___________________
(1)For the twelve months ended September 30, 2022 and 2023, this amount relates to equipment included in “Property and equipment acquired under finance leases, net of remeasurements and modifications” of $1,966 million and $748 million.
(2)For the twelve months ended September 30, 2022 and 2023, this amount relates to property included in “Principal repayments of finance leases” of $8,561 million and $5,245 million.
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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2022			2023			2022			2023
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$127,101	$5,046	$132,147	$143,083	$(1,384)	$141,699	$364,779	$10,486	$375,265	$404,824	$1,337	$406,161
Operating expenses	124,576	5,403	129,979	131,895	(1,252)	130,643	355,268	11,134	366,402	381,181	1,712	382,893
Operating income	2,525	(357)	2,168	11,188	(132)	11,056	9,511	(648)	8,863	23,643	(375)	23,268
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on October 26, 2023, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 26, 2023, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the Internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Fourth Quarter 2023 Guidance
•Net sales are expected to be between $160.0 billion and $167.0 billion, or to grow between 7% and 12% compared with fourth quarter 2022. This guidance anticipates a favorable impact of approximately 40 basis points from foreign exchange rates.
•Operating income is expected to be between $7.0 billion and $11.0 billion, compared with $2.7 billion in fourth quarter 2022.
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
Foreign Exchange Risk
During Q3 2023, net sales from our International segment accounted for 23% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q3 2023 increased by $1.4 billion in comparison with Q3 2022.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2023, of $13.7 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $685 million, $1.4 billion, and $2.7 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of September 30, 2023, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $270 million, $545 million, and $1.1 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of September 30, 2023, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $9.2 billion. Our equity and equity warrant investments in publicly traded companies, which include our equity investment in Rivian, represent $5.7 billion of our investments as of September 30, 2023, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
We are also subject to tax controversies in various jurisdictions that can result in tax assessments against us. Developments in an audit, investigation, or other tax controversy can have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. Due to the inherent complexity and uncertainty of these matters, interpretations of certain tax laws by authorities, and judicial, administrative, and regulatory processes in certain jurisdictions, the final outcome of any such controversy may be materially different from our expectations. For example, the Indian tax authority has asserted that tax applies to cloud services fees paid to Amazon in the U.S. We are contesting this position; however, if this matter is adversely resolved, we may be required to pay additional amounts with respect to current and prior periods and our taxes in the future could increase. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical tax accruals.

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
None.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: October 26, 2023