Form 10-K
period 2023-12-31
AMAZON COM INC
filed 2024-02-02
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023	$1,183,684,965,587
Number of shares of common stock outstanding as of January 24, 2024	10,387,381,291
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2023

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
Consumers
We serve consumers through our online and physical stores and focus on selection, price, and convenience. We design our stores to enable hundreds of millions of unique products to be sold by us and by third parties across dozens of product categories. Customers access our offerings through our websites, mobile apps, Alexa, devices, streaming, and physically visiting our stores. We also manufacture and sell electronic devices, including Kindle, Fire tablet, Fire TV, Echo, Ring, Blink, and eero, and we develop and produce media content. We seek to offer our customers low prices, fast and free delivery, easy-to-use functionality, and timely customer service. In addition, we offer subscription services such as Amazon Prime, a membership program that includes fast, free shipping on tens of millions of items, access to award-winning movies and series, and other benefits.
We fulfill customer orders in a number of ways, including through: North America and International fulfillment networks that we operate; co-sourced and outsourced arrangements in certain countries; digital delivery; and through our physical stores. We operate customer service centers globally, which are supplemented by co-sourced arrangements. See Item 2 of Part I, “Properties.”
Sellers
We offer programs that enable sellers to grow their businesses, sell their products in our stores, and fulfill orders using our services. We are not the seller of record in these transactions. We earn fixed fees, a percentage of sales, per-unit activity fees, interest, or some combination thereof, for our seller programs.
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
Human Capital
Our employees are critical to our mission of being Earth’s most customer-centric company. As of December 31, 2023, we employed approximately 1,525,000 full-time and part-time employees. Additionally, we use independent contractors and temporary personnel to supplement our workforce. Competition for qualified personnel is intense, particularly for software engineers, computer scientists, and other technical staff, and constrained labor markets have increased competition for personnel across other parts of our business.
As we strive to be Earth’s best employer, we focus on investment and innovation, inclusion and diversity, safety, and engagement to hire and develop the best talent. We rely on numerous and evolving initiatives to implement these objectives and invent mechanisms for talent development, including competitive pay and benefits, flexible work arrangements, and skills training and educational programs such as Amazon Career Choice (education funding for eligible employees) and the Amazon Technical Academy (software development engineer training). Over 175,000 Amazon employees around the world have participated in Career Choice. We also continue to inspect and refine the mechanisms we use to hire, develop, evaluate, and retain our employees to promote equity for all candidates and employees. In addition, safety is integral to everything we do at Amazon and we continue to invest in safety improvements such as capital improvements, new safety technology, vehicle safety controls, and engineering ergonomic solutions. Our safety team is dedicated to using the science of safety to solve complex problems and establish new industry best practices. We also provide mentorship and support resources to our employees, and have deployed numerous programs that advance employee engagement, communication, and feedback.

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
Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 24, 2024:
Information About Our Executive Officers

Name	Age	Position
Jeffrey P. Bezos	60	Executive Chair
Andrew R. Jassy	56	President and Chief Executive Officer
Douglas J. Herrington	57	CEO Worldwide Amazon Stores
Brian T. Olsavsky	60	Senior Vice President and Chief Financial Officer
Shelley L. Reynolds	59	Vice President, Worldwide Controller, and Principal Accounting Officer
Adam N. Selipsky	57	CEO Amazon Web Services
David A. Zapolsky	60	Senior Vice President, Global Public Policy and General Counsel
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
Douglas J. Herrington. Mr. Herrington has served as CEO Worldwide Amazon Stores since July 2022, Senior Vice President, North America Consumer from January 2015 to July 2022, Senior Vice President, Consumables from May 2014 to December 2014, and Vice President, Consumables from May 2005 to April 2014.
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
David A. Zapolsky. Mr. Zapolsky has served as Senior Vice President, Global Public Policy and General Counsel since May 2023 and has served as our Secretary since September 2012. He served as Senior Vice President and General Counsel from May 2014 to May 2023, Vice President and General Counsel from September 2012 to May 2014, and as Vice President and Associate General Counsel for Litigation and Regulatory matters from April 2002 until September 2012.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	60	Executive Chair
Andrew R. Jassy	56	President and Chief Executive Officer
Keith B. Alexander	72	Chair of IronNet, Inc.
Edith W. Cooper	62	Former Executive Vice President, Goldman Sachs Group, Inc.
Jamie S. Gorelick	73	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Daniel P. Huttenlocher	65	Dean, MIT Schwarzman College of Computing
Judith A. McGrath	71	Former Chair and CEO, MTV Networks
Indra K. Nooyi	68	Former Chair and CEO, PepsiCo, Inc.
Jonathan J. Rubinstein	67	Former co-CEO, Bridgewater Associates, LP
Brad D. Smith	59	President, Marshall University
Patricia Q. Stonesifer	67	Former President and Chief Executive Officer, Martha’s Table
Wendell P. Weeks	64	Chairman and CEO, Corning Incorporated

Item 1A.	Risk Factors
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
Our Expansion into New Products, Services, Technologies, and Geographic Regions Subjects Us to Additional Risks
We may have limited or no experience in our newer market segments, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience, or are otherwise impacted by, service disruptions, delays, setbacks, or failures or quality issues. In addition, profitability or other intended benefits, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them, which investments are often significant. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off. In addition, our sustainability initiatives may be unsuccessful for a variety of reasons, including if we are unable to realize the expected benefits of new technologies or if we do not successfully plan or execute new strategies, which could harm our business or damage our reputation.
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
•government regulation (such as regulation of our product and service offerings and of competition); restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs, and restrictions around the import and export of certain products, technologies, and components); nationalization; and restrictions on foreign ownership;
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
In addition, because China-based sellers account for significant portions of our third-party seller services and advertising revenues, and China-based suppliers provide significant portions of our components and finished goods, regulatory and trade restrictions, data protection and cybersecurity laws, economic factors, geopolitical events, security issues, or other factors negatively impacting China-based sellers and suppliers could adversely affect our operating results.
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
We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, have in the past, and may in the future, result in the expenditure of significant financial and managerial resources, injunctions against us, or significant payments for damages, including to satisfy indemnification obligations or to obtain licenses from third parties who allege that we have infringed their rights. Such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. In addition, our and our customers’ use of artificial intelligence may result in increased claims of infringement or other claims, including those based on unauthorized use of third-party technology or content.
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
Our revenue growth may not be sustainable, and our percentage growth rates may decrease. Our revenue and operating profit growth depends on the continued growth of demand for the products and services offered by us or our sellers, and our business is affected by, among other things, general economic, business, and geopolitical conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.
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
•factors affecting our reputation or brand image (including any actual or perceived inability to achieve our goals or commitments, whether related to sustainability, customers, employees, or other topics), and public perceptions regarding social or ethical issues related to our development and use of artificial intelligence and machine learning technologies, products, and services;
•the extent to which we invest in technology and infrastructure, fulfillment, and other expense categories;
•availability of and increases in the prices of transportation (including fuel), resources such as land, water, and energy, commodities like paper and packing supplies and hardware products, and technology infrastructure products, including as a result of inflationary pressures;
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
•the extent to which we fail to maintain our unique culture of innovation, customer obsession, and long-term thinking, which has been critical to our growth and success;
•disruptions from natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues (including terrorist attacks, armed hostilities, and political conflicts, including those involving China), labor or trade disputes (including restrictive governmental actions impacting us, our customers, and our third-party sellers and suppliers in China or other foreign countries), and similar events; and
•potential negative impacts of climate change, including: increased operating costs due to more frequent extreme weather events or climate-related changes, such as rising temperatures and water scarcity; increased investment requirements associated with the transition to a low-carbon economy; decreased demand for our products and services as a result of changes in customer behavior; increased compliance costs due to more extensive and global regulations and third-party requirements; and reputational damage resulting from perceptions of our environmental impact.
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
Under some of our commercial agreements, we maintain the inventory of other companies, thereby increasing the complexity of tracking inventory and operating our fulfillment network. Our failure to adequately predict seller demand for storage or to properly handle such inventory or the inability of the other businesses on whose behalf we perform inventory fulfillment services to accurately forecast product demand may result in us being unable to secure sufficient storage space or to optimize our fulfillment network or cause other unexpected costs and other harm to our business and reputation.
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
We Could Be Harmed by Data Loss or Other Security Breaches
Because we collect, process, store, and transmit large amounts of data, including confidential, classified, sensitive, proprietary, and business and personal information, failure to prevent or mitigate data loss, theft, misuse, unauthorized access, or other security breaches or vulnerabilities affecting our or our vendors’ or customers’ technology, products, and systems, could: expose us or our customers to a risk of loss, disclosure, or misuse of such information; adversely affect our operating results; result in litigation, liability, or regulatory action (including under laws related to privacy, data use, data protection, data security, network security, and consumer protection); deter customers or sellers from using our stores, products, and services; and otherwise harm our business and reputation. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Some of our systems have experienced past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance that future incidents will not have material adverse effects on our operations or financial results. Although we have developed systems and processes that are designed to protect customer data and prevent such incidents, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or customer, such measures cannot provide absolute security and may fail to operate as intended or be circumvented.
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
Our Supplier Relationships Subject Us to a Number of Risks
We have significant suppliers, including content and technology licensors, and in some cases, limited or single-sources of supply, that are important to our sourcing, services, manufacturing, and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components, or services, particular payment terms, or the extension of credit limits. Decisions by our current suppliers to limit or stop selling or licensing merchandise, content, components, or services to us on acceptable terms, or delay delivery, including as a result of one or more supplier bankruptcies due to poor economic conditions, as a result of natural or human-caused disasters (including public health crises) or geopolitical events, or for other reasons, may result in our being unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all. For example, we rely on a limited group of suppliers for semiconductor products, including products related to artificial intelligence infrastructure such as graphics processing units. Constraints on the availability of these products could adversely affect our ability to develop and operate artificial intelligence technologies, products, or services. In addition, violations by our suppliers or other vendors of applicable laws, regulations, contractual terms, intellectual property rights of others, or our Supply Chain Standards, as well as products or practices regarded as unethical, unsafe, or hazardous, could expose us to claims, damage our reputation, limit our growth, and negatively affect our operating results.
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
We Face Significant Inventory Risk
In addition to risks described elsewhere in this Item 1A relating to fulfillment network and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in customer demand and consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product or offering a new service, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components requires significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and at times we are unable to sell products in sufficient quantities or to meet demand during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.
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
Legal and Regulatory Risks
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet, physical, e-commerce, and omnichannel retail, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, and other products and services that we offer or sell. These regulations and laws cover taxation, privacy, data use, data protection, data security, data localization, network security, consumer protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental and climate-related regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, unencumbered internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, healthcare, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data use, data protection, data security, data localization, network security, and consumer protection apply to aspects of our operations such as the internet, e-commerce, digital content, web services, electronic devices, advertising, and artificial intelligence technologies and services. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews, investigations, and other proceedings by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. For example, we face a number of open investigations based on claims that aspects of our operations infringe competition rules, including aspects of Amazon’s operation of its stores including its fulfillment network, Amazon’s acquisitions, and certain aspects of AWS’s offering of cloud services. We strongly dispute these claims and intend to defend ourselves vigorously in these investigations. Similarly, we face investigations under a growing patchwork of laws and regulations governing the collection, use, and disclosure of data, the interpretation of which continues to evolve, leading to uncertainty about how regulators will view our privacy practices. In addition, regulators and lawmakers are increasingly focused on controlling additional aspects of the operations of technology companies and companies they have characterized to be online “gatekeepers” through the application of existing regulations and laws and the adoption of new regulations and laws, which increases our compliance costs and limits the operation of our business. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations. The media, political, and regulatory scrutiny we face, which may continue to increase, amplifies these risks.
Claims, Litigation, Government Investigations, and Other Proceedings May Adversely Affect Our Business and Results of Operations
As an innovative company offering a wide range of consumer and business products and services around the world, we are regularly subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including patent and other intellectual property matters, taxes, labor and employment (including the characterization of delivery drivers), competition and antitrust, privacy, data use, data protection, data security, data localization, network security, consumer protection, commercial disputes, goods and services offered by us and by third parties (including artificial intelligence technologies and services), and other matters. The number and scale of these proceedings have increased over time as our businesses have expanded in scope and geographic reach, as our products, services, and operations have become more complex and available to, and used by, more people, and as governments and regulatory authorities seek to regulate us on a pre-emptive basis. For example, we are litigating a number of matters alleging price fixing, monopolization, and consumer protection claims, including those brought by state attorneys general and the Federal Trade Commission. Any of these types of proceedings can have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could involve licenses, sanctions, consent decrees, or orders requiring us to make substantial future payments, preventing us from offering certain products or services, requiring us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.
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
We Face Additional Tax Liabilities and Collection Obligations
We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. For example, non-U.S. jurisdictions have proposed or enacted taxes on online advertising and marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. In addition, the European Union and other countries (including those in which we operate) have enacted or have committed to enact global minimum taxes, which may increase our tax expense in future years.
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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. We also use systems and processes designed to reduce the impact of a security incident at a third-party vendor or customer. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including: technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions.
As part of our risk management process, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments. We also maintain a variety of incident response plans that are utilized when incidents are detected. We require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs annually.
We have a unified and centrally-coordinated team, led by our chief security officer, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at Amazon in close coordination with senior leadership and other teams across Amazon. Reporting to our chief security officer are a number of experienced chief information security officers responsible for various parts of our business, including AWS, each of whom is supported by a team of trained cybersecurity professionals. In addition to our extensive in-house cybersecurity capabilities, at times we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.
Our cybersecurity risks and associated mitigations are evaluated by senior leadership, including as part of our enterprise risk assessments that are reviewed by the Audit Committee and our Board of Directors. Such risks and mitigations are also subject to oversight by the Security Committee of our Board of Directors. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “We Could Be Harmed by Data Loss or Other Security Breaches,” which should be read in conjunction with the information above.
The Security Committee, which is comprised of independent directors, oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. The Security Committee receives reports regarding such risks from management, including our chief security officer, and reports to the Board at least annually. The Security Committee also oversees the Board’s response to any significant cybersecurity incidents.
Our chief security officer, who has extensive cybersecurity knowledge and skills gained from over 15 years of work experience on the security team at Amazon and an extensive career in the technology and cybersecurity industries as a senior executive in the federal government, heads the team responsible for implementing and maintaining cybersecurity and data protection practices at Amazon and reports directly to the Chief Executive Officer.

Item 2.	Properties
As of December 31, 2023, we operated the following facilities (in thousands):

Description of Use	Leased Square Footage (1)	Owned Square Footage	Location
Office space	29,655	9,222	North America
Office space	24,528	1,802	International
Physical stores (2)	22,871	707	North America
Physical stores (2)	255	—	International
Fulfillment, data centers, and other	413,017	25,630	North America
Fulfillment, data centers, and other	173,765	14,802	International
Total	664,091	52,163
 ___________________
(1)For leased properties, represents the total leased space excluding sub-leased space.
(2)This includes 600 North America and 28 International stores as of December 31, 2023.

Segment	Leased Square Footage (1)	Owned Square Footage (1)
North America	424,145	15,438
International	165,329	7,931
AWS	20,434	17,770
Total	609,908	41,139
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
Holders
As of January 24, 2024, there were 11,656 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
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
We expect spending in technology and infrastructure will increase over time as we add computer scientists, designers, software and hardware engineers, and merchandising employees. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We seek to invest efficiently in several areas of technology and infrastructure, including AWS, and expansion of new and existing product categories and service offerings, as well as in infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power, data storage and analytics, improved wireless connectivity, and the practical applications of artificial intelligence and machine learning, will continue to improve users’ experience on the internet and increase its ubiquity in people’s lives. To best take advantage of these continued advances in technology, we are investing in AWS, which offers a broad set of on-demand technology services, including compute, storage, database, analytics, and machine learning, and other services to developers and enterprises of all sizes. We are also investing in initiatives to build and deploy innovative and efficient software and electronic devices as well as other initiatives including the development of a satellite network for global broadband service and autonomous vehicles for ride-hailing services.
We seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe this compensation model aligns the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 10.6 billion and 10.8 billion as of December 31, 2022 and 2023.
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
In addition, the remeasurement of our intercompany balances can result in significant gains and losses associated with the effect of movements in foreign exchange rates. Currency volatilities may continue, which may significantly impact (either positively or negatively) our reported results and consolidated trends and comparisons.
For additional information about each line item addressed above, refer to Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures.”
Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2023, we would have recorded an additional cost of sales of approximately $355 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Year Ended December 31,
	2022	2023
Cash provided by (used in):
Operating activities	$46,752	$84,946
Investing activities	(37,601)	(49,833)
Financing activities	9,718	(15,879)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $70.0 billion and $86.8 billion as of December 31, 2022 and 2023. Amounts held in foreign currencies were $18.3 billion and $23.5 billion as of December 31, 2022 and 2023. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $46.8 billion and $84.9 billion in 2022 and 2023. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow in 2023, compared to the prior year, was due to an increase in net income (loss), excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(37.6) billion and $(49.8) billion in 2022 and 2023, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $58.3 billion, and $48.1 billion in 2022 and 2023, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network, which investments we expect to increase in 2024. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $8.3 billion and $5.8 billion in 2022 and 2023. We funded the acquisitions of MGM Holdings Inc. in 2022 and 1Life Healthcare, Inc. (One Medical) in 2023 with cash on hand. In 2023, we invested $1.25 billion in a note from Anthropic, PBC, which is convertible into equity. We have an agreement that expires in Q1 2024 to invest up to an additional $2.75 billion in a second convertible note.
Cash provided by (used in) financing activities was $9.7 billion and $(15.9) billion in 2022 and 2023. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term-debt of $62.7 billion and $18.1 billion in 2022 and 2023. Cash outflows from financing activities resulted from repurchases of common stock in 2022, payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $53.0 billion and $34.0 billion in 2022 and 2023. Property and equipment acquired under finance leases was $675 million and $642 million in 2022 and 2023.
We had no borrowings outstanding under the two unsecured revolving credit facilities or the commercial paper programs, we had $682 million of borrowings outstanding under the secured revolving credit facility, and the entire amount of the term loan has been repaid as of December 31, 2023. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.
As of December 31, 2023, cash, cash equivalents, and marketable securities held by foreign subsidiaries were $4.7 billion. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing us to expense a portion of qualified property, primarily equipment. These enhanced deductions are scheduled to phase out annually from 2023 through 2026. Our federal tax provision included a partial accelerated depreciation deduction election for 2021, and a full election for 2022 and 2023. Additionally, effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. Cash paid for U.S. (federal and state) and foreign income taxes (net of refunds) totaled $6.0 billion and $11.2 billion for 2022 and 2023.
As of December 31, 2022 and 2023, restricted cash, cash equivalents, and marketable securities were $365 million and $503 million. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” and “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to secure additional financing, or issue additional equity or debt securities. There can be no assurance that additional credit lines or financing instruments will be available in amounts or on terms acceptable to us, if at all. In addition, economic conditions and actions by policymaking bodies are contributing to changing interest rates and significant capital market volatility, which, along with any increases in our borrowing levels, could increase our future borrowing costs.

Results of Operations
We have organized our operations into three segments: North America, International, and AWS. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Segment Information.”
Overview
Macroeconomic factors, including inflation, increased interest rates, significant capital market and supply chain volatility, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, changes in fuel, utility, and food costs, interest rates, and economic outlook may impact customer demand and our ability to forecast consumer spending patterns. We also expect the current macroeconomic environment and enterprise customer cost optimization efforts to impact our AWS revenue growth rates. We expect some or all of these factors to continue to impact our operations into Q1 2024.
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

	Year Ended December 31,
	2022	2023
Net Sales:
North America	$315,880	$352,828
International	118,007	131,200
AWS	80,096	90,757
Consolidated	$513,983	$574,785
Year-over-year Percentage Growth (Decline):
North America	13%	12%
International	(8)	11
AWS	29	13
Consolidated	9	12
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	13%	12%
International	4	11
AWS	29	13
Consolidated	13	12
Net Sales Mix:
North America	61%	61%
International	23	23
AWS	16	16
Consolidated	100%	100%
Sales increased 12% in 2023, compared to the prior year. Changes in foreign exchange rates reduced net sales by $71 million in 2023. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 12% in 2023, compared to the prior year. The sales growth primarily reflects increased unit sales, primarily by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers.
International sales increased 11% in 2023, compared to the prior year. The sales growth primarily reflects increased unit sales, primarily by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our shipping offers. Changes in foreign exchange rates increased International net sales by $88 million in 2023.

AWS sales increased 13% in 2023, compared to the prior year. The sales growth primarily reflects increased customer usage, partially offset by pricing changes, primarily driven by long-term customer contracts.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Year Ended December 31,
	2022	2023
Operating Income (Loss)
North America	$(2,847)	$14,877
International	(7,746)	(2,656)
AWS	22,841	24,631
Consolidated	$12,248	$36,852
Operating income was $12.2 billion and $36.9 billion for 2022 and 2023. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The North America operating income in 2023, as compared to the operating loss in the prior year, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping and fulfillment costs and increased technology and infrastructure costs.
The decrease in International operating loss in absolute dollars in 2023, compared to the prior year, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment and shipping costs and increased technology and infrastructure costs. Changes in foreign exchange rates positively impacted operating loss by $246 million in 2023.
The increase in AWS operating income in absolute dollars in 2023, compared to the prior year, is primarily due to increased sales, partially offset by increased payroll and related expenses and spending on technology infrastructure, both of which were primarily driven by additional investments to support AWS business growth. Changes in foreign exchange rates positively impacted operating income by $220 million in 2023.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Year Ended December 31,
	2022	2023
Operating Expenses:
Cost of sales	$288,831	$304,739
Fulfillment	84,299	90,619
Technology and infrastructure	73,213	85,622
Sales and marketing	42,238	44,370
General and administrative	11,891	11,816
Other operating expense (income), net	1,263	767
Total operating expenses	$501,735	$537,933
Year-over-year Percentage Growth (Decline):
Cost of sales	6%	6%
Fulfillment	12	7
Technology and infrastructure	31	17
Sales and marketing	30	5
General and administrative	35	(1)
Other operating expense (income), net	1,936	(39)
Percent of Net Sales:
Cost of sales	56.2%	53.0%
Fulfillment	16.4	15.8
Technology and infrastructure	14.2	14.9
Sales and marketing	8.2	7.7
General and administrative	2.3	2.1
Other operating expense (income), net	0.2	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in absolute dollars in 2023, compared to the prior year, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by fulfillment network efficiencies and lower transportation rates. Changes in foreign exchange rates reduced cost of sales by $254 million in 2023.
Shipping costs were $83.5 billion and $89.5 billion in 2022 and 2023. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in 2023, compared to the prior year, is primarily due to increased sales and investments in our fulfillment network, partially offset by fulfillment network efficiencies. Changes in foreign exchange rates increased fulfillment costs by $52 million in 2023.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add employees and infrastructure. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in absolute dollars in 2023, compared to the prior year, is primarily due to an increase in spending on infrastructure and increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings.
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
The increase in sales and marketing costs in absolute dollars in 2023, compared to the prior year, is primarily due to increased payroll and related expenses for personnel engaged in marketing and selling activities.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
General and administrative costs were $11.9 billion and $11.8 billion during 2022 and 2023, and were primarily related to payroll and related expenses and professional fees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $1.3 billion and $767 million during 2022 and 2023, and was primarily related to asset impairments for physical store closures in 2022 and for fulfillment network facilities and physical store closures in 2023, and the amortization of intangible assets.

Interest Income and Expense
Our interest income was $989 million and $2.9 billion during 2022 and 2023, primarily due to an increase in prevailing rates. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term marketable debt securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $2.4 billion and $3.2 billion in 2022 and 2023 and was primarily related to debt and finance leases. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Leases and Note 6 — Debt” for additional information.
Our long-term lease liabilities were $73.0 billion and $77.3 billion as of December 31, 2022 and 2023. Our long-term debt was $67.1 billion and $58.3 billion as of December 31, 2022 and 2023. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Leases and Note 6 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(16.8) billion and $938 million during 2022 and 2023. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net in 2022 and 2023 is a marketable equity securities valuation gain (loss) of $(12.7) billion and $797 million from our equity investment in Rivian.
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
We recorded a provision (benefit) for income taxes of $(3.2) billion and $7.1 billion in 2022 and 2023. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 9 — Income Taxes” for additional information.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2022 and 2023 (in millions):

	Year Ended December 31,
	2022	2023
Net cash provided by (used in) operating activities	$46,752	$84,946
Purchases of property and equipment, net of proceeds from sales and incentives	(58,321)	(48,133)
Free cash flow	$(11,569)	$36,813

Net cash provided by (used in) investing activities	$(37,601)	$(49,833)
Net cash provided by (used in) financing activities	$9,718	$(15,879)

Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2022 and 2023 (in millions):

	Year Ended December 31,
	2022	2023
Net cash provided by (used in) operating activities	$46,752	$84,946
Purchases of property and equipment, net of proceeds from sales and incentives	(58,321)	(48,133)
Free cash flow	(11,569)	36,813
Principal repayments of finance leases	(7,941)	(4,384)
Principal repayments of financing obligations	(248)	(271)
Free cash flow less principal repayments of finance leases and financing obligations	$(19,758)	$32,158

Net cash provided by (used in) investing activities	$(37,601)	$(49,833)
Net cash provided by (used in) financing activities	$9,718	$(15,879)
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases, net of remeasurements and modifications,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2022 and 2023 (in millions):

	Year Ended December 31,
	2022	2023
Net cash provided by (used in) operating activities	$46,752	$84,946
Purchases of property and equipment, net of proceeds from sales and incentives	(58,321)	(48,133)
Free cash flow	(11,569)	36,813
Equipment acquired under finance leases (1)	(299)	(310)
Principal repayments of all other finance leases (2)	(670)	(683)
Principal repayments of financing obligations	(248)	(271)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$(12,786)	$35,549

Net cash provided by (used in) investing activities	$(37,601)	$(49,833)
Net cash provided by (used in) financing activities	$9,718	$(15,879)
___________________
(1)For the year ended December 31, 2022 and 2023, this amount relates to equipment included in “Property and equipment acquired under finance leases, net of remeasurements and modifications” of $675 million and $642 million.
(2)For the year ended December 31, 2022 and 2023, this amount relates to property included in “Principal repayments of finance leases” of $7,941 million and $4,384 million.

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

	Year Ended December 31, 2022			Year Ended December 31, 2023
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$513,983	$15,495	$529,478	$574,785	$71	$574,856
Operating expenses	501,735	16,356	518,091	537,933	531	538,464
Operating income	12,248	(861)	11,387	36,852	(460)	36,392
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on February 1, 2024, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of February 1, 2024, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part I, “Risk Factors.”
First Quarter 2024 Guidance
•Net sales are expected to be between $138.0 billion and $143.5 billion, or to grow between 8% and 13% compared with first quarter 2023. This guidance anticipates a favorable impact of approximately 40 basis points from foreign exchange rates.
•Operating income is expected to be between $8.0 billion and $12.0 billion, compared with $4.8 billion in first quarter 2023. This guidance includes approximately $0.9 billion lower depreciation expense due to an increase in the estimated useful life of our servers beginning on January 1, 2024.
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
We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term marketable debt securities. Marketable debt securities with fixed interest rates may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The following table provides information about our cash equivalents and marketable debt securities, including principal cash flows by expected maturity and the related weighted-average interest rates as of December 31, 2023 (in millions, except percentages):

	2024	2025	2026	2027	2028	Thereafter	Total	Estimated Fair Value as of December 31, 2023
Money market funds	$39,160	$—	$—	$—	$—	$—	$39,160	$39,160
Weighted average interest rate	5.32%	—%	—%	—%	—%	—%	5.32%
Corporate debt securities	25,075	2,227	715	9	—	—	28,026	27,805
Weighted average interest rate	5.13%	1.30%	1.51%	2.33%	—%	—%	4.74%
U.S. government and agency securities	552	501	398	50	43	230	1,774	1,699
Weighted average interest rate	3.24%	1.49%	1.12%	0.97%	0.67%	1.31%	1.89%
Asset-backed securities	789	349	115	143	13	291	1,700	1,646
Weighted average interest rate	1.34%	2.09%	1.20%	1.67%	1.66%	1.33%	1.51%
Foreign government and agency securities	506	—	—	—	—	—	506	505
Weighted average interest rate	5.28%	—%	—%	—%	—%	—%	5.28%
Other debt securities	62	46	—	—	—	—	108	104
Weighted average interest rate	0.55%	1.07%	—%	—%	—%	—%	0.78%
	$66,144	$3,123	$1,228	$202	$56	$521	$71,274
Cash equivalents and marketable debt securities								$70,919
As of December 31, 2023, we had long-term debt with a face value of $67.2 billion, including the current portion, primarily consisting of fixed rate unsecured senior notes. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.

Foreign Exchange Risk
During 2023, net sales from our International segment accounted for 23% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the year compared to rates in effect the prior year, International segment net sales increased by $88 million in comparison with the prior year.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2023, of $23.5 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.2 billion, $2.3 billion, and $4.7 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of December 31, 2023, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $320 million, $640 million, and $1.3 billion, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of December 31, 2023, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $9.6 billion. Our equity and equity warrant investments in publicly traded companies, which include our equity investment in Rivian, represent $5.7 billion of our investments as of December 31, 2023, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures” for additional information.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 1, 2024 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Notes 1 and 9 of the consolidated financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions and during the ordinary course of business, there are many tax positions for which the ultimate tax determination is uncertain. As a result, significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2023, the Company reported accrued liabilities of $5.2 billion for various tax contingencies.
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
Seattle, Washington
February 1, 2024

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2022	2023
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$42,377	$36,477	$54,253
OPERATING ACTIVITIES:
Net income (loss)	33,364	(2,722)	30,425
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	34,433	41,921	48,663
Stock-based compensation	12,757	19,621	24,023
Non-operating expense (income), net	(14,306)	16,966	(748)
Deferred income taxes	(310)	(8,148)	(5,876)
Changes in operating assets and liabilities:
Inventories	(9,487)	(2,592)	1,449
Accounts receivable, net and other	(9,145)	(8,622)	(8,348)
Other assets	(9,018)	(13,275)	(12,265)
Accounts payable	3,602	2,945	5,473
Accrued expenses and other	2,123	(1,558)	(2,428)
Unearned revenue	2,314	2,216	4,578
Net cash provided by (used in) operating activities	46,327	46,752	84,946
INVESTING ACTIVITIES:
Purchases of property and equipment	(61,053)	(63,645)	(52,729)
Proceeds from property and equipment sales and incentives	5,657	5,324	4,596
Acquisitions, net of cash acquired, non-marketable investments, and other	(1,985)	(8,316)	(5,839)
Sales and maturities of marketable securities	59,384	31,601	5,627
Purchases of marketable securities	(60,157)	(2,565)	(1,488)
Net cash provided by (used in) investing activities	(58,154)	(37,601)	(49,833)
FINANCING ACTIVITIES:
Common stock repurchased	—	(6,000)	—
Proceeds from short-term debt, and other	7,956	41,553	18,129
Repayments of short-term debt, and other	(7,753)	(37,554)	(25,677)
Proceeds from long-term debt	19,003	21,166	—
Repayments of long-term debt	(1,590)	(1,258)	(3,676)
Principal repayments of finance leases	(11,163)	(7,941)	(4,384)
Principal repayments of financing obligations	(162)	(248)	(271)
Net cash provided by (used in) financing activities	6,291	9,718	(15,879)
Foreign currency effect on cash, cash equivalents, and restricted cash	(364)	(1,093)	403
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,900)	17,776	19,637
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$36,477	$54,253	$73,890
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2021	2022	2023
Net product sales	$241,787	$242,901	$255,887
Net service sales	228,035	271,082	318,898
Total net sales	469,822	513,983	574,785
Operating expenses:
Cost of sales	272,344	288,831	304,739
Fulfillment	75,111	84,299	90,619
Technology and infrastructure	56,052	73,213	85,622
Sales and marketing	32,551	42,238	44,370
General and administrative	8,823	11,891	11,816
Other operating expense (income), net	62	1,263	767
Total operating expenses	444,943	501,735	537,933
Operating income	24,879	12,248	36,852
Interest income	448	989	2,949
Interest expense	(1,809)	(2,367)	(3,182)
Other income (expense), net	14,633	(16,806)	938
Total non-operating income (expense)	13,272	(18,184)	705
Income (loss) before income taxes	38,151	(5,936)	37,557
Benefit (provision) for income taxes	(4,791)	3,217	(7,120)
Equity-method investment activity, net of tax	4	(3)	(12)
Net income (loss)	$33,364	$(2,722)	$30,425
Basic earnings per share	$3.30	$(0.27)	$2.95
Diluted earnings per share	$3.24	$(0.27)	$2.90
Weighted-average shares used in computation of earnings per share:
Basic	10,117	10,189	10,304
Diluted	10,296	10,189	10,492
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2021	2022	2023
Net income (loss)	$33,364	$(2,722)	$30,425
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $47, $100, and $(55)	(819)	(2,586)	1,027
Available-for-sale debt securities:
Change in net unrealized gains (losses), net of tax of $72, $159, and $(110)	(343)	(823)	366
Less: reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $13, $0, and $(15)	(34)	298	50
Net change	(377)	(525)	416
Other, net of tax of $0, $0, and $(1)	—	—	4
Total other comprehensive income (loss)	(1,196)	(3,111)	1,447
Comprehensive income (loss)	$32,168	$(5,833)	$31,872
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$53,888	$73,387
Marketable securities	16,138	13,393
Inventories	34,405	33,318
Accounts receivable, net and other	42,360	52,253
Total current assets	146,791	172,351
Property and equipment, net	186,715	204,177
Operating leases	66,123	72,513
Goodwill	20,288	22,789
Other assets	42,758	56,024
Total assets	$462,675	$527,854
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,600	$84,981
Accrued expenses and other	62,566	64,709
Unearned revenue	13,227	15,227
Total current liabilities	155,393	164,917
Long-term lease liabilities	72,968	77,297
Long-term debt	67,150	58,314
Other long-term liabilities	21,121	25,451
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 10,757 and 10,898 shares issued; 10,242 and 10,383 shares outstanding)	108	109
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	75,066	99,025
Accumulated other comprehensive income (loss)	(4,487)	(3,040)
Retained earnings	83,193	113,618
Total stockholders’ equity	146,043	201,875
Total liabilities and stockholders’ equity	$462,675	$527,854
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2021	10,066	$105	$(1,837)	$42,765	$(180)	$52,551	$93,404
Net income	—	—	—	—	—	33,364	33,364
Other comprehensive income (loss)	—	—	—	—	(1,196)	—	(1,196)
Stock-based compensation and issuance of employee benefit plan stock	109	1	—	12,672	—	—	12,673
Balance as of December 31, 2021	10,175	106	(1,837)	55,437	(1,376)	85,915	138,245
Net loss	—	—	—	—	—	(2,722)	(2,722)
Other comprehensive income (loss)	—	—	—	—	(3,111)	—	(3,111)
Stock-based compensation and issuance of employee benefit plan stock	113	2	—	19,629	—	—	19,631
Common stock repurchased	(46)	—	(6,000)	—	—	—	(6,000)
Balance as of December 31, 2022	10,242	108	(7,837)	75,066	(4,487)	83,193	146,043
Net income	—	—	—	—	—	30,425	30,425
Other comprehensive income (loss)	—	—	—	—	1,447	—	1,447
Stock-based compensation and issuance of employee benefit plan stock	141	1	—	23,959	—	—	23,960
Balance as of December 31, 2023	10,383	$109	$(7,837)	$99,025	$(3,040)	$113,618	$201,875
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS, ACCOUNTING POLICIES, AND SUPPLEMENTAL DISCLOSURES
Description of Business
We seek to be Earth’s most customer-centric company. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, content creators, advertisers, and employees. We serve consumers through our online and physical stores and focus on selection, price, and convenience. We offer programs that enable sellers to grow their businesses, sell their products in our stores, and fulfill orders using our services, and programs that allow authors, independent publishers, musicians, filmmakers, Twitch streamers, skill and app developers, and others to publish and sell content. We serve developers and enterprises of all sizes through AWS, which offers a broad set of on-demand technology services, including compute, storage, database, analytics, and machine learning, and other services. We also manufacture and sell electronic devices. In addition, we provide advertising services to sellers, vendors, publishers, authors, and others, through programs such as sponsored ads, display, and video advertising.
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
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. “Other assets” were reclassified out of “Accounts receivable, net and other” on our consolidated statements of cash flows.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, inventory valuation, collectability of receivables, impairment of property and equipment and operating leases, valuation and impairment of investments, self-insurance liabilities, and viewing patterns of capitalized video content. Actual results could differ materially from these estimates. For example, in Q4 2023 we completed a useful life study for our servers and are increasing the useful life from five years to six years in January 2024, which, based on servers that are included in “Property and equipment, net” as of December 31, 2023, will have an anticipated impact to our 2024 operating income of $3.1 billion. We had previously increased the useful life of our servers from four years to five years in January 2022.
For the year ended December 31, 2022, we recorded approximately $1.1 billion, of which $720 million was recorded in the fourth quarter, of impairments of property and equipment and operating leases primarily related to physical stores. These charges were recorded in “Other operating expense (income), net” on our consolidated statements of operations and primarily impacted our North America segment. For the year ended December 31, 2022, we also recorded expenses of approximately $480 million, primarily in “Fulfillment”, on our consolidated statements of operations primarily relating to terminating contracts for certain leases not yet commenced as well as other purchase commitments, which primarily impacted our North America segment.

For the year ended December 31, 2022, we recorded approximately $720 million, of which $640 million was recorded in the fourth quarter, of estimated severance costs primarily related to planned role eliminations. These charges were recorded primarily in “Technology and infrastructure,” “Fulfillment,” and “General and administrative” on our consolidated statements of operations and primarily impacted our North America segment.
Charges for impairment, expenses for terminating contracts and other commitments, and severance costs were not material to our consolidated results of operations for the years ended December 31, 2021 and 2023.
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Year Ended December 31,
	2021	2022	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$1,098	$1,561	$2,608
Cash paid for operating leases	$6,722	$8,633	$10,453
Cash paid for interest on finance leases	$521	$374	$308
Cash paid for interest on financing obligations	$153	$207	$196
Cash paid for income taxes, net of refunds	$3,688	$6,035	$11,179
Assets acquired under operating leases	$25,369	$18,800	$14,052
Property and equipment acquired under finance leases, net of remeasurements and modifications	$7,061	$675	$642
Property and equipment recognized during the construction period of build-to-suit lease arrangements	$5,846	$3,187	$357
Property and equipment derecognized after the construction period of build-to-suit lease arrangements, with the associated leases recognized as operating	$230	$5,158	$1,374
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
The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2021	2022	2023
Shares used in computation of basic earnings per share	10,117	10,189	10,304
Total dilutive effect of outstanding stock awards	179	—	188
Shares used in computation of diluted earnings per share	10,296	10,189	10,492
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
Third-party seller services - We offer programs that enable sellers to sell their products in our stores, and fulfill orders using our services. We are not the seller of record in these transactions. The commissions and any related fulfillment and shipping fees we earn from these arrangements are recognized when the services are rendered, which generally occurs upon delivery of the related products to a third-party carrier or, in the case of an Amazon delivery, to the customer.

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
Return Allowances
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and other” and were $1.0 billion, $1.3 billion, and $1.4 billion as of December 31, 2021, 2022, and 2023. Additions to the allowance were $5.1 billion, $5.5 billion, and $5.2 billion and deductions from the allowance were $4.9 billion, $5.2 billion, and $5.1 billion in 2021, 2022, and 2023. Included in “Inventories” on our consolidated balance sheets are assets totaling $882 million, $948 million, and $992 million as of December 31, 2021, 2022, and 2023, for the rights to recover products from customers associated with our liabilities for return allowances.
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

Technology and Infrastructure
Technology and infrastructure costs include payroll and related expenses for employees involved in the research and development of new and existing products and services, development, design, and maintenance of our stores, curation and display of products and services made available in our online stores, and infrastructure costs. Infrastructure costs include servers, networking equipment, and data center related depreciation and amortization, rent, utilities, and other expenses necessary to support AWS and other Amazon businesses. Collectively, these costs reflect the investments we make in order to offer a wide variety of products and services to our customers, including expenditures related to initiatives to build and deploy innovative and efficient software and electronic devices and the development of a satellite network for global broadband service and autonomous vehicles for ride-hailing services. Technology and infrastructure costs are generally expensed as incurred.
Sales and Marketing
Sales and marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities, including sales commissions related to AWS. We pay commissions to third parties when their customer referrals result in sales. We also participate in cooperative advertising arrangements with certain of our vendors, and other third parties.
Advertising and other promotional costs to market our products and services are expensed as incurred and were $16.9 billion, $20.6 billion, and $20.3 billion in 2021, 2022, and 2023.
General and Administrative
General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses; facilities and equipment expenses, such as depreciation and amortization expense and rent; and professional fees.
Stock-Based Compensation
Compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. Under this method, approximately 50% of the grant date fair value is recognized as expense in the first year of grant for the majority of our stock-based compensation awards. The accelerated method also adds a higher level of sensitivity and complexity in estimating forfeitures. If an award is forfeited early in its life, the adjustment to compensation expense is much greater under an accelerated method than under a straight-line method. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including historical forfeiture experience by grant year and employee level. Additionally, stock-based compensation includes stock appreciation rights that are expected to settle in cash. These liability-classified awards are remeasured to fair value at the end of each reporting period until settlement or expiration.
Other Operating Expense (Income), Net
Other operating expense (income), net, consists primarily of the amortization of intangible assets, and asset impairments for physical store closures in 2022 and for fulfillment network facilities and physical store closures in 2023.
Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Marketable equity securities valuation gains (losses)	$11,526	$(13,870)	$984
Equity warrant valuation gains (losses)	1,315	(2,132)	26
Upward adjustments relating to equity investments in private companies	1,866	76	40
Foreign currency gains (losses)	(55)	(340)	65
Other, net	(19)	(540)	(177)
Total other income (expense), net	$14,633	$(16,806)	$938

Included in other income (expense), net in 2022 and 2023 is a marketable equity securities valuation gain (loss) of $(12.7) billion and $797 million from our equity investment in Rivian Automotive, Inc. (“Rivian”). Our investment in Rivian’s preferred stock was accounted for at cost, with adjustments for observable changes in prices or impairments, prior to Rivian’s initial public offering in November 2021, which resulted in the conversion of our preferred stock to Class A common stock. As of December 31, 2023, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 16% ownership interest, and an approximate 15% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles and jointly-owned intellectual property, and one of our employees serving on Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, which is included in “Marketable securities” on our consolidated balance sheets, and had a fair value of $2.9 billion and $3.7 billion as of December 31, 2022 and December 31, 2023. The investment was subject to regulatory sales restrictions resulting in a discount for lack of marketability of approximately $800 million as of December 31, 2021, which expired in Q1 2022.
Required summarized financial information of Rivian as disclosed in its most recent SEC filings is as follows (in millions):

	Year Ended December 31, 2021	Year Ended December 31, 2022	Nine Months Ended September 30, 2023
Revenues	$55	$1,658	$3,119
Gross profit	(465)	(3,123)	(1,424)
Loss from operations	(4,220)	(6,856)	(4,158)
Net loss	(4,688)	(6,752)	(3,911)

	December 31, 2022	September 30, 2023
Total current assets	$13,130	$12,086
Total assets	17,876	16,456
Total current liabilities	2,424	2,624
Total liabilities	4,077	5,904
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
We utilize a two-step approach to recognizing and measuring uncertain income tax positions (income tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating our tax positions and estimating our tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We include interest and penalties related to our income tax contingencies in income tax expense.

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
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold significant amounts of marketable securities categorized as Level 3 assets as of December 31, 2022 and 2023.
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2022 and 2023, these warrants had a fair value of $2.1 billion and $2.2 billion, and are recorded within “Other assets” on our consolidated balance sheets with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
Cash and Cash Equivalents
We classify all highly liquid instruments with an original maturity of three months or less as cash equivalents.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $2.8 billion and $3.0 billion as of December 31, 2022 and 2023.
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
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and sellers, as well as prepaid expenses and other current assets. As of December 31, 2022 and 2023, customer receivables, net, were $26.6 billion and $34.1 billion, vendor receivables, net, were $6.9 billion and $8.5 billion, seller receivables, net, were $1.3 billion and $1.0 billion, and other receivables, net, were $3.1 billion and $3.3 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory. Prepaid expenses and other current assets were $4.5 billion and $5.4 billion as of December 31, 2022 and December 31, 2023.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $1.1 billion, $1.4 billion, and $1.7 billion as of December 31, 2021, 2022, and 2023. Additions to the allowance were $1.0 billion, $1.6 billion, and $1.9 billion, and deductions to the allowance were $1.1 billion, $1.3 billion, and $1.6 billion in 2021, 2022, and 2023.

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
We completed the required annual impairment test of goodwill for all reporting units and indefinite-lived intangible assets as of April 1, 2023, resulting in no impairments. The fair value of our reporting units substantially exceeded their carrying value. There were no events that caused us to update our annual impairment test. See “Note 5 — Acquisitions, Goodwill, and Acquired Intangible Assets.”
Other Assets
Included in “Other assets” on our consolidated balance sheets are amounts primarily related to video and music content, net of accumulated amortization; long-term deferred tax assets; acquired intangible assets, net of accumulated amortization; equity warrant assets and certain equity investments; satellite network launch services deposits; and affordable housing loans. We recognize certain transactions with governments when there is reasonable assurance that incentives included in the agreements, such as cash or certain tax credits, will be received and we are able to comply with any related conditions. These incentives are recorded as reductions to the cost of related assets or expenses.
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
Our produced and licensed video content is primarily monetized together as a unit, referred to as a film group, in each major geography where we offer Amazon Prime memberships. These film groups are evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The total capitalized costs of video, which is primarily released content, and music as of December 31, 2022 and 2023 were $16.7 billion and $17.4 billion. Total video and music expense was $16.6 billion and $18.9 billion for the year ended December 31, 2022 and 2023. Total video and music expense includes licensing and production costs associated with content offered within Amazon Prime memberships, and costs associated with digital subscriptions and sold or rented content.
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
Convertible notes classified as available for sale, equity investments in private companies for which we do not have the ability to exercise significant influence and accounted for at cost, and equity investments accounted for using the equity method of accounting are included within “Other assets” on our consolidated balance sheets.

In Q3 2023, we invested in a $1.25 billion note from Anthropic, PBC, which is convertible to equity. The note is classified as available for sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss).” The note is classified as a Level 3 asset. We have an agreement that expires in Q1 2024 to invest up to an additional $2.75 billion in a second convertible note. We also have a commercial arrangement primarily for the provision of AWS cloud services, which includes the use of AWS chips.
Equity investments in private companies for which we do not have the ability to exercise significant influence are accounted for at cost, with adjustments for observable changes in prices or impairments, with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations. Each reporting period, we perform a qualitative assessment to evaluate whether the investment is impaired. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, we write it down to its estimated fair value. As of December 31, 2022 and 2023, these investments had a carrying value of $715 million and $754 million.
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
For long-lived assets used in operations, including lease assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2022 and 2023.
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
As of December 31, 2022 and 2023, our liabilities for payroll related expenses were $7.7 billion and our liabilities for unredeemed gift cards were $5.4 billion and $5.3 billion. We reduce the liability for a gift card when redeemed by a customer. The portion of gift cards that we do not expect to be redeemed is recognized based on customer usage patterns.
Self-Insurance Liabilities
Although we maintain certain high-deductible, third-party insurance coverage for catastrophic losses, we effectively self-insure for exposure primarily related to workers’ compensation, employee health care benefits, general and product liability, and automobile liability, including liability resulting from third-party transportation service providers. We estimate self-insurance liabilities by considering historical claims experience, frequency and costs of claims, projected claims development, inflation, and other actuarial assumptions. Changes in the number or costs of claims, healthcare costs, judgment and settlement amounts, associated legal expenses, and other factors could cause actual results to differ materially from these estimates. In the fourth quarter of 2022, we increased our reserves for general, product, and automobile liabilities by $1.3 billion primarily driven by changes in our estimates about the costs of asserted and unasserted claims, which was primarily recorded in “Cost of sales” on our consolidated statements of operations and impacted our North America segment. Increases to our reserves driven by changes in estimates were not material to our consolidated results of operations for the years ended December 31, 2021 and

2023. As of December 31, 2022 and 2023, our total self-insurance liabilities were $4.0 billion and $6.3 billion and are included in “Accrued expenses and other” on our consolidated balance sheets.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2022 was $16.1 billion, of which $12.4 billion was recognized as revenue during the year ended December 31, 2023 and our total unearned revenue as of December 31, 2023 was $20.6 billion. Included in “Other long-term liabilities” on our consolidated balance sheets was $2.9 billion and $5.7 billion of unearned revenue as of December 31, 2022 and 2023.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $155.7 billion as of December 31, 2023. The weighted average remaining life of our long-term contracts is 4.0 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Other Long-Term Liabilities
Included in “Other long-term liabilities” on our consolidated balance sheets are liabilities primarily related to financing obligations, unearned revenue, asset retirement obligations, tax contingencies, digital video and music content, and deferred tax liabilities.
Foreign Currency
We have internationally-focused stores for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these stores is generally the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded gains (losses) of $19 million, $386 million, and $(329) million in 2021, 2022, and 2023.
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently evaluating the ASU to determine its impact on our income tax disclosures.

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2022 and 2023, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$10,666	$—	$—	$10,666
Level 1 securities:
Money market funds	27,899	—	—	27,899
Equity securities (1)				3,709
Level 2 securities:
Foreign government and agency securities	537	—	(2)	535
U.S. government and agency securities	2,301	—	(155)	2,146
Corporate debt securities	23,111	—	(484)	22,627
Asset-backed securities	2,721	—	(149)	2,572
Other debt securities	249	—	(12)	237
	$67,484	$—	$(802)	$70,391
Less: Restricted cash, cash equivalents, and marketable securities (2)				(365)
Total cash, cash equivalents, and marketable securities				$70,026

	December 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$11,706	$—	$—	$11,706
Level 1 securities:
Money market funds	39,160	—	—	39,160
Equity securities (1)				4,658
Level 2 securities:
Foreign government and agency securities	505	—	—	505
U.S. government and agency securities	1,789	1	(91)	1,699
Corporate debt securities	27,996	—	(191)	27,805
Asset-backed securities	1,707	—	(61)	1,646
Other debt securities	108	—	(4)	104
	$82,971	$1	$(347)	$87,283
Less: Restricted cash, cash equivalents, and marketable securities (2)				(503)
Total cash, cash equivalents, and marketable securities				$86,780
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $11.6 billion, $(13.6) billion, and $1.0 billion for the years ended December 31, 2021, 2022, and 2023.
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
The following table summarizes gross gains and gross losses realized on sales of marketable debt securities (in millions):

	Year Ended December 31,
	2021	2022	2023
Realized gains	$85	$43	$2
Realized losses	38	341	67
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of December 31, 2023 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$65,224	$65,159
Due after one year through five years	4,635	4,430
Due after five years through ten years	411	394
Due after ten years	995	936
Total	$71,265	$70,919
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

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2022	December 31, 2023
Cash and cash equivalents	$53,888	$73,387
Restricted cash included in accounts receivable, net and other	358	497
Restricted cash included in other assets	7	6
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$54,253	$73,890
Note 3 — PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2022	2023
Gross property and equipment (1):
Land and buildings	$91,650	$105,293
Equipment	157,458	185,039
Other assets	4,602	5,116
Construction in progress	30,020	28,840
Gross property and equipment	283,730	324,288
Total accumulated depreciation and amortization (1)	97,015	120,111
Total property and equipment, net	$186,715	$204,177
__________________
(1)Includes the original cost and accumulated depreciation of fully-depreciated assets.
Depreciation and amortization expense on property and equipment was $22.9 billion, $24.9 billion, and $30.2 billion which includes amortization of property and equipment acquired under finance leases of $9.9 billion, $6.1 billion, and $5.9 billion for 2021, 2022, and 2023.

Note 4 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, data center, office, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $68.0 billion and $62.5 billion as of December 31, 2022 and 2023. Accumulated amortization associated with finance leases was $45.2 billion and $44.7 billion as of December 31, 2022 and 2023.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Operating lease cost	$7,199	$8,847	$10,550
Finance lease cost:
Amortization of lease assets	9,857	6,097	5,899
Interest on lease liabilities	473	361	304
Finance lease cost	10,330	6,458	6,203
Variable lease cost	1,556	1,852	2,165
Total lease cost	$19,085	$17,157	$18,918
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2022	December 31, 2023

Weighted-average remaining lease term – operating leases	11.6 years	11.3 years
Weighted-average remaining lease term – finance leases	10.3 years	11.9 years
Weighted-average discount rate – operating leases	2.8%	3.3%
Weighted-average discount rate – finance leases	2.3%	2.7%
Our lease liabilities were as follows (in millions):

	December 31, 2022
	Operating Leases	Finance Leases	Total

Gross lease liabilities	$81,273	$18,019	$99,292
Less: imputed interest	(12,233)	(2,236)	(14,469)
Present value of lease liabilities	69,040	15,783	84,823
Less: current portion of lease liabilities	(7,458)	(4,397)	(11,855)
Total long-term lease liabilities	$61,582	$11,386	$72,968

	December 31, 2023
	Operating Leases	Finance Leases	Total

Gross lease liabilities	$90,777	$14,106	$104,883
Less: imputed interest	(15,138)	(1,997)	(17,135)
Present value of lease liabilities	75,639	12,109	87,748
Less: current portion of lease liabilities	(8,419)	(2,032)	(10,451)
Total long-term lease liabilities	$67,220	$10,077	$77,297

Note 5 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
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
2023 Acquisition Activity
On February 22, 2023, we acquired 1Life Healthcare, Inc. (One Medical), for cash consideration of approximately $3.5 billion, net of cash acquired, to provide health care options for customers. The acquired assets primarily consist of $1.3 billion of intangible assets and $2.5 billion of goodwill, which is allocated to our North America segment.
During 2023, we also acquired certain other companies for an immaterial aggregate purchase price, net of cash acquired.
Pro forma results of operations have not been presented because the effects of the 2023 acquisitions, individually and in the aggregate, were not material to our consolidated results of operations. Acquisition-related costs were expensed as incurred and were not significant.
In addition, in August 2022, we entered into an agreement to acquire iRobot Corporation, as amended in July 2023, for approximately $1.7 billion, including its debt, subject to customary closing conditions. In January 2024, we and iRobot agreed to terminate the transaction.
Goodwill
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of the acquired companies is generally not deductible for tax purposes. The following summarizes our goodwill activity in 2022 and 2023 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2022	$12,758	$1,327	$1,286	$15,371
New acquisitions	3,943	1,054	—	4,997
Other adjustments (1)	(80)	30	(30)	(80)
Goodwill - December 31, 2022	16,621	2,411	1,256	20,288
New acquisitions	2,494	—	—	2,494
Other adjustments (1)	11	1	(5)	7
Goodwill - December 31, 2023	$19,126	$2,412	$1,251	$22,789
 ___________________
(1)Primarily includes changes in foreign exchange rates.

Intangible Assets
Acquired identifiable intangible assets are valued primarily by using discounted cash flows. These assets are included within “Other assets” on our consolidated balance sheets and consist of the following (in millions):

	December 31,
	2022			2023
	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Weighted Average Life Remaining
Finite-lived intangible assets (2):
Marketing-related	$2,407	$(601)	$1,806	$2,643	$(738)	$1,905	17.5
Contract-based	3,661	(813)	2,848	4,800	(1,129)	3,671	11.7
Technology- and content-based	883	(643)	240	743	(340)	403	5.1
Customer-related	184	(128)	56	749	(188)	561	6.6
Total finite-lived intangible assets	$7,135	$(2,185)	$4,950	$8,935	$(2,395)	$6,540	12.5
IPR&D and other (3)	$1,147		$1,147	$1,147		$1,147
Total acquired intangibles	$8,282	$(2,185)	$6,097	$10,082	$(2,395)	$7,687
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
Amortization expense for acquired finite-lived intangibles was $512 million, $604 million, and $706 million in 2021, 2022, and 2023. Expected future amortization expense of acquired finite-lived intangible assets as of December 31, 2023 is as follows (in millions):

Year Ended December 31,
2024	$715
2025	631
2026	563
2027	552
2028	534
Thereafter	3,545
$6,540

Note 6 — DEBT
As of December 31, 2023, we had $66.5 billion of unsecured senior notes outstanding (the “Notes”) and $682 million of borrowings under our secured revolving credit facility. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2022	December 31, 2023
2014 Notes issuance of $6.0 billion	2024 - 2044	3.80% - 4.95%	3.90% - 5.12%	4,000	4,000
2017 Notes issuance of $17.0 billion	2024 - 2057	2.80% - 5.20%	2.95% - 4.33%	16,000	15,000
2020 Notes issuance of $10.0 billion	2025 - 2060	0.80% - 2.70%	0.88% - 2.77%	10,000	9,000
2021 Notes issuance of $18.5 billion	2024 - 2061	0.45% - 3.25%	0.57% - 3.31%	18,500	17,500
April 2022 Notes issuance of $12.8 billion	2024 - 2062	2.73% - 4.10%	2.83% - 4.15%	12,750	12,750
December 2022 Notes issuance of $8.3 billion	2024 - 2032	4.55% - 4.70%	4.61% - 4.83%	8,250	8,250
Credit Facility				1,042	682
Total face value of long-term debt				70,542	67,182
Unamortized discount and issuance costs, net				(393)	(374)
Less: current portion of long-term debt				(2,999)	(8,494)
Long-term debt				$67,150	$58,314
___________________
(1)The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, and December 2022 Notes were 11.6, 14.1, 17.5, 13.1, 12.3, and 4.9 years as of December 31, 2023. The combined weighted-average remaining life of the Notes was 12.7 years as of December 31, 2023.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $61.4 billion and $60.6 billion as of December 31, 2022 and 2023, which is based on quoted prices for our debt as of those dates.
We have a $1.5 billion secured revolving credit facility with a lender that is secured by certain seller receivables, which we may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until August 2025, bears interest based on the daily Secured Overnight Financing Rate plus 1.25%, and has a commitment fee of up to 0.45% on the undrawn portion. There were $1.0 billion and $682 million of borrowings outstanding under the Credit Facility as of December 31, 2022 and 2023, which had an interest rate of 5.6% and 6.6%, respectively. As of December 31, 2022 and 2023, we have pledged $1.2 billion and $806 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2022 and 2023.
As of December 31, 2023, future principal payments for our total long-term debt were as follows (in millions):

Year Ended December 31,
2024	$8,500
2025	5,286
2026	3,146
2027	8,750
2028	2,250
Thereafter	39,250
$67,182
In January 2023, we entered into an $8.0 billion unsecured 364-day term loan with a syndicate of lenders (the “Term Loan”), maturing in January 2024 and bearing interest at the Secured Overnight Financing Rate specified in the Term Loan plus 0.75%. The Term Loan was classified as short-term debt and included within “Accrued expenses and other” on our consolidated balance sheets. As of December 31, 2023, the entire amount of the Term Loan has been repaid.
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were $6.8 billion of borrowings outstanding under the Commercial Paper Programs as of December 31, 2022, which were included in “Accrued expenses and other” on our consolidated balance sheets and had a weighted-average effective interest rate, including issuance costs, of 4.5%. There were no borrowings outstanding under the Commercial Paper Programs as of December 31, 2023. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
In November 2023, we entered into a $15.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), which replaced the prior amended and restated credit agreement entered into in March 2022. The Credit Agreement has a term that extends to November 2028 and may be extended for one or more additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement or the prior amended and restated credit agreement as of December 31, 2022 and 2023.
In November 2023, we also entered into a $5.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “Short-Term Credit Agreement”), which replaced the prior 364-day revolving credit agreement entered into in November 2022. The Short-Term Credit Agreement matures in October 2024 and may be extended for one additional period of 364 days if approved by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion. There were no borrowings outstanding under the Short-Term Credit Agreement or the prior 364-day revolving credit agreement as of December 31, 2022 and 2023.
We also utilize other short-term credit facilities for working capital purposes. There were $1.2 billion and $147 million of borrowings outstanding under these facilities as of December 31, 2022 and 2023, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $6.8 billion of unused letters of credit as of December 31, 2023.

Note 7 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of December 31, 2023 (in millions):

	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt principal and interest	$10,616	$7,175	$4,858	$10,404	$3,643	$60,176	$96,872
Operating lease liabilities	11,229	9,922	9,156	8,321	7,546	44,603	90,777
Finance lease liabilities, including interest	2,292	1,471	1,369	1,123	1,022	6,829	14,106
Financing obligations, including interest (1)	469	462	468	476	484	6,282	8,641
Leases not yet commenced	2,034	2,620	2,836	2,852	2,979	24,860	38,181
Unconditional purchase obligations (2)	9,432	7,823	5,901	4,463	1,912	5,953	35,484
Other commitments (3)	3,273	1,390	1,125	759	680	9,121	16,348
Total commitments	$39,345	$30,863	$25,713	$28,398	$18,266	$157,824	$300,409
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $266 million and $271 million are recorded within “Accrued expenses and other” and $6.7 billion and $6.6 billion are recorded within “Other long-term liabilities” as of December 31, 2022 and 2023. The weighted-average remaining term of the financing obligations was 17.9 years and 17.0 years and the weighted-average imputed interest rate was 3.1% as of December 31, 2022 and 2023.
(2)Includes unconditional purchase obligations related to long-term agreements to acquire and license digital media content that are not reflected on the consolidated balance sheets, and certain products offered in our Whole Foods Market stores. For those digital media content agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities and/or pricing as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified. Renewable energy agreements based on actual generation without a fixed or minimum volume commitment are not included. These agreements also provide the right to receive renewable energy certificates for no additional consideration.
(3)Includes asset retirement obligations, liabilities associated with digital media content agreements with initial terms greater than one year, and the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction. Excludes approximately $5.2 billion of income tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Suppliers
During 2023, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.
Other Contingencies
We are disputing claims and denials of refunds or credits, and monitoring or evaluating potential claims, related to various non-income taxes (such as sales, value added, consumption, service, and similar taxes), including in jurisdictions in which we already collect and remit these taxes. These non-income tax controversies typically include (i) the taxability of products and services, including cross-border intercompany transactions, (ii) collection and withholding on transactions with third parties, including as a result of evolving requirements imposed on marketplaces with respect to third-party sellers, and (iii) the adequacy of compliance with reporting obligations, including evolving documentation requirements. Due to the inherent complexity and uncertainty of these matters and the judicial and regulatory processes in certain jurisdictions, the final outcome of any such controversies may be materially different from our expectations.
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
In November 2015, Eolas Technologies, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the use of “interactive features” on www.amazon.com, including “search suggestions and search results,” infringes U.S. Patent No. 9,195,507, entitled “Distributed

Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects Within a Hypermedia Document.” The complaint sought a judgment of infringement together with costs and attorneys’ fees. In February 2016, Eolas filed an amended complaint seeking, among other things, an unspecified amount of damages. In February 2017, Eolas alleged in its damages report that in the event of a finding of liability Amazon could be subject to $130 million to $250 million in damages. In April 2017, the case was transferred to the United States District Court for the Northern District of California. In May 2022, the district court granted summary judgment, holding that the patent is invalid. In June 2022, Eolas filed a notice of appeal. In February 2024, the United States Court of Appeals for the Federal Circuit affirmed the district court’s judgment. We dispute the allegations of wrongdoing and will continue to defend ourselves vigorously in this matter.
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
In December 2018, Kove IO, Inc. filed a complaint against Amazon Web Services, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleges, among other things, that Amazon S3 and DynamoDB infringe U.S. Patent Nos. 7,814,170 and 7,103,640, each entitled “Network Distributed Tracking Wire Transfer Protocol”; and 7,233,978, entitled “Method and Apparatus for Managing Location Information in a Network Separate from the Data to Which the Location Information Pertains.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In March 2022, the case was stayed pending resolution of review petitions we filed with the United States Patent and Trademark Office. In November 2022, the stay was lifted. In July 2023, Kove alleged in its damages report that in the event of a finding of liability Amazon Web Services could be subject to $517 million to $1.03 billion in damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
Beginning in March 2020 with Frame-Wilson v. Amazon.com, Inc. filed in the United States District Court for the Western District of Washington (“W.D. Wash.”), private litigants have filed a number of cases in the U.S. and Canada alleging, among other things, price fixing arrangements between Amazon.com, Inc. and vendors and third-party sellers in Amazon’s stores, monopolization and attempted monopolization, and consumer protection and unjust enrichment claims. Attorneys General for the District of Columbia and California brought similar suits in May 2021 and September 2022 in the Superior Court of the District of Columbia and the California Superior Court for the County of San Francisco, respectively. Some of the private cases include allegations of several distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. The complaints seek billions of dollars of alleged damages, treble damages, punitive damages, injunctive relief, civil penalties, attorneys’ fees, and costs. The Federal Trade Commission and a number of state Attorneys General filed a similar lawsuit in September 2023 in the W.D. Wash. alleging violations of federal antitrust and state antitrust and consumer protection laws. That complaint alleges, among other things, that Amazon has a monopoly in markets for online superstores and marketplace services, and unlawfully maintains those monopolies through anticompetitive practices relating to our pricing policies, advertising practices, the structure of Prime, and promotion of our own products on our website. The complaint seeks injunctive and structural relief, an unspecified amount of damages, and costs. Amazon’s motions to dismiss were granted in part and denied in part in Frame-Wilson in March 2022 and March 2023, De Coster v. Amazon.com, Inc. (W.D. Wash.) in January 2023, and the California Attorney General’s lawsuit in March 2023. All three courts dismissed claims alleging that Amazon’s pricing policies are inherently illegal and denied dismissal of claims alleging that Amazon’s pricing policies are an unlawful restraint of trade. In March 2022, the DC Superior Court dismissed the DC Attorney General’s lawsuit in its entirety; the dismissal is under appeal. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In October 2020, Broadband iTV, Inc. filed a complaint against Amazon.com, Inc., Amazon.com Services LLC, and Amazon Web Services, Inc. in the United States District Court for the Western District of Texas. The complaint alleges, among other things, that certain Amazon Prime Video features and services infringe U.S. Patent Nos. 9,648,388, 10,546,750, and 10,536,751, each entitled “Video-On-Demand Content Delivery System for Providing Video-On-Demand Services to TV

Services Subscribers”; 10,028,026, entitled “System for Addressing On-Demand TV Program Content on TV Services Platform of a Digital TV Services Provider”; and 9,973,825, entitled “Dynamic Adjustment of Electronic Program Guide Displays Based on Viewer Preferences for Minimizing Navigation in VOD Program Selection.” The complaint seeks an unspecified amount of damages. In April 2022, Broadband iTV alleged in its damages report that in the event of a finding of liability Amazon could be subject to $166 million to $986 million in damages. In September 2022, the court granted summary judgment, holding that the patents are invalid. In October 2022, Broadband iTV filed a notice of appeal. We dispute the allegations of wrongdoing and will continue to defend ourselves vigorously in this matter.
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
In May 2023, Dialect, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the Eastern District for Virginia. The complaint alleges, among other things, that Amazon’s Alexa-enabled products and services, such as Echo devices, Fire tablets, Fire TV sticks, Fire TVs, Alexa, and Alexa Voice Services, infringe U.S. Patent Nos. 7,693,720 and 9,031,845, each entitled “Mobile Systems and Methods for Responding to Natural Language Speech Utterance”; 8,015,006, entitled “Systems and Methods for Processing Natural Language Speech Utterances with Context-Specific Domain Agents”; 8,140,327, entitled “System and Method for Filtering and Eliminating Noise from Natural Language Utterances to Improve Speech Recognition and Parsing”; 8,195,468 and 9,495,957, each entitled “Mobile Systems and Methods of Supporting Natural Language Human-Machine Interactions”; and 9,263,039, entitled “Systems and Methods for Responding to Natural Language Speech Utterance.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In November 2023, the court granted in part Amazon’s motion to dismiss Dialect’s complaint and dismissed the ‘845 patent from the case. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
Beginning in October 2023, Nokia Technologies Oy and related entities filed complaints alleging infringement of patents related to video-related technologies against Amazon.com, Inc. and related entities in multiple courts in the United States, India, the United Kingdom, Germany, and Brazil, the Unified Patent Court of the European Union, and the United States International Trade Commission. The complaints allege, among other things, that certain Amazon Prime Video services and features of Amazon devices carrying the Prime Video app infringe Nokia’s patents; some of the complaints additionally allege infringement by Freevee, Twitch, and Amazon voice assistants. The complaints seek, among other things, injunctive relief and, in some cases, unspecified money damages, enhanced damages, attorneys’ fees, costs, interest, and declaratory relief. These matters are at various procedural stages, with preliminary injunctions issued in certain instances. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.5 billion, 10.6 billion, and 10.8 billion, as of December 31, 2021, 2022, and 2023. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration, which replaced the previous $5.0 billion stock repurchase authorization, approved by the Board of Directors in February 2016. We repurchased 46.2 million shares of our common stock for $6.0 billion in 2022 under these programs. There were no repurchases of common stock in 2021 or 2023. As of December 31, 2023, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years. The majority of restricted stock unit awards are granted at the date of hire or in Q2 as part of the annual compensation review and primarily vest semi-annually in Q2 and Q4 of the relevant compensation year.
Stock Award Activity
Stock-based compensation expense is as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Cost of sales	$540	$757	$836
Fulfillment	1,946	2,745	3,090
Technology and infrastructure	6,645	10,621	13,434
Sales and marketing	2,530	3,875	4,623
General and administrative	1,096	1,623	2,040
Total stock-based compensation expense (1)	$12,757	$19,621	$24,023
___________________
(1)The related tax benefits were $2.7 billion, $4.3 billion, and $5.4 billion for 2021, 2022, and 2023.

The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2021	303.3	$100
Units granted	127.3	167
Units vested	(108.4)	85
Units forfeited	(42.3)	116
Outstanding as of December 31, 2021	279.9	134
Units granted	262.8	142
Units vested	(113.3)	114
Units forfeited	(45.0)	143
Outstanding as of December 31, 2022	384.4	144
Units granted	218.1	106
Units vested	(139.9)	143
Units forfeited	(56.8)	135
Outstanding as of December 31, 2023	405.8	125
Scheduled vesting for outstanding restricted stock units as of December 31, 2023, is as follows (in millions):

	Year Ended
	2024	2025	2026	2027	2028	Thereafter	Total
Scheduled vesting — restricted stock units	218.3	124.6	48.7	11.2	1.3	1.7	405.8
As of December 31, 2023, there was $18.3 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 0.9 years. The estimated forfeiture rate as of December 31, 2021, 2022, and 2023 was 26.5%, 26.5%, and 26.1%.
During 2021, 2022, and 2023, the fair value of restricted stock units that vested was $18.2 billion, $12.8 billion, and $17.6 billion.
Common Stock Available for Future Issuance
As of December 31, 2023, common stock available for future issuance to employees is 1.6 billion shares.
Note 9 — INCOME TAXES
In 2021, 2022, and 2023, we recorded a net tax provision (benefit) of $4.8 billion, $(3.2) billion, and $7.1 billion. Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. Cash paid for income taxes, net of refunds, was $3.7 billion, $6.0 billion, and $11.2 billion for 2021, 2022, and 2023.
Certain foreign subsidiary earnings and losses are subject to current U.S. taxation and the subsequent repatriation of those earnings is not subject to tax in the U.S. The U.S. tax rules also provide for enhanced accelerated depreciation deductions by allowing us to expense a portion of qualified property, primarily equipment. These enhanced deductions are scheduled to phase out annually from 2023 through 2026. Our federal tax provision included a partial accelerated depreciation deduction election for 2021, and a full election for 2022 and 2023. Effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes.

The components of the provision (benefit) for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
U.S. Federal:
Current	$2,129	$2,175	$8,652
Deferred	155	(6,686)	(5,505)
Total	2,284	(4,511)	3,147
U.S. State:
Current	763	1,074	2,158
Deferred	(178)	(1,302)	(498)
Total	585	(228)	1,660
International:
Current	2,209	1,682	2,186
Deferred	(287)	(160)	127
Total	1,922	1,522	2,313
Provision (benefit) for income taxes, net	$4,791	$(3,217)	$7,120
U.S. and international components of income (loss) before income taxes are as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
U.S.	$35,879	$(8,225)	$32,328
International	2,272	2,289	5,229
Income (loss) before income taxes	$38,151	$(5,936)	$37,557
The items accounting for differences between income taxes computed at the federal statutory rate and the provision (benefit) recorded for income taxes are as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Income taxes computed at the federal statutory rate	$8,012	$(1,246)	$7,887
Effect of:
Tax impact of foreign earnings and losses	(1,349)	(370)	594
State taxes, net of federal benefits	465	(173)	1,307
Tax credits	(1,136)	(1,006)	(2,362)
Stock-based compensation (1)	(1,094)	612	1,047
Foreign income deduction (2)	(301)	(1,258)	(1,429)
Other, net	194	224	76
Total	$4,791	$(3,217)	$7,120
___________________
(1)Includes non-deductible stock-based compensation and excess tax benefits or shortfalls from stock-based compensation. Our tax provision includes $1.9 billion of excess tax benefits from stock-based compensation for 2021, and $33 million and $519 million of tax shortfalls from stock-based compensation for 2022 and 2023.
(2)U.S. companies are eligible for a deduction that lowers the effective tax rate on certain foreign income. This regime is referred to as the Foreign-Derived Intangible Income deduction and is dependent on the amount of our U.S. taxable income.
We generated an income tax benefit in 2022 as compared to a provision for income taxes in 2021 primarily due to a decrease in pretax income and an increase in the foreign income deduction. This was partially offset by a reduction in excess tax benefits from stock-based compensation and a decrease in the tax impact of foreign earnings and losses driven by a decline in the favorable effects of corporate restructuring transactions. The foreign income deduction benefit recognized in 2022 reflects a change in our application of tax regulations related to the computation of qualifying foreign income and includes a tax benefit of approximately $655 million related to years prior to 2022.

We recorded a provision for income taxes in 2023 as compared to an income tax benefit in 2022 primarily due to an increase in pretax income, a decrease in the tax impact of foreign earnings and losses driven by a decline in the favorable effects of corporate restructuring transactions, and an increase in tax shortfalls from stock-based compensation. This was partially offset by an increase in federal research and development credits, which included approximately $600 million of tax benefit recorded in 2023 related to a change in the estimated qualifying expenditures associated with our 2022 U.S. federal R&D credit.
We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2022	2023
Deferred tax assets (1):
Loss carryforwards U.S. - Federal/States	386	610
Loss carryforwards - Foreign	2,831	2,796
Accrued liabilities, reserves, and other expenses	3,280	3,751
Stock-based compensation	4,295	5,279
Depreciation and amortization	1,009	1,114
Operating lease liabilities	18,285	19,922
Capitalized research and development	6,824	14,800
Other items	1,023	745
Tax credits	950	1,582
Total gross deferred tax assets	38,883	50,599
Less valuation allowances (2)	(4,374)	(4,811)
Deferred tax assets, net of valuation allowances	34,509	45,788
Deferred tax liabilities:
Depreciation and amortization	(9,039)	(12,454)
Operating lease assets	(17,140)	(18,648)
Other items	(817)	(1,489)
Net deferred tax assets (liabilities), net of valuation allowances	$7,513	$13,197
 ___________________
(1)Deferred tax assets are presented after tax effects and net of tax contingencies.
(2)Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions or future capital gains, as well as tax credits.
Our valuation allowances primarily relate to foreign deferred tax assets, including substantially all of our foreign net operating loss carryforwards as of December 31, 2023. Our foreign net operating loss carryforwards for income tax purposes as of December 31, 2023 were approximately $10.2 billion before tax effects and certain of these amounts are subject to annual limitations under applicable tax law. If not utilized, a portion of these losses will begin to expire in 2024.
Income Tax Contingencies
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

The reconciliation of our income tax contingencies is as follows (in millions):

	December 31,
	2021	2022	2023
Gross tax contingencies – January 1	$2,820	$3,242	$4,002
Gross increases to tax positions in prior periods	403	274	440
Gross decreases to tax positions in prior periods	(354)	(172)	(38)
Gross increases to current period tax positions	507	706	1,009
Settlements with tax authorities	(60)	(20)	(106)
Lapse of statute of limitations	(74)	(28)	(79)
Gross tax contingencies – December 31 (1)	$3,242	$4,002	$5,228
 ___________________
(1)As of December 31, 2023, we had approximately $5.2 billion of income tax contingencies of which $3.3 billion, if fully recognized, would decrease our effective tax rate.
As of December 31, 2022 and 2023, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $103 million and $194 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2021, 2022, and 2023 were $28 million, $(7) million, and $91 million.
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
In October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. Based on that decision, the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, for the period May 2006 through June 2014, and ordered Luxembourg tax authorities to calculate the actual amount of additional taxes subject to recovery. Luxembourg computed an initial recovery amount, consistent with the European Commission’s decision, which we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals. In December 2017, Luxembourg appealed the European Commission’s decision. In May 2018, we appealed. On May 12, 2021, the European Union General Court annulled the European Commission’s state aid decision. In July 2021, the European Commission appealed the decision to the European Court of Justice. In December 2023, the European Court of Justice affirmed the European Union General Court’s decision.
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

Note 10 — SEGMENT INFORMATION
We have organized our operations into three segments: North America, International, and AWS. We allocate to segment results the operating expenses “Fulfillment,” “Technology and infrastructure,” “Sales and marketing,” and “General and administrative” based on usage, which is generally reflected in the segment in which the costs are incurred. The majority of technology costs recorded in “Technology and infrastructure” are incurred in the U.S. and are included in our North America and AWS segments. The majority of infrastructure costs recorded in “Technology and infrastructure” are allocated to the AWS segment based on usage. There are no internal revenue transactions between our reportable segments. Our chief operating decision maker (“CODM”) regularly reviews consolidated net sales, consolidated operating expenses, and consolidated operating income (loss) by segment. Amounts included in consolidated operating expenses include “Cost of sales,” “Fulfillment,” “Technology and infrastructure,” “Sales and marketing,” “General and administrative,” and “Other operating expense (income), net.” Our CODM manages our business by reviewing annual forecasts and consolidated results by segment on a quarterly basis.
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
Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
North America
Net sales	$279,833	$315,880	$352,828
Operating expenses	272,562	318,727	337,951
Operating income (loss)	$7,271	$(2,847)	$14,877
International
Net sales	$127,787	$118,007	$131,200
Operating expenses	128,711	125,753	133,856
Operating loss	$(924)	$(7,746)	$(2,656)
AWS
Net sales	$62,202	$80,096	$90,757
Operating expenses	43,670	57,255	66,126
Operating income	$18,532	$22,841	$24,631
Consolidated
Net sales	$469,822	$513,983	$574,785
Operating expenses	444,943	501,735	537,933
Operating income	24,879	12,248	36,852
Total non-operating income (expense)	13,272	(18,184)	705
Benefit (provision) for income taxes	(4,791)	3,217	(7,120)
Equity-method investment activity, net of tax	4	(3)	(12)
Net income (loss)	$33,364	$(2,722)	$30,425

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Net Sales:
Online stores (1)	$222,075	$220,004	$231,872
Physical stores (2)	17,075	18,963	20,030
Third-party seller services (3)	103,366	117,716	140,053
Advertising services (4)	31,160	37,739	46,906
Subscription services (5)	31,768	35,218	40,209
AWS	62,202	80,096	90,757
Other (6)	2,176	4,247	4,958
Consolidated	$469,822	$513,983	$574,785
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
(4)Includes sales of advertising services to sellers, vendors, publishers, authors, and others, through programs such as sponsored ads, display, and video advertising.
(5)Includes annual and monthly fees associated with Amazon Prime memberships, as well as digital video, audiobook, digital music, e-book, and other non-AWS subscription services.
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
Net sales are attributed to countries primarily based on country-focused online and physical stores or, for AWS purposes, the selling entity. Net sales attributed to countries that represent a significant portion of consolidated net sales are as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
United States	$314,006	$356,113	$395,637
Germany	37,326	33,598	37,588
United Kingdom	31,914	30,074	33,591
Japan	23,071	24,396	26,002
Rest of world	63,505	69,802	81,967
Consolidated	$469,822	$513,983	$574,785

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

	December 31,
	2021	2022	2023
North America (1)	$161,255	$185,268	$196,029
International (1)	57,983	64,666	69,718
AWS (2)	63,835	88,491	108,533
Corporate	137,476	124,250	153,574
Consolidated	$420,549	$462,675	$527,854
___________________
(1)North America and International segment assets primarily consist of property and equipment, operating leases, inventory, accounts receivable, and digital video and music content.
(2)AWS segment assets primarily consist of property and equipment, accounts receivable, and operating leases.
Property and equipment, net by segment is as follows (in millions):

	December 31,
	2021	2022	2023
North America	$83,640	$90,076	$93,632
International	21,718	23,347	24,357
AWS	43,245	60,324	72,701
Corporate	11,678	12,968	13,487
Consolidated	$160,281	$186,715	$204,177
Total net additions to property and equipment by segment are as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
North America (1)	$37,397	$23,682	$17,529
International (1)	10,259	6,711	4,144
AWS (2)	22,047	27,755	24,843
Corporate	2,622	2,688	1,828
Consolidated	$72,325	$60,836	$48,344
___________________
(1)Includes property and equipment added under finance leases of $3.6 billion, $422 million, and $525 million in 2021, 2022, and 2023, and under build-to-suit lease arrangements of $5.6 billion, $3.2 billion, and $356 million in 2021, 2022, and 2023.
(2)Includes property and equipment added under finance leases of $3.5 billion, $253 million, and $117 million in 2021, 2022, and 2023, and under build-to-suit lease arrangements of $51 million, $20 million, and $1 million in 2021, 2022, and 2023.
U.S. property and equipment, net and operating leases were $155.0 billion, $180.0 billion, and $196.0 billion, as of December 31, 2021, 2022, and 2023, and non-U.S. property and equipment, net and operating leases were $61.3 billion, $72.9 billion, and $80.7 billion as of December 31, 2021, 2022, and 2023. Except for the U.S., property and equipment, net and operating leases in any single country were less than 10% of consolidated property and equipment, net and operating leases.
Depreciation and amortization expense on property and equipment, including corporate property and equipment, are allocated to all segments based on usage. Total depreciation and amortization expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
North America	$9,234	$11,565	$13,678
International	3,022	3,483	4,016
AWS	10,653	9,876	12,531
Consolidated	$22,909	$24,924	$30,225

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control Over Financial Reporting
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amazon.com, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and our report dated February 1, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Seattle, Washington
February 1, 2024

Item 9B.	Other Information
On November 3, 2023, Jonathan Rubinstein, Director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 22,953 shares of Amazon.com, Inc. common stock over a period ending on February 9, 2026, subject to certain conditions.
On November 6, 2023, Douglas Herrington, CEO Worldwide Amazon Stores, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 130,162 shares of Amazon.com, Inc. common stock over a period ending on December 31, 2024, subject to certain conditions.
On November 8, 2023, Jeffrey Bezos, our founder and Executive Chair, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 50,000,000 shares of Amazon.com, Inc. common stock over a period ending on January 31, 2025, subject to certain conditions.
On November 13, 2023, Shelley Reynolds, Vice President, Worldwide Controller, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 11,200 shares of Amazon.com, Inc. common stock over a period ending on November 29, 2024, subject to certain conditions.
On November 13, 2023, David Zapolsky, Senior Vice President, Global Public Policy and General Counsel, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 48,480 shares of Amazon.com, Inc. common stock over a period ending on December 31, 2024, subject to certain conditions.
On November 16, 2023, Andrew Jassy, President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 190,900 shares of Amazon.com, Inc. common stock over a period ending on December 31, 2024, subject to certain conditions.
On November 21, 2023, Brian Olsavsky, Senior Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 31,400 shares of Amazon.com, Inc. common stock over a period ending on May 28, 2024, subject to certain conditions.
On November 27, 2023, Judith McGrath, Director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 5,760 shares of Amazon.com, Inc. common stock over a period ending on March 8, 2024, subject to certain conditions.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Information About Our Executive Officers.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and, to the extent applicable, compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at amazon.com/ir.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2023
Consolidated Statements of Operations for each of the three years ended December 31, 2023
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2023
Consolidated Balance Sheets as of December 31, 2022 and 2023
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2023
Notes to Consolidated Financial Statements
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

10.9
Five-Year Revolving Credit Agreement, dated as of November 1, 2023, among Amazon.com, Inc., Citibank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 1, 2023).

10.10
364-Day Revolving Credit Agreement, dated as of November 1, 2023, among Amazon.com, Inc., Citibank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 1, 2023).

21.1	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

97.1	Amazon.com, Inc. Clawback Policy.

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
__________________
†    Executive Compensation Plan or Agreement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 1, 2024.

AMAZON.COM, INC.

By:	/s/ Andrew R. Jassy
Andrew R. Jassy
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 1, 2024.

Signature	Title

/s/ Andrew R. Jassy
Andrew R. Jassy	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Brian T. Olsavsky
Brian T. Olsavsky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelley L. Reynolds
Shelley L. Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/s/ Jeffrey P. Bezos
Jeffrey P. Bezos	Executive Chair

/s/ Keith B. Alexander
Keith B. Alexander	Director

/s/ Edith W. Cooper
Edith W. Cooper	Director

/s/ Jamie S. Gorelick
Jamie S. Gorelick	Director

/s/ Daniel P. Huttenlocher
Daniel P. Huttenlocher	Director

/s/ Judith A. McGrath
Judith A. McGrath	Director

/s/ Indra K. Nooyi
Indra K. Nooyi	Director

/s/ Jonathan J. Rubinstein
Jonathan J. Rubinstein	Director

/s/ Brad D. Smith
Brad D. Smith	Director

/s/ Patricia Q. Stonesifer
Patricia Q. Stonesifer	Director

/s/ Wendell P. Weeks
Wendell P. Weeks	Director