Form 10-Q
period 2024-03-31
AMAZON COM INC
filed 2024-05-01
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,406,627,415 shares of common stock, par value $0.01 per share, outstanding as of April 24, 2024

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2024	2023	2024
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$54,253	$73,890	$36,599	$49,734
OPERATING ACTIVITIES:
Net income	3,172	10,431	4,294	37,684
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	11,123	11,684	43,851	49,224
Stock-based compensation	4,748	4,961	21,119	24,236
Non-operating expense (income), net	534	2,734	8,811	1,452
Deferred income taxes	(472)	(938)	(6,619)	(6,342)
Changes in operating assets and liabilities:
Inventories	371	1,776	393	2,854
Accounts receivable, net and other	4,724	3,684	(4,361)	(9,388)
Other assets	(3,203)	(2,701)	(14,499)	(11,763)
Accounts payable	(11,264)	(11,282)	1,061	5,455
Accrued expenses and other	(5,763)	(2,928)	(1,418)	407
Unearned revenue	818	1,568	1,698	5,328
Net cash provided by (used in) operating activities	4,788	18,989	54,330	99,147
INVESTING ACTIVITIES:
Purchases of property and equipment	(14,207)	(14,925)	(62,901)	(53,447)
Proceeds from property and equipment sales and incentives	1,137	990	5,252	4,449
Acquisitions, net of cash acquired, non-marketable investments, and other	(3,513)	(3,354)	(5,488)	(5,680)
Sales and maturities of marketable securities	1,115	1,392	9,963	5,904
Purchases of marketable securities	(338)	(1,965)	(1,139)	(3,115)
Net cash provided by (used in) investing activities	(15,806)	(17,862)	(54,313)	(51,889)
FINANCING ACTIVITIES:
Common stock repurchased	—	—	(3,334)	—
Proceeds from short-term debt, and other	12,780	338	40,590	5,687
Repayments of short-term debt, and other	(3,603)	(404)	(34,926)	(22,478)
Proceeds from long-term debt	—	—	21,166	—
Repayments of long-term debt	(1,386)	(330)	(2,644)	(2,620)
Principal repayments of finance leases	(1,380)	(770)	(6,544)	(3,774)
Principal repayments of financing obligations	(57)	(90)	(226)	(304)
Net cash provided by (used in) financing activities	6,354	(1,256)	14,082	(23,489)
Foreign currency effect on cash, cash equivalents, and restricted cash	145	(429)	(964)	(171)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,519)	(558)	13,135	23,598
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$49,734	$73,332	$49,734	$73,332
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2024
Net product sales	$56,981	$60,915
Net service sales	70,377	82,398
Total net sales	127,358	143,313
Operating expenses:
Cost of sales	67,791	72,633
Fulfillment	20,905	22,317
Technology and infrastructure	20,450	20,424
Sales and marketing	10,172	9,662
General and administrative	3,043	2,742
Other operating expense (income), net	223	228
Total operating expenses	122,584	128,006
Operating income	4,774	15,307
Interest income	611	993
Interest expense	(823)	(644)
Other income (expense), net	(443)	(2,673)
Total non-operating expense	(655)	(2,324)
Income before income taxes	4,119	12,983
Provision for income taxes	(948)	(2,467)
Equity-method investment activity, net of tax	1	(85)
Net income	$3,172	$10,431
Basic earnings per share	$0.31	$1.00
Diluted earnings per share	$0.31	$0.98
Weighted-average shares used in computation of earnings per share:
Basic	10,250	10,393
Diluted	10,347	10,670
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2024
Net income	$3,172	$10,431
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(10) and $30	386	(1,096)
Available-for-sale debt securities:
Change in net unrealized gains (losses), net of tax of $(29) and $(158)	95	536
Less: reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $(10) and $0	33	1
Net change	128	537
Other, net of tax of $0 and $(1)	—	1
Total other comprehensive income (loss)	514	(558)
Comprehensive income	$3,686	$9,873
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2023	March 31, 2024
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,387	$72,852
Marketable securities	13,393	12,222
Inventories	33,318	31,147
Accounts receivable, net and other	52,253	47,768
Total current assets	172,351	163,989
Property and equipment, net	204,177	209,950
Operating leases	72,513	73,313
Goodwill	22,789	22,770
Other assets	56,024	60,947
Total assets	$527,854	$530,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,981	$73,068
Accrued expenses and other	64,709	63,970
Unearned revenue	15,227	15,927
Total current liabilities	164,917	152,965
Long-term lease liabilities	77,297	77,052
Long-term debt	58,314	57,634
Other long-term liabilities	25,451	26,657
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 10,898 and 10,918 shares issued; 10,383 and 10,403 shares outstanding)	109	109
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	99,025	103,938
Accumulated other comprehensive income (loss)	(3,040)	(3,598)
Retained earnings	113,618	124,049
Total stockholders’ equity	201,875	216,661
Total liabilities and stockholders’ equity	$527,854	$530,969
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2024 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2023 Annual Report on Form 10-K.
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
We review the useful lives of equipment on an ongoing basis, and effective January 1, 2024 we changed our estimate of the useful lives for our servers from five to six years. The longer useful lives are due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for Q1 2024, based on servers that were included in “Property and equipment, net” as of December 31, 2023 and those acquired during the three months ended March 31, 2024, was a reduction in depreciation and amortization expense of $897 million and a benefit to net income of $695 million, or $0.07 per basic share and $0.07 per diluted share.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2024	2023	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$402	$269	$1,684	$2,475
Cash paid for operating leases	2,467	3,332	8,733	11,318
Cash paid for interest on finance leases	81	74	348	301
Cash paid for interest on financing obligations	59	64	208	201
Cash paid for income taxes, net of refunds	619	458	6,201	11,018
Assets acquired under operating leases	3,626	3,753	20,251	14,179
Property and equipment acquired under finance leases, net of remeasurements and modifications	8	42	517	676
Property and equipment recognized during the construction period of build-to-suit lease arrangements	131	37	1,953	263
Property and equipment derecognized after the construction period of build-to-suit lease arrangements, with the associated leases recognized as operating	720	—	5,845	654
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2023	2024
Shares used in computation of basic earnings per share	10,250	10,393
Total dilutive effect of outstanding stock awards	97	277
Shares used in computation of diluted earnings per share	10,347	10,670
Other Income (Expense), Net
“Other income (expense), net” is as follows (in millions):

	Three Months Ended March 31,
	2023	2024
Marketable equity securities valuation gains (losses)	$(480)	$(2,126)
Equity warrant valuation gains (losses)	59	(230)
Upward adjustments relating to equity investments in private companies	16	5
Foreign currency gains (losses)	70	(74)
Other, net	(108)	(248)
Total other income (expense), net	(443)	(2,673)
Included in “Other income (expense), net” is a marketable equity securities valuation gain (loss) of $(467) million and $(2.0) billion in Q1 2023 and Q1 2024, from our equity investment in Rivian Automotive, Inc. (“Rivian”). As of March 31, 2024, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 16% ownership interest, and an approximate 15% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles and jointly-owned intellectual property, and one of our employees serving on Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, which is included in “Marketable securities” on our consolidated balance sheets, and had a fair value of $3.7 billion and $1.7 billion as of December 31, 2023 and March 31, 2024.

Required summarized financial information of Rivian as disclosed in its most recent SEC filings is as follows (in millions):

	Twelve Months Ended December 31,
	2022	2023
Revenues	$1,658	$4,434
Gross profit	(3,123)	(2,030)
Loss from operations	(6,856)	(5,739)
Net loss	(6,752)	(5,432)
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $3.0 billion and $2.6 billion as of December 31, 2023 and March 31, 2024.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and sellers, as well as prepaid expenses and other current assets. As of December 31, 2023 and March 31, 2024, customer receivables, net, were $34.1 billion and $31.8 billion, vendor receivables, net, were $8.5 billion and $6.7 billion, seller receivables, net, were $1.0 billion and $0.6 billion, and other receivables, net, were $3.3 billion and $3.1 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory. Prepaid expenses and other current assets were $5.4 billion and $5.6 billion as of December 31, 2023 and March 31, 2024.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $1.7 billion as of December 31, 2023 and March 31, 2024.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2023 and March 31, 2024 were $17.4 billion and $17.9 billion. Total video and music expense was $4.0 billion and $4.6 billion in Q1 2023 and Q1 2024.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2023 was $20.9 billion, of which $6.1 billion was recognized as revenue during the three months ended March 31, 2024. Included in “Other long-term liabilities” on our consolidated balance sheets was $5.7 billion and $6.4 billion of unearned revenue as of December 31, 2023 and March 31, 2024.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $157.7 billion as of March 31, 2024. The weighted-average remaining life of our long-term contracts is 4.1 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted, and can be applied on either a prospective or retroactive basis. We are currently evaluating the ASU to determine its impact on our income tax disclosures.

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2023 and March 31, 2024, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2023	March 31, 2024
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$11,706	$11,633	$—	$—	$11,633
Level 1 securities:
Money market funds	39,160	28,676	—	—	28,676
Equity securities (1)	4,658				2,575
Level 2 securities:
Foreign government and agency securities	505	19	—	—	19
U.S. government and agency securities	1,699	2,641	1	(89)	2,553
Corporate debt securities	27,805	38,636	—	(146)	38,490
Asset-backed securities	1,646	1,554	—	(45)	1,509
Other debt securities	104	102	—	(3)	99
	$87,283	$83,261	$1	$(283)	$85,554
Less: Restricted cash, cash equivalents, and marketable securities (2)	(503)				(480)
Total cash, cash equivalents, and marketable securities	$86,780				$85,074
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $(479) million and $(2.1) billion in Q1 2023 and Q1 2024.
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
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of March 31, 2024 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$66,539	$66,481
Due after one year through five years	3,810	3,652
Due after five years through ten years	404	389
Due after ten years	875	824
Total	$71,628	$71,346
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Non-Marketable Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2023 and March 31, 2024, these warrants had a fair value of $2.2 billion and $2.1 billion, with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
As of December 31, 2023 and March 31, 2024, equity investments not accounted for under the equity-method and without readily determinable fair values had a carrying value of $754 million and $801 million, with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.
In Q3 2023, we invested in a $1.25 billion note from Anthropic, PBC, which is convertible to equity. In Q1 2024, we invested $2.75 billion in a second convertible note. The notes are classified as available for sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss).” The notes are classified as Level 3 assets. We also have a commercial arrangement primarily for the provision of AWS cloud services, which includes the use of AWS chips.

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
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2023	March 31, 2024
Cash and cash equivalents	$73,387	$72,852
Restricted cash included in accounts receivable, net and other	497	474
Restricted cash included in other assets	6	6
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$73,890	$73,332
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, data center, office, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $62.5 billion and $60.9 billion as of December 31, 2023 and March 31, 2024. Accumulated amortization associated with finance leases was $44.7 billion and $44.0 billion as of December 31, 2023 and March 31, 2024.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended March 31,
	2023	2024
Operating lease cost	$2,512	$2,829
Finance lease cost:
Amortization of lease assets	1,546	941
Interest on lease liabilities	80	73
Finance lease cost	1,626	1,014
Variable lease cost	518	635
Total lease cost	$4,656	$4,478
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2023	March 31, 2024
Weighted-average remaining lease term – operating leases	11.3 years	11.2 years
Weighted-average remaining lease term – finance leases	11.9 years	12.0 years
Weighted-average discount rate – operating leases	3.3%	3.3%
Weighted-average discount rate – finance leases	2.7%	2.8%

Our lease liabilities were as follows (in millions):

	December 31, 2023
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$90,777	$14,106	$104,883
Less: imputed interest	(15,138)	(1,997)	(17,135)
Present value of lease liabilities	75,639	12,109	87,748
Less: current portion of lease liabilities	(8,419)	(2,032)	(10,451)
Total long-term lease liabilities	$67,220	$10,077	$77,297

	March 31, 2024
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$91,419	$13,262	$104,681
Less: imputed interest	(15,400)	(2,022)	(17,422)
Present value of lease liabilities	76,019	11,240	87,259
Less: current portion of lease liabilities	(8,581)	(1,626)	(10,207)
Total long-term lease liabilities	$67,438	$9,614	$77,052

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of March 31, 2024 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt principal and interest	$10,335	$7,011	$4,679	$10,403	$3,644	$60,176	$96,248
Operating lease liabilities	8,202	10,276	9,531	8,708	7,908	46,794	91,419
Finance lease liabilities, including interest	1,478	1,460	1,376	1,156	1,024	6,768	13,262
Financing obligations, including interest (1)	319	466	473	481	488	6,330	8,557
Leases not yet commenced	1,692	2,579	2,712	2,759	2,893	24,187	36,822
Unconditional purchase obligations (2)	7,322	8,278	6,336	4,862	2,341	10,730	39,869
Other commitments (3)	2,690	1,634	1,168	767	689	9,436	16,384
Total commitments	$32,038	$31,704	$26,275	$29,136	$18,987	$164,421	$302,561
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $271 million and $269 million are recorded within “Accrued expenses and other” and $6.6 billion and $6.5 billion are recorded within “Other long-term liabilities” as of December 31, 2023 and March 31, 2024. The weighted-average remaining term of the financing obligations was 17.0 years and 16.7 years and the weighted-average imputed interest rate was 3.1% as of December 31, 2023 and March 31, 2024.
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
(3)Includes asset retirement obligations, liabilities associated with digital media content agreements with initial terms greater than one year, and the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction. Excludes approximately $5.5 billion of income tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2023 Annual Report on Form 10-K, as supplemented by the following:
In May 2018, Rensselaer Polytechnic Institute and CF Dynamic Advances LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Northern District of New York. The complaint alleged, among other things, that “Alexa Voice Software and Alexa enabled devices” infringe U.S. Patent No. 7,177,798, entitled “Natural Language Interface Using Constrained Intermediate Dictionary of Results.” The complaint sought an injunction, an unspecified amount of damages, enhanced damages, an ongoing royalty, interest, attorneys’ fees, and costs. In March 2023, the plaintiffs alleged in their damages report that in the event of a finding of liability Amazon could be subject to $140 million to $267 million in damages. In March 2024, the district court granted summary judgment ruling that the patent is invalid and dismissed the case. In April 2024, the plaintiffs filed a notice of appeal. We dispute the allegations of wrongdoing and will continue to defend ourselves vigorously in this matter.
In December 2018, Kove IO, Inc. filed a complaint against Amazon Web Services, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleged, among other things, that Amazon S3 and DynamoDB infringe U.S. Patent Nos. 7,814,170 and 7,103,640, each entitled “Network Distributed Tracking Wire Transfer Protocol”; and 7,233,978, entitled “Method and Apparatus for Managing Location Information in a Network Separate from the Data to Which the Location Information Pertains.” The complaint sought an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In April 2024, a jury found that Amazon infringed the asserted patents and awarded Kove $525 million in damages. We disagree with the jury’s findings, intend to appeal the jury verdict, and will continue to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of March 31, 2024, we had $66.5 billion of unsecured senior notes outstanding (the “Notes”) and $352 million of borrowings under our secured revolving credit facility. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2023	March 31, 2024
2014 Notes issuance of $6.0 billion	2024 - 2044	3.80% - 4.95%	3.90% - 5.12%	4,000	4,000
2017 Notes issuance of $17.0 billion	2024 - 2057	2.80% - 5.20%	2.95% - 4.33%	15,000	15,000
2020 Notes issuance of $10.0 billion	2025 - 2060	0.80% - 2.70%	0.88% - 2.77%	9,000	9,000
2021 Notes issuance of $18.5 billion	2024 - 2061	0.45% - 3.25%	0.57% - 3.31%	17,500	17,500
April 2022 Notes issuance of $12.8 billion	2024 - 2062	2.73% - 4.10%	2.83% - 4.15%	12,750	12,750
December 2022 Notes issuance of $8.3 billion	2024 - 2032	4.55% - 4.70%	4.61% - 4.83%	8,250	8,250
Credit Facility				682	352
Total face value of long-term debt				67,182	66,852
Unamortized discount and issuance costs, net				(374)	(370)
Less: current portion of long-term debt				(8,494)	(8,848)
Long-term debt				$58,314	$57,634
___________________
(1) The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, and December 2022 Notes were 11.3, 13.9, 17.3, 12.8, 12.0, and 4.6 years as of March 31, 2024. The combined weighted-average remaining life of the Notes was 12.4 years as of March 31, 2024.

Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $60.6 billion and $59.4 billion as of December 31, 2023 and March 31, 2024, which is based on quoted prices for our debt as of those dates.
We have a $352 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we decreased from $1.5 billion to $352 million in March 2024 and we may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available until August 2025, bears interest based on the daily Secured Overnight Financing Rate plus 1.25%, and has a commitment fee of up to 0.45% on the undrawn portion. There were $682 million and $352 million of borrowings outstanding under the Credit Facility as of December 31, 2023 and March 31, 2024, which had an interest rate of 6.6%. We reclassified all of the $352 million outstanding as of March 31, 2024 to be included with the current portion of long-term debt within “Accrued expenses and other” on our consolidated balance sheets. As of December 31, 2023 and March 31, 2024, we have pledged $806 million and $466 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2023 and March 31, 2024.
In January 2023, we entered into an $8.0 billion unsecured 364-day term loan with a syndicate of lenders (the “Term Loan”), maturing in January 2024 and bearing interest at the Secured Overnight Financing Rate specified in the Term Loan plus 0.75%. The Term Loan was classified as short-term debt and included within “Accrued expenses and other” on our consolidated balance sheets. As of December 31, 2023, the entire amount of the Term Loan had been repaid.
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Programs as of December 31, 2023 and March 31, 2024. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We have a $15.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), with a term that extends to November 2028 and may be extended for one or more additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2023 and March 31, 2024.
We have a $5.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “Short-Term Credit Agreement”), which matures in October 2024 and may be extended for one additional period of 364 days if approved by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion. There were no borrowings outstanding under the Short-Term Credit Agreement as of December 31, 2023 and March 31, 2024.
We also utilize other short-term credit facilities for working capital purposes. There were $147 million and $50 million of borrowings outstanding under these facilities as of December 31, 2023 and March 31, 2024, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $8.5 billion of unused letters of credit as of March 31, 2024.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration. There were no repurchases of our common stock during the three months ended March 31, 2023 or 2024. As of March 31, 2024, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years. The majority of restricted stock unit awards are granted at the date of hire or in Q2 as part of the annual compensation review and primarily vest semi-annually in Q2 and Q4 of the relevant compensation year.

Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.8 billion as of December 31, 2023 and March 31, 2024. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended March 31,
	2023	2024
Cost of sales	$165	$174
Fulfillment	603	636
Technology and infrastructure	2,574	2,772
Sales and marketing	993	932
General and administrative	413	447
Total stock-based compensation expense	$4,748	$4,961
The following table summarizes our restricted stock unit activity for the three months ended March 31, 2024 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2023	405.8	$125
Units granted	10.7	166
Units vested	(20.0)	140
Units forfeited	(11.6)	126
Outstanding as of March 31, 2024	384.9	126
Scheduled vesting for outstanding restricted stock units as of March 31, 2024, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Scheduled vesting — restricted stock units	195.0	122.0	50.1	14.0	2.1	1.7	384.9
As of March 31, 2024, there was $14.7 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 0.9 years. The estimated forfeiture rate as of December 31, 2023 and March 31, 2024 was 26.1%.

Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended March 31,
	2023	2024
Total beginning stockholders’ equity	$146,043	$201,875

Beginning and ending common stock	108	109

Beginning and ending treasury stock	(7,837)	(7,837)

Beginning additional paid-in capital	75,066	99,025
Stock-based compensation and issuance of employee benefit plan stock	4,797	4,913
Ending additional paid-in capital	79,863	103,938

Beginning accumulated other comprehensive income (loss)	(4,487)	(3,040)
Other comprehensive income (loss)	514	(558)
Ending accumulated other comprehensive income (loss)	(3,973)	(3,598)

Beginning retained earnings	83,193	113,618
Net income	3,172	10,431
Ending retained earnings	86,365	124,049

Total ending stockholders’ equity	$154,526	$216,661
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
For 2024, we estimate that our effective tax rate will be favorably impacted by the U.S. federal research and development credit and foreign income deduction and adversely affected by state income taxes. In addition, valuation gains and losses from our equity investment in Rivian impact our pre-tax income and may cause variability in our effective tax rate.
Our income tax provision for the three months ended March 31, 2023 was $948 million, which included $48 million of net discrete tax expense. Our income tax provision for the three months ended March 31, 2024 was $2.5 billion, which included $558 million of net discrete tax benefits.
Cash paid for income taxes, net of refunds was $619 million and $458 million in Q1 2023 and Q1 2024.
As of December 31, 2023 and March 31, 2024, income tax contingencies were approximately $5.2 billion and $5.5 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
The Indian tax authority (“ITA”) has asserted that tax applies to cloud services fees paid to Amazon in the U.S. We will need to remit taxes related to this matter until it is resolved, which payments could be significant in the aggregate. We believe the ITA’s position is without merit, we are defending our position vigorously, and we expect to recoup taxes paid. If this matter is adversely resolved, we could recognize significant additional tax expense, including for taxes previously paid.
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

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended March 31,
	2023	2024
North America
Net sales	$76,881	$86,341
Operating expenses	75,983	81,358
Operating income	$898	$4,983

International
Net sales	$29,123	$31,935
Operating expenses	30,370	31,032
Operating income (loss)	$(1,247)	$903

AWS
Net sales	$21,354	$25,037
Operating expenses	16,231	15,616
Operating income	$5,123	$9,421

Consolidated
Net sales	$127,358	$143,313
Operating expenses	122,584	128,006
Operating income	4,774	15,307
Total non-operating expense	(655)	(2,324)
Provision for income taxes	(948)	(2,467)
Equity-method investment activity, net of tax	1	(85)
Net income	$3,172	$10,431

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended March 31,
	2023	2024
Net Sales:
Online stores (1)	$51,096	$54,670
Physical stores (2)	4,895	5,202
Third-party seller services (3)	29,820	34,596
Advertising services (4)	9,509	11,824
Subscription services (5)	9,657	10,722
AWS	21,354	25,037
Other (6)	1,027	1,262
Consolidated	$127,358	$143,313
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
(6)Includes sales related to various other offerings, such as health care services, certain licensing and distribution of video content, and shipping services, and our co-branded credit card agreements.

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
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2023 Annual Report on Form 10-K.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have identified the critical accounting estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures” of our 2023 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2024, we would have recorded an additional cost of sales of approximately $330 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2024	2023	2024
Cash provided by (used in):
Operating activities	$4,788	$18,989	$54,330	$99,147
Investing activities	(15,806)	(17,862)	(54,313)	(51,889)
Financing activities	6,354	(1,256)	14,082	(23,489)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $86.8 billion and $85.1 billion as of December 31, 2023 and March 31, 2024. Amounts held in foreign currencies were $23.5 billion and $16.7 billion as of December 31, 2023 and March 31, 2024. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $4.8 billion and $19.0 billion for Q1 2023 and Q1 2024. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow for the trailing twelve months ended March 31, 2024, compared to the comparable prior year period, was due to an increase in net income, excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(15.8) billion and $(17.9) billion for Q1 2023 and Q1 2024, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $13.1 billion and $13.9 billion during Q1 2023 and Q1 2024, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network. We expect cash capital expenditures to meaningfully increase in 2024, primarily driven by investments in technology infrastructure. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $3.5 billion and $3.4 billion during Q1 2023 and Q1 2024. We funded the acquisition of 1Life Healthcare, Inc. (One Medical) in 2023 with cash on hand. In Q3 2023, we invested $1.25 billion in a note from Anthropic, which is convertible to equity. In Q1 2024, we invested $2.75 billion in a second convertible note.

Cash provided by (used in) financing activities was $6.4 billion and $(1.3) billion for Q1 2023 and Q1 2024. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $12.8 billion and $338 million for Q1 2023 and Q1 2024. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $6.4 billion and $1.6 billion in Q1 2023 and Q1 2024. Property and equipment acquired under finance leases was $8 million and $42 million during Q1 2023 and Q1 2024.
We had no borrowings outstanding under the two unsecured revolving credit facilities or the commercial paper programs, and we had $352 million of borrowings outstanding under our Credit Facility as of March 31, 2024. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing us to expense a portion of qualified property, primarily equipment. These enhanced deductions are scheduled to phase out annually from 2023 through 2026. Additionally, effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. Cash paid for U.S. (federal and state) and foreign income taxes (net of refunds) totaled $619 million and $458 million for Q1 2023 and Q1 2024.
As of December 31, 2023 and March 31, 2024, restricted cash, cash equivalents, and marketable securities were $503 million and $480 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including inflation, increased interest rates, significant capital market and supply chain volatility, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, changes in fuel, utility, and food costs, interest rates, and economic outlook may impact customer demand and our ability to forecast consumer spending patterns. We expect some or all of these factors to continue to impact our operations into Q2 2024.
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

	Three Months Ended March 31,
	2023	2024
Net Sales:
North America	$76,881	$86,341
International	29,123	31,935
AWS	21,354	25,037
Consolidated	$127,358	$143,313
Year-over-year Percentage Growth:
North America	11%	12%
International	1	10
AWS	16	17
Consolidated	9	13
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	11%	12%
International	9	11
AWS	16	17
Consolidated	11	13
Net Sales Mix:
North America	60%	60%
International	23	22
AWS	17	18
Consolidated	100%	100%
Sales increased 13% in Q1 2024 compared to the comparable prior year period. Changes in foreign exchange rates reduced net sales by $164 million for Q1 2024. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 12% in Q1 2024 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers.
International sales increased 10% in Q1 2024 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates reduced International net sales by $248 million for Q1 2024.
AWS sales increased 17% in Q1 2024 compared to the comparable prior year period. The sales growth primarily reflects increased customer usage, partially offset by pricing changes primarily driven by long-term customer contracts.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended March 31,
	2023	2024
Operating Income (Loss)
North America	$898	$4,983
International	(1,247)	903
AWS	5,123	9,421
Consolidated	$4,774	$15,307
Operating income increased from $4.8 billion in Q1 2023 to $15.3 billion in Q1 2024. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in Q1 2024, compared to the comparable prior year period, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping and fulfillment costs and increased technology and infrastructure costs.
The International operating income in Q1 2024, as compared to the operating loss in the comparable prior year period, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping and fulfillment costs. Changes in foreign exchange rates did not significantly impact operating income for Q1 2024.
The increase in AWS operating income in Q1 2024, compared to the comparable prior year period, is primarily due to increased sales, decreased payroll and related expenses, and a reduction in depreciation and amortization expense from our change in the estimated useful lives of our servers, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth. Changes in foreign exchange rates positively impacted operating income by $67 million for Q1 2024.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended March 31,
	2023	2024
Operating Expenses:
Cost of sales	$67,791	$72,633
Fulfillment	20,905	22,317
Technology and infrastructure	20,450	20,424
Sales and marketing	10,172	9,662
General and administrative	3,043	2,742
Other operating expense (income), net	223	228
Total operating expenses	$122,584	$128,006
Year-over-year Percentage Growth (Decline):
Cost of sales	2%	7%
Fulfillment	3	7
Technology and infrastructure	38	0
Sales and marketing	22	(5)
General and administrative	17	(10)
Other operating expense (income), net	(11)	2
Percent of Net Sales:
Cost of sales	53.2%	50.7%
Fulfillment	16.4	15.6
Technology and infrastructure	16.1	14.3
Sales and marketing	8.0	6.7
General and administrative	2.4	1.9
Other operating expense (income), net	0.2	0.2
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in Q1 2024, compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by fulfillment network efficiencies, including lower transportation costs. Changes in foreign exchange rates reduced cost of sales by $190 million for Q1 2024.
Shipping costs were $19.9 billion and $21.8 billion in Q1 2023 and Q1 2024. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in Q1 2024, compared to the comparable prior year period, is primarily due to increased sales and investments in our fulfillment network, partially offset by fulfillment network efficiencies. Changes in foreign exchange rates increased fulfillment costs by $14 million for Q1 2024.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add employees and infrastructure. These costs are allocated to segments based on usage. The decrease in technology and infrastructure costs in Q1 2024, compared to the comparable prior year period, is primarily due to a reduction in depreciation and amortization expense from our change in the estimated useful life of our servers and decreased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings, partially offset by an increase in spending on infrastructure. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2023 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
Sales and Marketing
Sales and marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities, including sales commissions related to AWS. We direct customers to our stores primarily through a number of marketing channels, such as our sponsored search, third-party customer referrals, social and online advertising, television advertising, and other initiatives. Our marketing costs are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing costs.
The decrease in sales and marketing costs in Q1 2024, compared to the comparable prior year period, is primarily due to decreased payroll and related expenses for personnel engaged in marketing and selling activities, and decreased advertising expenses.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
The decrease in general and administrative costs in Q1 2024, compared to the comparable prior year period, is primarily due to a decrease in payroll and related expenses.

Other Operating Expense (Income), Net
Other operating expense (income), net was $223 million and $228 million for Q1 2023 and Q1 2024, and was primarily related to asset impairments and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $611 million and $993 million during Q1 2023 and Q1 2024, primarily due to an increase in prevailing rates. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term marketable debt securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $823 million and $644 million during Q1 2023 and Q1 2024, and was primarily related to debt and finance leases. See Item 1 of Part I, “Financial Statements — Note 3 — Leases and Note 5 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(443) million and $(2.7) billion during Q1 2023 and Q1 2024. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net is a marketable equity securities valuation gain (loss) of $(467) million and $(2.0) billion in Q1 2023 and Q1 2024, from our equity investment in Rivian.
Income Taxes
Our income tax provision for the three months ended March 31, 2023 was $948 million, which included $48 million of net discrete tax expense. Our income tax provision for the three months ended March 31, 2024 was $2.5 billion, which included $558 million of net discrete tax benefits. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2023 and 2024 (in millions):

	Twelve Months Ended March 31,
	2023	2024
Net cash provided by (used in) operating activities	$54,330	$99,147
Purchases of property and equipment, net of proceeds from sales and incentives	(57,649)	(48,998)
Free cash flow	$(3,319)	$50,149

Net cash provided by (used in) investing activities	$(54,313)	$(51,889)
Net cash provided by (used in) financing activities	$14,082	$(23,489)

Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2023 and 2024 (in millions):

	Twelve Months Ended March 31,
	2023	2024
Net cash provided by (used in) operating activities	$54,330	$99,147
Purchases of property and equipment, net of proceeds from sales and incentives	(57,649)	(48,998)
Free cash flow	(3,319)	50,149
Principal repayments of finance leases	(6,544)	(3,774)
Principal repayments of financing obligations	(226)	(304)
Free cash flow less principal repayments of finance leases and financing obligations	$(10,089)	46,071

Net cash provided by (used in) investing activities	$(54,313)	$(51,889)
Net cash provided by (used in) financing activities	$14,082	$(23,489)
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases, net of remeasurements and modifications,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2023 and 2024 (in millions):

	Twelve Months Ended March 31,
	2023	2024
Net cash provided by (used in) operating activities	$54,330	$99,147
Purchases of property and equipment, net of proceeds from sales and incentives	(57,649)	(48,998)
Free cash flow	(3,319)	50,149
Equipment acquired under finance leases (1)	(285)	(306)
Principal repayments of all other finance leases (2)	(625)	(761)
Principal repayments of financing obligations	(226)	(304)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$(4,455)	$48,778

Net cash provided by (used in) investing activities	$(54,313)	$(51,889)
Net cash provided by (used in) financing activities	$14,082	$(23,489)
___________________
(1)For the twelve months ended March 31, 2023 and 2024, this amount relates to equipment included in “Property and equipment acquired under finance leases, net of remeasurements and modifications” of $517 million and $676 million.
(2)For the twelve months ended March 31, 2023 and 2024, this amount relates to property included in “Principal repayments of finance leases” of $6,544 million and $3,774 million.

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

	Three Months Ended March 31,
	2023			2024
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$127,358	$2,436	$129,794	$143,313	$164	$143,477
Operating expenses	122,584	2,575	125,159	128,006	236	128,242
Operating income	4,774	(139)	4,635	15,307	(72)	15,235
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on April 30, 2024, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 30, 2024, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Second Quarter 2024 Guidance
•Net sales are expected to be between $144.0 billion and $149.0 billion, or to grow between 7% and 11% compared with second quarter 2023. This guidance anticipates an unfavorable impact of approximately 60 basis points from foreign exchange rates. In first quarter 2024 the impact from Leap Year added approximately 120 basis points to the year-over-year net sales growth rate.
•Operating income is expected to be between $10.0 billion and $14.0 billion, compared with $7.7 billion in second quarter 2023.
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
Foreign Exchange Risk
During Q1 2024, net sales from our International segment accounted for 22% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q1 2024 decreased by $248 million in comparison with Q1 2023.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2024, of $16.7 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $835 million, $1.7 billion, and $3.3 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of March 31, 2024, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $280 million, $560 million, and $1.1 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of March 31, 2024, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $10.7 billion. Our equity and equity warrant investments in publicly traded companies, which include our equity investment in Rivian, represent $3.4 billion of our investments as of March 31, 2024, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
Legal and Regulatory Risks
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet, physical, e-commerce, and omnichannel retail, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, and other products and services that we offer or sell. These regulations and laws cover taxation, privacy, data use, data protection, data security, data localization, network security, consumer protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental and climate-related regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, unencumbered internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, healthcare, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data use, data protection, data security, data localization, network security, and consumer protection apply to aspects of our operations such as the internet, e-commerce, digital content, web services, electronic devices, advertising, and artificial intelligence technologies and services. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews, investigations, and other proceedings by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. For example, we face a number of open investigations based on claims that aspects of our operations infringe competition or consumer protection rules, including aspects of Amazon’s operation of its stores including its fulfillment network and Prime, Amazon’s acquisitions, and certain aspects of AWS’s offering of cloud services.

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
On February 5, 2024, Keith Alexander, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 1,900 shares of Amazon.com, Inc. common stock over a period ending on November 4, 2024, subject to certain conditions.
On February 14, 2024, Daniel Huttenlocher, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 1,237 shares of Amazon.com, Inc. common stock over a period ending on November 21, 2024, subject to certain conditions.
On March 2, 2024, Jeffrey Bezos, our founder and Executive Chair, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 25,000,000 shares of Amazon.com, Inc. common stock over a period ending on December 31, 2025, subject to certain conditions.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: April 30, 2024