Form 10-Q
period 2024-06-30
AMAZON COM INC
filed 2024-08-02
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,495,566,881 shares of common stock, par value $0.01 per share, outstanding as of July 24, 2024

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2024	2023	2024	2023	2024
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$49,734	$73,332	$54,253	$73,890	$37,700	$50,067
OPERATING ACTIVITIES:
Net income	6,750	13,485	9,922	23,916	13,072	44,419
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	11,589	12,038	22,712	23,722	45,724	49,673
Stock-based compensation	7,127	6,722	11,875	11,683	23,037	23,831
Non-operating expense (income), net	47	(95)	581	2,639	2,754	1,310
Deferred income taxes	(2,744)	(785)	(3,216)	(1,723)	(7,408)	(4,383)
Changes in operating assets and liabilities:
Inventories	(2,373)	(3,085)	(2,002)	(1,309)	1,910	2,142
Accounts receivable, net and other	(2,041)	(2,209)	2,683	1,475	(2,686)	(9,556)
Other assets	(3,126)	(3,055)	(6,329)	(5,756)	(14,542)	(11,692)
Accounts payable	3,029	6,005	(8,235)	(5,277)	391	8,431
Accrued expenses and other	(1,938)	(4,147)	(7,701)	(7,075)	(1,944)	(1,802)
Unearned revenue	156	407	974	1,975	1,533	5,579
Net cash provided by (used in) operating activities	16,476	25,281	21,264	44,270	61,841	107,952
INVESTING ACTIVITIES:
Purchases of property and equipment	(11,455)	(17,620)	(25,662)	(32,545)	(58,632)	(59,612)
Proceeds from property and equipment sales and incentives	1,043	1,227	2,180	2,217	4,669	4,633
Acquisitions, net of cash acquired, non-marketable investments, and other	(316)	(571)	(3,829)	(3,925)	(5,545)	(5,935)
Sales and maturities of marketable securities	1,551	3,265	2,666	4,657	8,906	7,618
Purchases of marketable securities	(496)	(8,439)	(834)	(10,404)	(1,306)	(11,058)
Net cash provided by (used in) investing activities	(9,673)	(22,138)	(25,479)	(40,000)	(51,908)	(64,354)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	4,399	525	17,179	863	40,124	1,813
Repayments of short-term debt, and other	(7,641)	(229)	(11,244)	(633)	(34,957)	(15,066)
Proceeds from long-term debt	—	—	—	—	8,342	—
Repayments of long-term debt	(2,000)	(4,169)	(3,386)	(4,499)	(4,643)	(4,789)
Principal repayments of finance leases	(1,220)	(538)	(2,600)	(1,308)	(5,705)	(3,092)
Principal repayments of financing obligations	(77)	(79)	(134)	(169)	(244)	(306)
Net cash provided by (used in) financing activities	(6,539)	(4,490)	(185)	(5,746)	2,917	(21,440)
Foreign currency effect on cash, cash equivalents, and restricted cash	69	(312)	214	(741)	(483)	(552)
Net increase (decrease) in cash, cash equivalents, and restricted cash	333	(1,659)	(4,186)	(2,217)	12,367	21,606
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$50,067	$71,673	$50,067	$71,673	$50,067	$71,673
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net product sales	$59,032	$61,569	$116,013	$122,484
Net service sales	75,351	86,408	145,728	168,806
Total net sales	134,383	147,977	261,741	291,290
Operating expenses:
Cost of sales	69,373	73,785	137,164	146,418
Fulfillment	21,305	23,566	42,210	45,883
Technology and infrastructure	21,931	22,304	42,381	42,728
Sales and marketing	10,745	10,512	20,917	20,174
General and administrative	3,202	3,041	6,245	5,783
Other operating expense (income), net	146	97	369	325
Total operating expenses	126,702	133,305	249,286	261,311
Operating income	7,681	14,672	12,455	29,979
Interest income	661	1,180	1,272	2,173
Interest expense	(840)	(589)	(1,663)	(1,233)
Other income (expense), net	61	(18)	(382)	(2,691)
Total non-operating income (expense)	(118)	573	(773)	(1,751)
Income before income taxes	7,563	15,245	11,682	28,228
Provision for income taxes	(804)	(1,767)	(1,752)	(4,234)
Equity-method investment activity, net of tax	(9)	7	(8)	(78)
Net income	$6,750	$13,485	$9,922	$23,916
Basic earnings per share	$0.66	$1.29	$0.97	$2.30
Diluted earnings per share	$0.65	$1.26	$0.95	$2.24
Weighted-average shares used in computation of earnings per share:
Basic	10,285	10,447	10,268	10,420
Diluted	10,449	10,708	10,398	10,689
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net income	$6,750	$13,485	$9,922	$23,916
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(22), $58, $(32), and $88	264	(637)	650	(1,733)
Available-for-sale debt securities:
Change in net unrealized gains (losses), net of tax of $(5), $(69), $(34), and $(227)	17	241	112	777
Less: reclassification adjustment for losses included in “Other income (expense), net,” net of tax of $(5), $(1), $(15), and $(1)	12	3	45	4
Net change	29	244	157	781
Other, net of tax of $0, $(1), $0, and $(2)	—	(2)	—	(1)
Total other comprehensive income (loss)	293	(395)	807	(953)
Comprehensive income	$7,043	$13,090	$10,729	$22,963
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2023	June 30, 2024
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,387	$71,178
Marketable securities	13,393	17,914
Inventories	33,318	34,109
Accounts receivable, net and other	52,253	50,106
Total current assets	172,351	173,307
Property and equipment, net	204,177	220,717
Operating leases	72,513	74,575
Goodwill	22,789	22,879
Other assets	56,024	63,340
Total assets	$527,854	$554,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,981	$81,817
Accrued expenses and other	64,709	60,351
Unearned revenue	15,227	16,004
Total current liabilities	164,917	158,172
Long-term lease liabilities	77,297	78,084
Long-term debt	58,314	54,889
Other long-term liabilities	25,451	27,226
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 10,898 and 11,005 shares issued; 10,383 and 10,490 shares outstanding)	109	110
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	99,025	110,633
Accumulated other comprehensive income (loss)	(3,040)	(3,993)
Retained earnings	113,618	137,534
Total stockholders’ equity	201,875	236,447
Total liabilities and stockholders’ equity	$527,854	$554,818
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
We review the useful lives of equipment on an ongoing basis, and effective January 1, 2024 we changed our estimate of the useful lives for our servers from five to six years. The longer useful lives are due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for Q2 2024, based on servers that were included in “Property and equipment, net” as of March 31, 2024 and those acquired during the three months ended June 30, 2024, was a reduction in depreciation and amortization expense of $786 million and a benefit to net income of $601 million, or $0.06 per basic share and $0.06 per diluted share. The effect of this change in estimate for the six months ended June 30, 2024, based on servers that were included in “Property and equipment, net” as of December 31, 2023 and those acquired during the six months ended June 30, 2024, was a reduction in depreciation and amortization expense of $1.7 billion and a benefit to net income of $1.3 billion, or $0.12 per basic share and $0.12 per diluted share.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2024	2023	2024	2023	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$954	$680	$1,356	$949	$2,289	$2,201
Cash paid for operating leases	2,528	2,844	4,995	6,176	9,173	11,634
Cash paid for interest on finance leases	77	72	158	146	330	296
Cash paid for interest on financing obligations	41	50	100	114	194	210
Cash paid for income taxes, net of refunds	3,735	5,700	4,354	6,158	6,791	12,983
Assets acquired under operating leases	4,104	3,911	7,730	7,664	19,254	13,986
Property and equipment acquired under finance leases, net of remeasurements and modifications	240	181	248	223	696	617
Property and equipment recognized during the construction period of build-to-suit lease arrangements	84	31	215	68	1,051	210
Property and equipment derecognized after the construction period of build-to-suit lease arrangements, with the associated leases recognized as operating	—	—	720	—	4,766	654
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Shares used in computation of basic earnings per share	10,285	10,447	10,268	10,420
Total dilutive effect of outstanding stock awards	164	261	130	269
Shares used in computation of diluted earnings per share	10,449	10,708	10,398	10,689
Other Income (Expense), Net
“Other income (expense), net” is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Marketable equity securities valuation gains (losses)	$299	$443	$(181)	$(1,683)
Equity warrant valuation gains (losses)	(220)	(271)	(161)	(501)
Upward adjustments relating to equity investments in private companies	10	6	26	11
Foreign currency gains (losses)	9	(138)	79	(212)
Other, net	(37)	(58)	(145)	(306)
Total other income (expense), net	61	(18)	(382)	(2,691)
Included in “Other income (expense), net” is a marketable equity securities valuation gain (loss) of $187 million and $391 million in Q2 2023 and Q2 2024, and $(280) million and $(1.6) billion for the six months ended June 30, 2023 and 2024, from our equity investment in Rivian Automotive, Inc. (“Rivian”). As of June 30, 2024, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 16% ownership interest, and an approximate 15% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles and jointly-owned intellectual property, and one of our employees serving on Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, which is included in “Marketable securities” on our consolidated balance sheets, and had a fair value of $3.7 billion and $2.1 billion as of December 31, 2023 and June 30, 2024.
Required summarized financial information of Rivian as disclosed in its most recent SEC filings is as follows (in millions):

	Three Months Ended March 31,
	2023	2024
Revenues	$661	$1,204
Gross profit	(535)	(527)
Loss from operations	(1,433)	(1,484)
Net loss	(1,349)	(1,446)
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $3.0 billion and $2.6 billion as of December 31, 2023 and June 30, 2024.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and sellers, as well as prepaid expenses and other current assets. As of December 31, 2023 and June 30, 2024, customer receivables, net, were $34.1 billion and $33.1 billion, vendor receivables, net, were $8.5 billion and $7.8 billion, seller receivables, net, were $1.0 billion and $0.3 billion, and other receivables, net, were $3.3 billion and $3.0 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory. Prepaid expenses and other current assets were $5.4 billion and $5.9 billion as of December 31, 2023 and June 30, 2024.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $1.7 billion as of December 31, 2023 and June 30, 2024.
Digital Video and Music Content
The total capitalized costs of video, which is primarily released content, and music as of December 31, 2023 and June 30, 2024 were $17.4 billion and $18.4 billion. Total video and music expense was $4.4 billion and $4.6 billion in Q2 2023 and Q2 2024, and $8.4 billion and $9.2 billion for the six months ended June 30, 2023 and 2024.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2023 was $20.9 billion, of which $9.8 billion was recognized as revenue during the six months ended June 30, 2024. Included in “Other long-term liabilities” on our consolidated balance sheets was $5.7 billion and $6.7 billion of unearned revenue as of December 31, 2023 and June 30, 2024.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $156.6 billion as of June 30, 2024. The weighted-average remaining life of our long-term contracts is 3.9 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
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

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2023 and June 30, 2024, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2023	June 30, 2024
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$11,706	$10,194	$—	$—	$10,194
Level 1 securities:
Money market funds	39,160	21,631	—	—	21,631
Equity securities (1)	4,658				3,017
Level 2 securities:
Foreign government and agency securities	505	19	—	—	19
U.S. government and agency securities	1,699	1,967	1	(80)	1,888
Corporate debt securities	27,805	51,577	—	(110)	51,467
Asset-backed securities	1,646	1,320	—	(33)	1,287
Other debt securities	104	87	—	(3)	84
	$87,283	$86,795	$1	$(226)	$89,587
Less: Restricted cash, cash equivalents, and marketable securities (2)	(503)				(495)
Total cash, cash equivalents, and marketable securities	$86,780				$89,092
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $284 million and $443 million in Q2 2023 and Q2 2024, and $(195) million and $(1.7) billion for the six months ended June 30, 2023 and 2024.
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
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of June 30, 2024 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$72,253	$72,204
Due after one year through five years	3,220	3,101
Due after five years through ten years	356	345
Due after ten years	772	726
Total	$76,601	$76,376
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Non-Marketable Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2023 and June 30, 2024, these warrants had a fair value of $2.2 billion and $2.1 billion, with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
As of December 31, 2023 and June 30, 2024, equity investments not accounted for under the equity-method and without readily determinable fair values had a carrying value of $754 million and $815 million, with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.
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
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2023	June 30, 2024
Cash and cash equivalents	$73,387	$71,178
Restricted cash included in accounts receivable, net and other	497	491
Restricted cash included in other assets	6	4
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$73,890	$71,673
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, data center, office, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $62.5 billion and $59.5 billion as of December 31, 2023 and June 30, 2024. Accumulated amortization associated with finance leases was $44.7 billion and $43.5 billion as of December 31, 2023 and June 30, 2024.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Operating lease cost	$2,608	$2,921	$5,120	$5,750
Finance lease cost:
Amortization of lease assets	1,539	948	3,085	1,889
Interest on lease liabilities	76	72	156	145
Finance lease cost	1,615	1,020	3,241	2,034
Variable lease cost	494	592	1,012	1,227
Total lease cost	$4,717	$4,533	$9,373	$9,011
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2023	June 30, 2024
Weighted-average remaining lease term – operating leases	11.3 years	10.9 years
Weighted-average remaining lease term – finance leases	11.9 years	12.0 years
Weighted-average discount rate – operating leases	3.3%	3.4%
Weighted-average discount rate – finance leases	2.7%	2.9%

Our lease liabilities were as follows (in millions):

	December 31, 2023
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$90,777	$14,106	$104,883
Less: imputed interest	(15,138)	(1,997)	(17,135)
Present value of lease liabilities	75,639	12,109	87,748
Less: current portion of lease liabilities	(8,419)	(2,032)	(10,451)
Total long-term lease liabilities	$67,220	$10,077	$77,297

	June 30, 2024
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$93,266	$12,807	$106,073
Less: imputed interest	(15,834)	(1,980)	(17,814)
Present value of lease liabilities	77,432	10,827	88,259
Less: current portion of lease liabilities	(8,736)	(1,439)	(10,175)
Total long-term lease liabilities	$68,696	$9,388	$78,084
Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of June 30, 2024 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt principal and interest	$5,530	$6,929	$4,582	$10,403	$3,644	$60,176	$91,264
Operating lease liabilities	6,247	10,766	10,021	9,160	8,353	48,719	93,266
Finance lease liabilities, including interest	913	1,463	1,378	1,176	1,045	6,832	12,807
Financing obligations, including interest (1)	206	488	496	504	511	6,728	8,933
Leases not yet commenced	1,110	2,852	2,900	2,984	3,062	26,939	39,847
Unconditional purchase obligations (2)	4,739	5,969	4,180	3,226	2,584	11,710	32,408
Other commitments (3)	2,049	1,955	1,216	801	745	10,021	16,787
Total commitments	$20,794	$30,422	$24,773	$28,254	$19,944	$171,125	$295,312
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $271 million and $289 million are recorded within “Accrued expenses and other” and $6.6 billion and $6.9 billion are recorded within “Other long-term liabilities” as of December 31, 2023 and June 30, 2024. The weighted-average remaining term of the financing obligations was 17.0 years and 16.6 years and the weighted-average imputed interest rate was 3.1% and 3.0% as of December 31, 2023 and June 30, 2024.
(2)Includes unconditional purchase obligations related to long-term agreements to acquire and license digital media content, procure energy, and license software that are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities and/or pricing as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified. Renewable energy agreements based on actual generation without a fixed or minimum volume commitment are not included. These agreements also provide the right to receive renewable energy certificates for no additional consideration.
(3)Includes asset retirement obligations, liabilities associated with digital media content agreements with initial terms greater than one year, and the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction. Excludes approximately $5.6 billion of income tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2023 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, as supplemented by the following:
Beginning in March 2020 with Frame-Wilson v. Amazon.com, Inc. filed in the United States District Court for the Western District of Washington (“W.D. Wash.”), private litigants have filed a number of cases in the U.S. and Canada alleging, among other things, price fixing arrangements between Amazon.com, Inc. and vendors and third-party sellers in Amazon’s stores, monopolization and attempted monopolization, and consumer protection and unjust enrichment claims. Attorneys General for the District of Columbia and California brought similar suits in May 2021 and September 2022 in the Superior Court of the District of Columbia and the California Superior Court for the County of San Francisco, respectively. Some of the private cases include allegations of several distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. The complaints seek billions of dollars of alleged damages, treble damages, punitive damages, injunctive relief, civil penalties, attorneys’ fees, and costs. The Federal Trade Commission and a number of state Attorneys General filed a similar lawsuit in September 2023 in the W.D. Wash. alleging violations of federal antitrust and state antitrust and consumer protection laws. That complaint alleges, among other things, that Amazon has a monopoly in markets for online superstores and marketplace services, and unlawfully maintains those monopolies through anticompetitive practices relating to our pricing policies, advertising practices, the structure of Prime, and promotion of our own products on our website. The complaint seeks injunctive and structural relief, an unspecified amount of damages, and costs. In May 2024, the Attorney General of Arizona filed a complaint in the Superior Court of Arizona in Maricopa County alleging that Amazon’s practices related to pricing and the Featured Offers in its stores violate state antitrust and consumer protection laws. That complaint also seeks injunctive relief, an unspecified amount of damages, civil penalties, and costs. Amazon’s motions to dismiss were granted in part and denied in part in Frame-Wilson in March 2022 and March 2023, De Coster v. Amazon.com, Inc. (W.D. Wash.) in January 2023, and the California Attorney General’s lawsuit in March 2023. All three courts dismissed claims alleging that Amazon’s pricing policies are inherently illegal and denied dismissal of claims alleging that Amazon’s pricing policies are an unlawful restraint of trade. In March 2022, the DC Superior Court dismissed the DC Attorney General’s lawsuit in its entirety; the dismissal is under appeal. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In March 2024, R2 Semiconductor Inc. filed a complaint against Amazon Web Services EMEA SARL in the Düsseldorf Regional Court in Germany. The complaint alleges, among other things, that use of certain Intel processors by AWS EC2 instances infringes European Patent No. 3,376,653 B1, entitled “Over Voltage Protection of a Switching Converter.” The complaint seeks an injunction, an unspecified amount of damages, and other relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of June 30, 2024, we had $62.5 billion of unsecured senior notes outstanding (the “Notes”) and $183 million of borrowings under our secured revolving credit facility. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2023	June 30, 2024
2014 Notes issuance of $6.0 billion	2024 - 2044	3.80% - 4.95%	3.90% - 5.12%	4,000	4,000
2017 Notes issuance of $17.0 billion	2024 - 2057	2.80% - 5.20%	2.95% - 4.33%	15,000	15,000
2020 Notes issuance of $10.0 billion	2025 - 2060	0.80% - 2.70%	0.88% - 2.77%	9,000	9,000
2021 Notes issuance of $18.5 billion	2026 - 2061	1.00% - 3.25%	1.14% - 3.31%	17,500	15,000
April 2022 Notes issuance of $12.8 billion	2025 - 2062	3.00% - 4.10%	3.13% - 4.15%	12,750	11,250
December 2022 Notes issuance of $8.3 billion	2024 - 2032	4.55% - 4.70%	4.61% - 4.83%	8,250	8,250
Credit Facility				682	183
Total face value of long-term debt				67,182	62,683
Unamortized discount and issuance costs, net				(374)	(365)
Less: current portion of long-term debt				(8,494)	(7,429)
Long-term debt				$58,314	$54,889
___________________
(1) The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, and December 2022 Notes were 11.1, 13.6, 17.0, 14.7, 13.4, and 4.4 years as of June 30, 2024. The combined weighted-average remaining life of the Notes was 12.9 years as of June 30, 2024.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $60.6 billion and $54.5 billion as of December 31, 2023 and June 30, 2024, which is based on quoted prices for our debt as of those dates.
As of June 30, 2024, we had a $240 million secured revolving credit facility with a lender that was secured by certain seller receivables, which we decreased from $1.5 billion to $352 million in March 2024 and further decreased to $240 million in May 2024 (the “Credit Facility”). The Credit Facility bore interest based on the daily Secured Overnight Financing Rate plus 1.25%, and had a commitment fee of up to 0.45% on the undrawn portion. There were $682 million and $183 million of borrowings outstanding under the Credit Facility as of December 31, 2023 and June 30, 2024, which had an interest rate of 6.6%. We reclassified all of the $352 million outstanding as of March 31, 2024 to be included with the current portion of long-term debt within “Accrued expenses and other” on our consolidated balance sheets. As of December 31, 2023 and June 30, 2024, we had pledged $806 million and $290 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which was based on Level 2 inputs, approximated its carrying value as of December 31, 2023 and June 30, 2024. In July 2024, we repaid outstanding borrowings and terminated the Credit Facility.
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
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Programs as of December 31, 2023 and June 30, 2024. We use the net proceeds from the issuance of commercial paper for general corporate purposes.

We have a $15.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), with a term that extends to November 2028 and may be extended for one or more additional one-year terms if approved by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2023 and June 30, 2024.
We have a $5.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “Short-Term Credit Agreement”), which matures in October 2024 and may be extended for one additional period of 364 days if approved by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion. There were no borrowings outstanding under the Short-Term Credit Agreement as of December 31, 2023 and June 30, 2024.
We also utilize other short-term credit facilities for working capital purposes. There were $147 million and $76 million of borrowings outstanding under these facilities as of December 31, 2023 and June 30, 2024, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $7.8 billion of unused letters of credit as of June 30, 2024.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration. There were no repurchases of our common stock during the six months ended June 30, 2023 or 2024. As of June 30, 2024, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years. The majority of restricted stock unit awards are granted at the date of hire or in Q2 as part of the annual compensation review and primarily vest semi-annually in Q2 and Q4 of the relevant compensation year.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.8 billion and 10.9 billion as of December 31, 2023 and June 30, 2024. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Cost of sales	$251	$266	$416	$440
Fulfillment	932	944	1,535	1,580
Technology and infrastructure	4,043	3,670	6,617	6,442
Sales and marketing	1,303	1,224	2,296	2,156
General and administrative	598	618	1,011	1,065
Total stock-based compensation expense	$7,127	$6,722	$11,875	$11,683
The following table summarizes our restricted stock unit activity for the six months ended June 30, 2024 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2023	405.8	$125
Units granted	105.0	180
Units vested	(107.3)	132
Units forfeited	(23.0)	130
Outstanding as of June 30, 2024	380.5	138

Scheduled vesting for outstanding restricted stock units as of June 30, 2024, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Scheduled vesting — restricted stock units	104.4	149.3	88.7	28.8	6.1	3.2	380.5
As of June 30, 2024, there was $22.1 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.0 year. The estimated forfeiture rate as of December 31, 2023 and June 30, 2024 was 26.1% and 25.8%.
Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Total beginning stockholders’ equity	$154,526	$216,661	$146,043	$201,875

Beginning common stock	108	109	108	109
Stock-based compensation and issuance of employee benefit plan stock	—	1	—	1
Ending common stock	108	110	108	110

Beginning and ending treasury stock	(7,837)	(7,837)	(7,837)	(7,837)

Beginning additional paid-in capital	79,863	103,938	75,066	99,025
Stock-based compensation and issuance of employee benefit plan stock	7,033	6,695	11,830	11,608
Ending additional paid-in capital	86,896	110,633	86,896	110,633

Beginning accumulated other comprehensive income (loss)	(3,973)	(3,598)	(4,487)	(3,040)
Other comprehensive income (loss)	293	(395)	807	(953)
Ending accumulated other comprehensive income (loss)	(3,680)	(3,993)	(3,680)	(3,993)

Beginning retained earnings	86,365	124,049	83,193	113,618
Net income	6,750	13,485	9,922	23,916
Ending retained earnings	93,115	137,534	93,115	137,534

Total ending stockholders’ equity	$168,602	$236,447	$168,602	$236,447
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
Our income tax provision for the six months ended June 30, 2023 was $1.8 billion, which included $306 million of net discrete tax benefits, consisting of $805 million resulting from a change in the estimated qualifying expenditures associated with our 2022 U.S. federal R&D credit and a related increase in our foreign income deduction tax benefit, partially offset by discrete tax expense related to shortfalls from stock-based compensation. Our income tax provision for the six months ended June 30, 2024 was $4.2 billion, which included $1.9 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $3.7 billion and $5.7 billion in Q2 2023 and Q2 2024, and $4.4 billion and $6.2 billion for the six months ended June 30, 2023 and 2024.
As of December 31, 2023 and June 30, 2024, income tax contingencies were approximately $5.2 billion and $5.6 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
North America
Net sales	$82,546	$90,033	$159,427	$176,374
Operating expenses	79,335	84,968	155,318	166,326
Operating income	$3,211	$5,065	$4,109	$10,048

International
Net sales	$29,697	$31,663	$58,820	$63,598
Operating expenses	30,592	31,390	60,962	62,422
Operating income (loss)	$(895)	$273	$(2,142)	$1,176

AWS
Net sales	$22,140	$26,281	$43,494	$51,318
Operating expenses	16,775	16,947	33,006	32,563
Operating income	$5,365	$9,334	$10,488	$18,755

Consolidated
Net sales	$134,383	$147,977	$261,741	$291,290
Operating expenses	126,702	133,305	249,286	261,311
Operating income	7,681	14,672	12,455	29,979
Total non-operating income (expense)	(118)	573	(773)	(1,751)
Provision for income taxes	(804)	(1,767)	(1,752)	(4,234)
Equity-method investment activity, net of tax	(9)	7	(8)	(78)
Net income	$6,750	$13,485	$9,922	$23,916

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net Sales:
Online stores (1)	$52,966	$55,392	$104,062	$110,062
Physical stores (2)	5,024	5,206	9,919	10,408
Third-party seller services (3)	32,332	36,201	62,152	70,797
Advertising services (4)	10,683	12,771	20,192	24,595
Subscription services (5)	9,894	10,866	19,551	21,588
AWS	22,140	26,281	43,494	51,318
Other (6)	1,344	1,260	2,371	2,522
Consolidated	$134,383	$147,977	$261,741	$291,290
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2024, we would have recorded an additional cost of sales of approximately $360 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2024	2023	2024	2023	2024
Cash provided by (used in):
Operating activities	$16,476	$25,281	$21,264	$44,270	$61,841	$107,952
Investing activities	(9,673)	(22,138)	(25,479)	(40,000)	(51,908)	(64,354)
Financing activities	(6,539)	(4,490)	(185)	(5,746)	2,917	(21,440)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $86.8 billion and $89.1 billion as of December 31, 2023 and June 30, 2024. Amounts held in foreign currencies were $23.5 billion and $18.4 billion as of December 31, 2023 and June 30, 2024. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $16.5 billion and $25.3 billion for Q2 2023 and Q2 2024, and $21.3 billion and $44.3 billion for the six months ended June 30, 2023 and 2024. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow for the trailing twelve months ended June 30, 2024, compared to the comparable prior year period, was due to an increase in net income, excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(9.7) billion and $(22.1) billion for Q2 2023 and Q2 2024, and $(25.5) billion and $(40.0) billion for the six months ended June 30, 2023 and 2024, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $10.4 billion and $16.4 billion during Q2 2023 and Q2 2024, and $23.5 billion and $30.3 billion for the six months ended June 30, 2023 and 2024, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network. We expect cash capital expenditures to meaningfully increase in 2024, primarily driven by investments in technology infrastructure. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $316 million and $571 million during Q2 2023 and Q2 2024, and $3.8 billion and $3.9 billion for the six months ended June 30, 2023 and 2024. We funded the acquisition of 1Life

Healthcare, Inc. (One Medical) in 2023 with cash on hand. In Q3 2023, we invested $1.25 billion in a convertible note from Anthropic. In Q1 2024, we invested $2.75 billion in a second convertible note.
Cash provided by (used in) financing activities was $(6.5) billion and $(4.5) billion for Q2 2023 and Q2 2024, and $(185) million and $(5.7) billion for the six months ended June 30, 2023 and 2024. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $4.4 billion and $525 million for Q2 2023 and Q2 2024, and $17.2 billion and $863 million for the six months ended June 30, 2023 and 2024. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $10.9 billion and $5.0 billion in Q2 2023 and Q2 2024, and $17.4 billion and $6.6 billion for the six months ended June 30, 2023 and 2024. Property and equipment acquired under finance leases was $240 million and $181 million during Q2 2023 and Q2 2024, and $248 million and $223 million for the six months ended June 30, 2023 and 2024.
We had no borrowings outstanding under the two unsecured revolving credit facilities or the commercial paper programs, and we had $183 million of borrowings outstanding under our Credit Facility as of June 30, 2024. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing us to expense a portion of qualified property, primarily equipment. These enhanced deductions are scheduled to phase out annually from 2023 through 2026. Additionally, effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. Cash paid for U.S. (federal and state) and foreign income taxes (net of refunds) totaled $3.7 billion and $5.7 billion for Q2 2023 and Q2 2024, and $4.4 billion and $6.2 billion for the six months ended June 30, 2023 and 2024.
As of December 31, 2023 and June 30, 2024, restricted cash, cash equivalents, and marketable securities were $503 million and $495 million. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including inflation, increased interest rates, significant capital market and supply chain volatility, and global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. In addition, changes in fuel, utility, and food costs, interest rates, and economic outlook may impact customer demand and our ability to forecast consumer spending patterns. We expect some or all of these factors to continue to impact our operations into Q3 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net Sales:
North America	$82,546	$90,033	$159,427	$176,374
International	29,697	31,663	58,820	63,598
AWS	22,140	26,281	43,494	51,318
Consolidated	$134,383	$147,977	$261,741	$291,290
Year-over-year Percentage Growth:
North America	11%	9%	11%	11%
International	10	7	5	8
AWS	12	19	14	18
Consolidated	11	10	10	11
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	11%	9%	11%	11%
International	10	10	10	10
AWS	12	19	14	18
Consolidated	11	11	11	12
Net Sales Mix:
North America	61%	61%	61%	60%
International	22	21	22	22
AWS	17	18	17	18
Consolidated	100%	100%	100%	100%
Sales increased 10% in Q2 2024, and 11% for the six months ended June 30, 2024 compared to the comparable prior year periods. Changes in foreign exchange rates reduced net sales by $1.0 billion for Q2 2024, and by $1.2 billion for the six months ended June 30, 2024. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 9% in Q2 2024, and 11% for the six months ended June 30, 2024 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers.

International sales increased 7% in Q2 2024, and 8% for the six months ended June 30, 2024 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates reduced International net sales by $974 million for Q2 2024, and by $1.2 billion for the six months ended June 30, 2024.
AWS sales increased 19% in Q2 2024, and 18% for the six months ended June 30, 2024 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes primarily driven by long-term customer contracts.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Operating Income (Loss)
North America	$3,211	$5,065	$4,109	$10,048
International	(895)	273	(2,142)	1,176
AWS	5,365	9,334	10,488	18,755
Consolidated	$7,681	$14,672	$12,455	$29,979
Operating income increased from $7.7 billion in Q2 2023 to $14.7 billion in Q2 2024, and increased from $12.5 billion for the six months ended June 30, 2023 to $30.0 billion for the six months ended June 30, 2024. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in Q2 2024 and for the six months ended June 30, 2024, compared to the comparable prior year periods, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment and shipping costs.
The International operating income in Q2 2024 and for the six months ended June 30, 2024, as compared to the operating loss in the comparable prior year periods, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping and fulfillment costs. Changes in foreign exchange rates did not significantly impact operating income for Q2 2024 or for the six months ended June 30, 2024.
The increase in AWS operating income in Q2 2024 and for the six months ended June 30, 2024, compared to the comparable prior year periods, is primarily due to increased sales, decreased payroll and related expenses, and a reduction in depreciation and amortization expense from our change in the estimated useful lives of our servers, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth. Changes in foreign exchange rates positively impacted operating income by $115 million for Q2 2024, and by $182 million for the six months ended June 30, 2024.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Operating Expenses:
Cost of sales	$69,373	$73,785	$137,164	$146,418
Fulfillment	21,305	23,566	42,210	45,883
Technology and infrastructure	21,931	22,304	42,381	42,728
Sales and marketing	10,745	10,512	20,917	20,174
General and administrative	3,202	3,041	6,245	5,783
Other operating expense (income), net	146	97	369	325
Total operating expenses	$126,702	$133,305	$249,286	$261,311
Year-over-year Percentage Growth (Decline):
Cost of sales	4%	6%	3%	7%
Fulfillment	5	11	4	9
Technology and infrastructure	21	2	29	1
Sales and marketing	7	(2)	14	(4)
General and administrative	10	(5)	14	(7)
Other operating expense (income), net	63	(34)	9	(12)
Percent of Net Sales:
Cost of sales	51.6%	49.9%	52.4%	50.3%
Fulfillment	15.9	15.9	16.1	15.8
Technology and infrastructure	16.3	15.1	16.2	14.7
Sales and marketing	8.0	7.1	8.0	6.9
General and administrative	2.4	2.1	2.4	2.0
Other operating expense (income), net	0.1	0.1	0.1	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in Q2 2024 and for the six months ended June 30, 2024, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by fulfillment network efficiencies, including lower transportation costs. Changes in foreign exchange rates reduced cost of sales by $705 million for Q2 2024, and by $895 million for the six months ended June 30, 2024.
Shipping costs were $20.5 billion and $22.0 billion in Q2 2023 and Q2 2024, and $40.4 billion and $43.8 billion for the six months ended June 30, 2023 and 2024. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in Q2 2024 and for the six months ended June 30, 2024 compared to the comparable prior year periods, is primarily due to increased sales and investments in our fulfillment network, partially offset by fulfillment network efficiencies. Changes in foreign exchange rates reduced fulfillment costs by $137 million for Q2 2024, and by $123 million for the six months ended June 30, 2024.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add employees and infrastructure. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in Q2 2024 and for the six months ended June 30, 2024, compared to the comparable prior year periods, is primarily due to an increase in spending on infrastructure, partially offset by a reduction in depreciation and amortization expense from our change in the estimated useful life of our servers and decreased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. Changes in foreign exchange rates reduced technology and infrastructure costs by $117 million for Q2 2024, and by $154 million for the six months ended June 30, 2024. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2023 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
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
The decrease in sales and marketing costs in Q2 2024 and for the six months ended June 30, 2024, compared to the comparable prior year periods, is primarily due to decreased payroll and related expenses for personnel engaged in marketing and selling activities. Changes in foreign exchange rates reduced sales and marketing costs by $100 million for Q2 2024, and by $125 million for the six months ended June 30, 2024.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
The decrease in general and administrative costs in Q2 2024 and for the six months ended June 30, 2024, compared to the comparable prior year periods, is primarily due to a decrease in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $146 million and $97 million for Q2 2023 and Q2 2024, and $369 million and $325 million for the six months ended June 30, 2023 and 2024, and was primarily related to asset impairments and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $661 million and $1.2 billion during Q2 2023 and Q2 2024, and $1.3 billion and $2.2 billion for the six months ended June 30, 2023 and 2024, primarily due to an increase in prevailing rates. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term marketable debt securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $840 million and $589 million during Q2 2023 and Q2 2024, and $1.7 billion and $1.2 billion for the six months ended June 30, 2023 and 2024, and was primarily related to debt and finance leases. See Item 1 of Part I, “Financial Statements — Note 3 — Leases and Note 5 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $61 million and $(18) million during Q2 2023 and Q2 2024, and $(382) million and $(2.7) billion for the six months ended June 30, 2023 and 2024. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net is a marketable equity securities valuation gain (loss) of $187 million and $391 million in Q2 2023 and Q2 2024, and $(280) million and $(1.6) billion for the six months ended June 30, 2023 and 2024, from our equity investment in Rivian.
Income Taxes
Our income tax provision for the six months ended June 30, 2023 was $1.8 billion, which included $306 million of net discrete tax benefits. Our income tax provision for the six months ended June 30, 2024 was $4.2 billion, which included $1.9 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2023 and 2024 (in millions):

	Twelve Months Ended June 30,
	2023	2024
Net cash provided by (used in) operating activities	$61,841	$107,952
Purchases of property and equipment, net of proceeds from sales and incentives	(53,963)	(54,979)
Free cash flow	$7,878	$52,973

Net cash provided by (used in) investing activities	$(51,908)	$(64,354)
Net cash provided by (used in) financing activities	$2,917	$(21,440)

Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2023 and 2024 (in millions):

	Twelve Months Ended June 30,
	2023	2024
Net cash provided by (used in) operating activities	$61,841	$107,952
Purchases of property and equipment, net of proceeds from sales and incentives	(53,963)	(54,979)
Free cash flow	7,878	52,973
Principal repayments of finance leases	(5,705)	(3,092)
Principal repayments of financing obligations	(244)	(306)
Free cash flow less principal repayments of finance leases and financing obligations	$1,929	49,575

Net cash provided by (used in) investing activities	$(51,908)	$(64,354)
Net cash provided by (used in) financing activities	$2,917	$(21,440)
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases, net of remeasurements and modifications,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2023 and 2024 (in millions):

	Twelve Months Ended June 30,
	2023	2024
Net cash provided by (used in) operating activities	$61,841	$107,952
Purchases of property and equipment, net of proceeds from sales and incentives	(53,963)	(54,979)
Free cash flow	7,878	52,973
Equipment acquired under finance leases (1)	(269)	(425)
Principal repayments of all other finance leases (2)	(631)	(794)
Principal repayments of financing obligations	(244)	(306)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$6,734	$51,448

Net cash provided by (used in) investing activities	$(51,908)	$(64,354)
Net cash provided by (used in) financing activities	$2,917	$(21,440)
___________________
(1)For the twelve months ended June 30, 2023 and 2024, this amount relates to equipment included in “Property and equipment acquired under finance leases, net of remeasurements and modifications” of $696 million and $617 million.
(2)For the twelve months ended June 30, 2023 and 2024, this amount relates to property included in “Principal repayments of finance leases” of $5,705 million and $3,092 million.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2024			2023			2024
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$134,383	$285	$134,668	$147,977	$1,041	$149,018	$261,741	$2,721	$264,462	$291,290	$1,205	$292,495
Operating expenses	126,702	389	127,091	133,305	1,070	134,375	249,286	2,964	252,250	261,311	1,306	262,617
Operating income	7,681	(104)	7,577	14,672	(29)	14,643	12,455	(243)	12,212	29,979	(101)	29,878
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on August 1, 2024, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of August 1, 2024, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Third Quarter 2024 Guidance
•Net sales are expected to be between $154.0 billion and $158.5 billion, or to grow between 8% and 11% compared with third quarter 2023. This guidance anticipates an unfavorable impact of approximately 90 basis points from foreign exchange rates.
•Operating income is expected to be between $11.5 billion and $15.0 billion, compared with $11.2 billion in third quarter 2023.
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
Foreign Exchange Risk
During Q2 2024, net sales from our International segment accounted for 21% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q2 2024 decreased by $974 million in comparison with Q2 2023.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2024, of $18.4 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $920 million, $1.8 billion, and $3.7 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of June 30, 2024, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $245 million, $485 million, and $970 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of June 30, 2024, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $11.6 billion. Our equity and equity warrant investments in publicly traded companies, which include our equity investment in Rivian, represent $3.8 billion of our investments as of June 30, 2024, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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

Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. For example, non-U.S. jurisdictions have proposed or enacted taxes on online advertising and marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. In addition, the European Union and other countries (including those in which we operate) have enacted or have committed to enact global minimum taxes, which may increase our tax expense.
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
On May 15, 2024, Jonathan Rubinstein, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 18,670 shares of Amazon.com, Inc. common stock over a period ending on May 15, 2026, subject to certain conditions.
On May 17, 2024, Brian Olsavsky, Senior Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 29,200 shares of Amazon.com, Inc. common stock over a period ending on November 29, 2024, subject to certain conditions.
On May 22, 2024, Shelley Reynolds, Vice President, Worldwide Controller, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 2,182 shares of Amazon.com, Inc. common stock over a period ending on November 29, 2024, subject to certain conditions.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 27, 2022).

3.2	Amended and Restated Bylaws of Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2024).

31.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: August 1, 2024