Form 10-Q
period 2024-09-30
AMAZON COM INC
filed 2024-11-01
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,515,011,008 shares of common stock, par value $0.01 per share, outstanding as of October 18, 2024

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2024	2023	2024	2023	2024
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$50,067	$71,673	$54,253	$73,890	$35,178	$50,081
OPERATING ACTIVITIES:
Net income	9,879	15,328	19,801	39,244	20,079	49,868
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	12,131	13,442	34,843	37,164	47,528	50,984
Stock-based compensation	5,829	5,333	17,704	17,016	23,310	23,335
Non-operating expense (income), net	(990)	(141)	(409)	2,498	3,036	2,159
Deferred income taxes	(1,196)	(1,317)	(4,412)	(3,040)	(7,779)	(4,504)
Changes in operating assets and liabilities:
Inventories	808	(1,509)	(1,194)	(2,818)	1,986	(175)
Accounts receivable, net and other	(3,584)	(701)	(901)	774	(5,641)	(6,673)
Other assets	(3,134)	(4,537)	(9,463)	(10,293)	(13,511)	(13,095)
Accounts payable	2,820	(477)	(5,415)	(5,754)	4,437	5,134
Accrued expenses and other	(1,321)	129	(9,022)	(6,946)	(3,245)	(352)
Unearned revenue	(25)	421	949	2,396	1,454	6,025
Net cash provided by (used in) operating activities	21,217	25,971	42,481	70,241	71,654	112,706
INVESTING ACTIVITIES:
Purchases of property and equipment	(12,479)	(22,620)	(38,141)	(55,165)	(54,733)	(69,753)
Proceeds from property and equipment sales and incentives	1,181	1,342	3,361	3,559	4,513	4,794
Acquisitions, net of cash acquired, non-marketable investments, and other	(1,629)	(622)	(5,458)	(4,547)	(6,289)	(4,928)
Sales and maturities of marketable securities	1,393	8,069	4,059	12,726	9,742	14,294
Purchases of marketable securities	(219)	(3,068)	(1,053)	(13,472)	(1,286)	(13,907)
Net cash provided by (used in) investing activities	(11,753)	(16,899)	(37,232)	(56,899)	(48,053)	(69,500)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	216	1,725	17,395	2,588	28,002	3,322
Repayments of short-term debt, and other	(8,095)	(1,820)	(19,339)	(2,453)	(35,136)	(8,791)
Proceeds from long-term debt	—	—	—	—	8,235	—
Repayments of long-term debt	—	(2,183)	(3,386)	(6,682)	(4,643)	(6,972)
Principal repayments of finance leases	(1,005)	(402)	(3,605)	(1,710)	(5,245)	(2,489)
Principal repayments of financing obligations	(64)	(78)	(198)	(247)	(260)	(320)
Net cash provided by (used in) financing activities	(8,948)	(2,758)	(9,133)	(8,504)	(9,047)	(15,250)
Foreign currency effect on cash, cash equivalents, and restricted cash	(502)	690	(288)	(51)	349	640
Net increase (decrease) in cash, cash equivalents, and restricted cash	14	7,004	(4,172)	4,787	14,903	28,596
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$50,081	$78,677	$50,081	$78,677	$50,081	$78,677
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net product sales	$63,171	$67,601	$179,184	$190,085
Net service sales	79,912	91,276	225,640	260,082
Total net sales	143,083	158,877	404,824	450,167
Operating expenses:
Cost of sales	75,022	80,977	212,186	227,395
Fulfillment	22,314	24,660	64,524	70,543
Technology and infrastructure	21,203	22,245	63,584	64,973
Sales and marketing	10,551	10,609	31,468	30,783
General and administrative	2,561	2,713	8,806	8,496
Other operating expense (income), net	244	262	613	587
Total operating expenses	131,895	141,466	381,181	402,777
Operating income	11,188	17,411	23,643	47,390
Interest income	776	1,256	2,048	3,429
Interest expense	(806)	(603)	(2,469)	(1,836)
Other income (expense), net	1,031	(27)	649	(2,718)
Total non-operating income (expense)	1,001	626	228	(1,125)
Income before income taxes	12,189	18,037	23,871	46,265
Provision for income taxes	(2,306)	(2,706)	(4,058)	(6,940)
Equity-method investment activity, net of tax	(4)	(3)	(12)	(81)
Net income	$9,879	$15,328	$19,801	$39,244
Basic earnings per share	$0.96	$1.46	$1.93	$3.76
Diluted earnings per share	$0.94	$1.43	$1.89	$3.67
Weighted-average shares used in computation of earnings per share:
Basic	10,322	10,501	10,286	10,447
Diluted	10,558	10,735	10,452	10,705
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net income	$9,879	$15,328	$19,801	$39,244
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $36, $(45), $4, and $43	(1,388)	1,911	(738)	178
Available-for-sale debt securities:
Change in net unrealized gains (losses), net of tax of $(18), $(55), $(52), and $(282)	62	167	174	944
Less: reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, $(15), and $(1)	3	—	48	4
Net change	65	167	222	948
Other, net of tax of $0, $3, $0, and $1	—	(3)	—	(4)
Total other comprehensive income (loss)	(1,323)	2,075	(516)	1,122
Comprehensive income	$8,556	$17,403	$19,285	$40,366
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2023	September 30, 2024
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,387	$75,091
Marketable securities	13,393	12,960
Inventories	33,318	36,103
Accounts receivable, net and other	52,253	51,638
Total current assets	172,351	175,792
Property and equipment, net	204,177	237,917
Operating leases	72,513	76,527
Goodwill	22,789	23,081
Other assets	56,024	71,309
Total assets	$527,854	$584,626
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,981	$84,570
Accrued expenses and other	64,709	60,602
Unearned revenue	15,227	16,305
Total current liabilities	164,917	161,477
Long-term lease liabilities	77,297	79,802
Long-term debt	58,314	54,890
Other long-term liabilities	25,451	29,306
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 10,898 and 11,026 shares issued; 10,383 and 10,511 shares outstanding)	109	110
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	99,025	115,934
Accumulated other comprehensive income (loss)	(3,040)	(1,918)
Retained earnings	113,618	152,862
Total stockholders’ equity	201,875	259,151
Total liabilities and stockholders’ equity	$527,854	$584,626
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
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc. and its consolidated entities (collectively, the “Company”), consisting of its wholly-owned subsidiaries and those entities in which we have a variable interest and of which we are the primary beneficiary, including certain entities in India and certain entities that support our health care services. Intercompany balances and transactions between consolidated entities are eliminated.
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
We review the useful lives of equipment on an ongoing basis, and effective January 1, 2024 we changed our estimate of the useful lives for our servers from five to six years. The longer useful lives are due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for Q3 2024, based on servers that were included in “Property and equipment, net” as of June 30, 2024 and those acquired during the three months ended September 30, 2024, was a reduction in depreciation and amortization expense of $760 million and a benefit to net income of $598 million, or $0.06 per basic share and $0.06 per diluted share. The effect of this change in estimate for the nine months ended September 30, 2024, based on servers that were included in “Property and equipment, net” as of December 31, 2023 and those acquired during the nine months ended September 30, 2024, was a reduction in depreciation and amortization expense of $2.4 billion and a benefit to net income of $1.9 billion, or $0.18 per basic share and $0.18 per diluted share.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2024	2023	2024	2023	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$465	$266	$1,821	$1,215	$2,450	$2,002
Cash paid for operating leases	2,692	2,940	7,687	9,116	10,052	11,882
Cash paid for interest on finance leases	76	71	234	217	318	291
Cash paid for interest on financing obligations	50	47	150	161	205	207
Cash paid for income taxes, net of refunds	2,628	2,004	6,982	8,162	8,677	12,359
Assets acquired under operating leases	3,345	3,571	11,075	11,235	15,844	14,212
Property and equipment acquired under finance leases, net of remeasurements and modifications	183	186	431	409	748	620
Property and equipment recognized during the construction period of build-to-suit lease arrangements	93	21	308	89	618	138
Property and equipment derecognized after the construction period of build-to-suit lease arrangements, with the associated leases recognized as operating	492	—	1,212	—	3,063	162
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Shares used in computation of basic earnings per share	10,322	10,501	10,286	10,447
Total dilutive effect of outstanding stock awards	236	234	166	258
Shares used in computation of diluted earnings per share	10,558	10,735	10,452	10,705
Other Income (Expense), Net
“Other income (expense), net” is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Marketable equity securities valuation gains (losses)	$1,196	$(117)	$1,015	$(1,800)
Equity warrant valuation gains (losses)	(27)	80	(188)	(421)
Upward adjustments relating to equity investments in private companies	7	2	33	13
Foreign currency gains (losses)	(94)	17	(15)	(195)
Other, net	(51)	(9)	(196)	(315)
Total other income (expense), net	1,031	(27)	649	(2,718)
Included in “Other income (expense), net” is a marketable equity securities valuation gain (loss) of $1.2 billion and $(348) million in Q3 2023 and Q3 2024, and $926 million and $(1.9) billion for the nine months ended September 30, 2023 and 2024, from our equity investment in Rivian Automotive, Inc. (“Rivian”). As of September 30, 2024, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 16% ownership interest, and an approximate 15% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles and jointly-owned intellectual property, and one of our employees serving on Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, which is included in “Marketable securities” on our consolidated balance sheets, and had a fair value of $3.7 billion and $1.8 billion as of December 31, 2023 and September 30, 2024.
Required summarized financial information of Rivian as disclosed in its most recent SEC filings is as follows (in millions):

	Six Months Ended June 30,
	2023	2024
Revenues	$1,782	$2,362
Gross profit (loss)	(947)	(978)
Loss from operations	(2,718)	(2,859)
Net loss	(2,544)	(2,903)
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $3.0 billion and $2.7 billion as of December 31, 2023 and September 30, 2024.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and sellers, as well as prepaid expenses and other current assets. As of December 31, 2023 and September 30, 2024, customer receivables, net, were $34.1 billion and $34.6 billion, vendor receivables, net, were $8.5 billion and $8.3 billion, seller receivables, net, were $1.0 billion and $60 million, and other receivables, net, were $3.3 billion and $3.0 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provided funding to sellers primarily to procure inventory. Prepaid expenses and other current assets were $5.4 billion and $5.8 billion as of December 31, 2023 and September 30, 2024.
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $1.7 billion and $1.9 billion as of December 31, 2023 and September 30, 2024.
Digital Video and Music Content
Included in “Other assets” on our consolidated balance sheets are the total capitalized costs of video, which is primarily released content, and music, which as of December 31, 2023 and September 30, 2024 were $17.4 billion and $19.8 billion. Total video and music expense was $4.6 billion and $5.0 billion in Q3 2023 and Q3 2024, and $13.0 billion and $14.2 billion for the nine months ended September 30, 2023 and 2024.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2023 was $20.9 billion, of which $12.5 billion was recognized as revenue during the nine months ended September 30, 2024. Included in “Other long-term liabilities” on our consolidated balance sheets was $5.7 billion and $7.0 billion of unearned revenue as of December 31, 2023 and September 30, 2024.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were approximately $164 billion as of September 30, 2024. The weighted-average remaining life of our long-term contracts is 3.9 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
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
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2023 and September 30, 2024, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2023	September 30, 2024
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$11,706	$15,401	$—	$—	$15,401
Level 1 securities:
Money market funds	39,160	28,793	—	—	28,793
Equity securities (1)	4,658				2,864
Level 2 securities:
Foreign government and agency securities	505	302	—	—	302
U.S. government and agency securities	1,699	2,309	1	(51)	2,259
Corporate debt securities	27,805	41,001	7	(52)	40,956
Asset-backed securities	1,646	1,018	1	(20)	999
Other debt securities	104	64	—	(1)	63
	$87,283	$88,888	$9	$(124)	$91,637
Less: Restricted cash, cash equivalents, and marketable securities (2)	(503)				(3,586)
Total cash, cash equivalents, and marketable securities	$86,780				$88,051
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $1.2 billion and $(145) million in Q3 2023 and Q3 2024, and $1.0 billion and $(1.8) billion for the nine months ended September 30, 2023 and 2024.
(2)We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable debt securities primarily as collateral for real estate, amounts due to third-party sellers in certain jurisdictions, debt, standby and trade letters of credit, and licenses of digital media content. We classify cash, cash equivalents, and marketable debt securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 4 — Commitments and Contingencies.”
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of September 30, 2024 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$69,997	$69,976
Due after one year through five years	2,536	2,481
Due after five years through ten years	352	345
Due after ten years	602	570
Total	$73,487	$73,372
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Non-Marketable Investments
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2023 and September 30, 2024, these warrants had a fair value of $2.2 billion and $2.4 billion, with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
As of December 31, 2023 and September 30, 2024, equity investments not accounted for under the equity-method and without readily determinable fair values had a carrying value of $754 million and $886 million, with adjustments recognized in “Other income (expense), net” on our consolidated statements of operations.
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
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2023	September 30, 2024
Cash and cash equivalents	$73,387	$75,091
Restricted cash included in accounts receivable, net and other	497	333
Restricted cash included in other assets	6	3,253
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$73,890	$78,677
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, data center, office, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $62.5 billion and $59.2 billion as of December 31, 2023 and September 30, 2024. Accumulated amortization associated with finance leases was $44.7 billion and $43.7 billion as of December 31, 2023 and September 30, 2024.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Operating lease cost	$2,679	$3,057	$7,799	$8,807
Finance lease cost:
Amortization of lease assets	1,439	1,040	4,524	2,929
Interest on lease liabilities	74	70	230	215
Finance lease cost	1,513	1,110	4,754	3,144
Variable lease cost	567	605	1,579	1,832
Total lease cost	$4,759	$4,772	$14,132	$13,783
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2023	September 30, 2024
Weighted-average remaining lease term – operating leases	11.3 years	10.7 years
Weighted-average remaining lease term – finance leases	11.9 years	12.0 years
Weighted-average discount rate – operating leases	3.3%	3.4%
Weighted-average discount rate – finance leases	2.7%	2.9%

Our lease liabilities were as follows (in millions):

	December 31, 2023
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$90,777	$14,106	$104,883
Less: imputed interest	(15,138)	(1,997)	(17,135)
Present value of lease liabilities	75,639	12,109	87,748
Less: current portion of lease liabilities	(8,419)	(2,032)	(10,451)
Total long-term lease liabilities	$67,220	$10,077	$77,297

	September 30, 2024
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$95,609	$12,794	$108,403
Less: imputed interest	(15,932)	(1,975)	(17,907)
Present value of lease liabilities	79,677	10,819	90,496
Less: current portion of lease liabilities	(9,301)	(1,393)	(10,694)
Total long-term lease liabilities	$70,376	$9,426	$79,802
Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of September 30, 2024 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt principal and interest	$3,268	$6,858	$4,458	$10,403	$3,644	$60,176	$88,807
Operating lease liabilities	3,758	11,434	10,686	9,755	8,874	51,102	95,609
Finance lease liabilities, including interest	456	1,545	1,428	1,247	1,083	7,035	12,794
Financing obligations, including interest (1)	95	526	534	543	551	7,247	9,496
Leases not yet commenced	621	2,919	3,262	3,779	3,627	36,127	50,335
Unconditional purchase obligations (2)	2,782	7,302	5,546	4,705	4,097	27,092	51,524
Other commitments (3)	1,302	2,398	1,315	855	792	11,116	17,778
Total commitments	$12,282	$32,982	$27,229	$31,287	$22,668	$199,895	$326,343
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $271 million and $313 million are recorded within “Accrued expenses and other” and $6.6 billion and $7.5 billion are recorded within “Other long-term liabilities” as of December 31, 2023 and September 30, 2024. The weighted-average remaining term of the financing obligations was 17.0 years and 16.4 years and the weighted-average imputed interest rate was 3.1% and 2.9% as of December 31, 2023 and September 30, 2024.
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
(3)Includes asset retirement obligations, liabilities associated with digital media content agreements with initial terms greater than one year, and the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction. Excludes approximately $6.3 billion of income tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2023 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, as supplemented by the following:
In December 2018, Kove IO, Inc. filed a complaint against Amazon Web Services, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleged, among other things, that Amazon S3 and DynamoDB infringe U.S. Patent Nos. 7,814,170 and 7,103,640, each entitled “Network Distributed Tracking Wire Transfer Protocol”; and 7,233,978, entitled “Method and Apparatus for Managing Location Information in a Network Separate from the Data to Which the Location Information Pertains.” The complaint sought an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In April 2024, a jury found that Amazon infringed the asserted patents and awarded Kove $525 million in damages. In August 2024, the court awarded Kove $148 million in pre-judgment interest. In September 2024, we filed a notice of appeal. We disagree with the jury’s findings and will continue to defend ourselves vigorously in this matter.
Beginning in March 2020 with Frame-Wilson v. Amazon.com, Inc. filed in the United States District Court for the Western District of Washington (“W.D. Wash.”), private litigants have filed a number of cases in the U.S. and Canada alleging, among other things, price fixing arrangements between Amazon.com, Inc. and vendors and third-party sellers in Amazon’s stores, monopolization and attempted monopolization, and consumer protection and unjust enrichment claims. Attorneys General for the District of Columbia and California brought similar suits in May 2021 and September 2022 in the Superior Court of the District of Columbia and the California Superior Court for the County of San Francisco, respectively. Some of the private cases include allegations of several distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. The complaints seek billions of dollars of alleged damages, treble damages, punitive damages, injunctive relief, civil penalties, attorneys’ fees, and costs. The Federal Trade Commission and a number of state Attorneys General filed a similar lawsuit in September 2023 in the W.D. Wash. alleging violations of federal antitrust and state antitrust and consumer protection laws. That complaint alleges, among other things, that Amazon has a monopoly in markets for online superstores and marketplace services, and unlawfully maintains those monopolies through anticompetitive practices relating to our pricing policies, advertising practices, the structure of Prime, and promotion of our own products on our website. The complaint seeks injunctive and structural relief, an unspecified amount of damages, and costs. In May 2024, the Attorney General of Arizona filed a complaint in the Superior Court of Arizona in Maricopa County alleging that Amazon’s practices related to pricing and the Featured Offers in its stores violate state antitrust and consumer protection laws. That complaint also seeks injunctive relief, an unspecified amount of damages, civil penalties, and costs. Amazon’s motions to dismiss were granted in part and denied in part in Frame-Wilson in March 2022 and March 2023, De Coster v. Amazon.com, Inc. (W.D. Wash.) in January 2023, and the California Attorney General’s lawsuit in March 2023. All three courts dismissed claims alleging that Amazon’s pricing policies are inherently illegal and denied dismissal of claims alleging that Amazon’s pricing policies are an unlawful restraint of trade. In August 2024, the DC Court of Appeals overturned a prior decision by the DC Superior Court dismissing the DC Attorney General’s lawsuit and that case is now proceeding. In September 2024, the United States District Court for the W.D. Wash. granted in part Amazon’s motion to dismiss the suit brought by the FTC and certain state Attorneys General with respect to five state law claims and denied the motion with respect to the remaining claims. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In October 2020, Broadband iTV, Inc. filed a complaint against Amazon.com, Inc., Amazon.com Services LLC, and Amazon Web Services, Inc. in the United States District Court for the Western District of Texas. The complaint alleges, among other things, that certain Amazon Prime Video features and services infringe U.S. Patent Nos. 9,648,388, 10,546,750, and 10,536,751, each entitled “Video-On-Demand Content Delivery System for Providing Video-On-Demand Services to TV Services Subscribers”; 10,028,026, entitled “System for Addressing On-Demand TV Program Content on TV Services Platform

of a Digital TV Services Provider”; and 9,973,825, entitled “Dynamic Adjustment of Electronic Program Guide Displays Based on Viewer Preferences for Minimizing Navigation in VOD Program Selection.” The complaint seeks an unspecified amount of damages. In April 2022, Broadband iTV alleged in its damages report that in the event of a finding of liability Amazon could be subject to $166 million to $986 million in damages. In September 2022, the district court granted summary judgment, holding that the patents are invalid. In October 2022, Broadband iTV filed a notice of appeal. In September 2024, the United States Court of Appeals for the Federal Circuit affirmed the district court’s judgment. This decision is subject to appeal. We dispute the allegations of wrongdoing and will continue to defend ourselves vigorously in this matter.
In May 2023, Dialect, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the Eastern District for Virginia. The complaint alleges, among other things, that Amazon’s Alexa-enabled products and services, such as Echo devices, Fire tablets, Fire TV sticks, Fire TVs, Alexa, and Alexa Voice Services, infringe U.S. Patent Nos. 7,693,720 and 9,031,845, each entitled “Mobile Systems and Methods for Responding to Natural Language Speech Utterance”; 8,015,006, entitled “Systems and Methods for Processing Natural Language Speech Utterances with Context-Specific Domain Agents”; 8,140,327, entitled “System and Method for Filtering and Eliminating Noise from Natural Language Utterances to Improve Speech Recognition and Parsing”; 8,195,468 and 9,495,957, each entitled “Mobile Systems and Methods of Supporting Natural Language Human-Machine Interactions”; and 9,263,039, entitled “Systems and Methods for Responding to Natural Language Speech Utterance.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In November 2023, the court granted in part Amazon’s motion to dismiss Dialect’s complaint and dismissed the ‘845 patent from the case. In July and August 2024, the court granted in part Amazon’s motions for summary judgment, holding that Amazon does not infringe the ‘327 patent or two claims of the ‘006 patent and that Dialect cannot recover certain alleged damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
Beginning in October 2023, Nokia Technologies Oy and related entities filed complaints alleging infringement of patents related to video-related technologies against Amazon.com, Inc. and related entities in multiple courts in the United States, India, the United Kingdom, Germany, and Brazil, the Unified Patent Court of the European Union, and the United States International Trade Commission. The complaints allege, among other things, that certain Amazon Prime Video services and features of Amazon devices carrying the Prime Video app infringe Nokia’s patents; some of the complaints additionally allege infringement by Freevee, Twitch, and Amazon voice assistants. The complaints seek, among other things, injunctive relief and, in some cases, unspecified money damages, enhanced damages, attorneys’ fees, costs, interest, and declaratory relief. These matters are at various procedural stages, with preliminary and final injunctions issued in certain instances. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
See also “Note 7 — Income Taxes.”

Note 5 — DEBT
As of September 30, 2024, we had $60.5 billion of unsecured senior notes outstanding (the “Notes”). Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2023	September 30, 2024
2014 Notes issuance of $6.0 billion	2024 - 2044	3.80% - 4.95%	3.90% - 5.12%	4,000	4,000
2017 Notes issuance of $17.0 billion	2025 - 2057	3.15% - 5.20%	3.02% - 4.33%	15,000	13,000
2020 Notes issuance of $10.0 billion	2025 - 2060	0.80% - 2.70%	0.88% - 2.77%	9,000	9,000
2021 Notes issuance of $18.5 billion	2026 - 2061	1.00% - 3.25%	1.14% - 3.31%	17,500	15,000
April 2022 Notes issuance of $12.8 billion	2025 - 2062	3.00% - 4.10%	3.13% - 4.15%	12,750	11,250
December 2022 Notes issuance of $8.3 billion	2024 - 2032	4.55% - 4.70%	4.61% - 4.83%	8,250	8,250
Credit Facility				682	—
Total face value of long-term debt				67,182	60,500
Unamortized discount and issuance costs, net				(374)	(362)
Less: current portion of long-term debt				(8,494)	(5,248)
Long-term debt				$58,314	$54,890
___________________
(1) The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, and December 2022 Notes were 10.8, 15.5, 16.8, 14.4, 13.1, and 4.1 years as of September 30, 2024. The combined weighted-average remaining life of the Notes was 13.1 years as of September 30, 2024.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $60.6 billion and $55.1 billion as of December 31, 2023 and September 30, 2024, which is based on quoted prices for our debt as of those dates.
As of September 30, 2024, we have repaid outstanding borrowings and terminated the secured revolving credit facility with a lender that was secured by certain seller receivables (the “Credit Facility”). The Credit Facility bore interest based on the daily Secured Overnight Financing Rate plus 1.25%, and had a commitment fee of up to 0.45% on the undrawn portion. There were $682 million of borrowings outstanding under the Credit Facility as of December 31, 2023, which had an interest rate of 6.6%. As of December 31, 2023, we had pledged $806 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which was based on Level 2 inputs, approximated its carrying value as of December 31, 2023.
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
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Programs as of December 31, 2023 and September 30, 2024. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We have a $15.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), with a term that extends to November 2028 and may be extended for one or more additional one-year terms subject to approval by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2023 and September 30, 2024.
As of September 30, 2024, we had a $5.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “2023 Short-Term Credit Agreement”). The interest rate applicable to outstanding balances under the 2023 Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the 2023 Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion. There were no borrowings outstanding under the 2023 Short-Term Credit Agreement as of December 31, 2023 and September 30, 2024. In October 2024, we replaced the 2023 Short-Term Credit

Agreement with a new $5.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders on substantially the same terms, which matures in October 2025 and may be extended for one additional period of 364 days subject to approval by the lenders.
We also utilize other short-term credit facilities for working capital purposes. There were $147 million and $88 million of borrowings outstanding under these facilities as of December 31, 2023 and September 30, 2024, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $8.4 billion of unused letters of credit as of September 30, 2024.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration. There were no repurchases of our common stock during the nine months ended September 30, 2023 or 2024. As of September 30, 2024, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years. The majority of restricted stock unit awards are granted at the date of hire or in Q2 as part of the annual compensation review and primarily vest semi-annually in Q2 and Q4 of the relevant compensation year.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.8 billion and 10.9 billion as of December 31, 2023 and September 30, 2024. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Cost of sales	$193	$193	$609	$633
Fulfillment	732	696	2,267	2,276
Technology and infrastructure	3,284	2,961	9,901	9,403
Sales and marketing	1,111	1,012	3,407	3,168
General and administrative	509	471	1,520	1,536
Total stock-based compensation expense	$5,829	$5,333	$17,704	$17,016
The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2024 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2023	405.8	$125
Units granted	115.4	180
Units vested	(127.8)	133
Units forfeited	(31.9)	131
Outstanding as of September 30, 2024	361.5	139
Scheduled vesting for outstanding restricted stock units as of September 30, 2024, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Scheduled vesting — restricted stock units	82.2	147.8	88.8	31.3	8.4	3.0	361.5
As of September 30, 2024, there was $18.9 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.0 year. The estimated forfeiture rate as of December 31, 2023 and September 30, 2024 was 26.1% and 25.7%.
Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Total beginning stockholders’ equity	$168,602	$236,447	$146,043	$201,875

Beginning common stock	108	110	108	109
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	1
Ending common stock	108	110	108	110

Beginning and ending treasury stock	(7,837)	(7,837)	(7,837)	(7,837)

Beginning additional paid-in capital	86,896	110,633	75,066	99,025
Stock-based compensation and issuance of employee benefit plan stock	5,815	5,301	17,645	16,909
Ending additional paid-in capital	92,711	115,934	92,711	115,934

Beginning accumulated other comprehensive income (loss)	(3,680)	(3,993)	(4,487)	(3,040)
Other comprehensive income (loss)	(1,323)	2,075	(516)	1,122
Ending accumulated other comprehensive income (loss)	(5,003)	(1,918)	(5,003)	(1,918)

Beginning retained earnings	93,115	137,534	83,193	113,618
Net income	9,879	15,328	19,801	39,244
Ending retained earnings	102,994	152,862	102,994	152,862

Total ending stockholders’ equity	$182,973	$259,151	$182,973	$259,151
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
Our income tax provision for the nine months ended September 30, 2023 was $4.1 billion, which included $175 million of net discrete tax expense, primarily consisting of discrete tax expense related to shortfalls from stock-based compensation and approximately $600 million of tax benefit resulting from a change in the estimated qualifying expenditures associated with our

2022 U.S. federal R&D credit. Our income tax provision for the nine months ended September 30, 2024 was $6.9 billion, which included $2.4 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $2.6 billion and $2.0 billion in Q3 2023 and Q3 2024, and $7.0 billion and $8.2 billion for the nine months ended September 30, 2023 and 2024.
As of December 31, 2023 and September 30, 2024, income tax contingencies were approximately $5.2 billion and $6.3 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
North America
Net sales	$87,887	$95,537	$247,314	$271,911
Operating expenses	83,580	89,874	238,898	256,200
Operating income	$4,307	$5,663	$8,416	$15,711

International
Net sales	$32,137	$35,888	$90,957	$99,486
Operating expenses	32,232	34,587	93,194	97,009
Operating income (loss)	$(95)	$1,301	$(2,237)	$2,477

AWS
Net sales	$23,059	$27,452	$66,553	$78,770
Operating expenses	16,083	17,005	49,089	49,568
Operating income	$6,976	$10,447	$17,464	$29,202

Consolidated
Net sales	$143,083	$158,877	$404,824	$450,167
Operating expenses	131,895	141,466	381,181	402,777
Operating income	11,188	17,411	23,643	47,390
Total non-operating income (expense)	1,001	626	228	(1,125)
Provision for income taxes	(2,306)	(2,706)	(4,058)	(6,940)
Equity-method investment activity, net of tax	(4)	(3)	(12)	(81)
Net income	$9,879	$15,328	$19,801	$39,244

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net Sales:
Online stores (1)	$57,267	$61,411	$161,329	$171,473
Physical stores (2)	4,959	5,228	14,878	15,636
Third-party seller services (3)	34,342	37,864	96,494	108,661
Advertising services (4)	12,060	14,331	32,252	38,926
Subscription services (5)	10,170	11,278	29,721	32,866
AWS	23,059	27,452	66,553	78,770
Other (6)	1,226	1,313	3,597	3,835
Consolidated	$143,083	$158,877	$404,824	$450,167
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2024, we would have recorded an additional cost of sales of approximately $380 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2024	2023	2024	2023	2024
Cash provided by (used in):
Operating activities	$21,217	$25,971	$42,481	$70,241	$71,654	$112,706
Investing activities	(11,753)	(16,899)	(37,232)	(56,899)	(48,053)	(69,500)
Financing activities	(8,948)	(2,758)	(9,133)	(8,504)	(9,047)	(15,250)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $86.8 billion and $88.1 billion as of December 31, 2023 and September 30, 2024. Amounts held in foreign currencies were $23.5 billion and $19.5 billion as of December 31, 2023 and September 30, 2024. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $21.2 billion and $26.0 billion for Q3 2023 and Q3 2024, and $42.5 billion and $70.2 billion for the nine months ended September 30, 2023 and 2024. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow for the trailing twelve months ended September 30, 2024, compared to the comparable prior year period, was due to an increase in net income, excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(11.8) billion and $(16.9) billion for Q3 2023 and Q3 2024, and $(37.2) billion and $(56.9) billion for the nine months ended September 30, 2023 and 2024, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $11.3 billion and $21.3 billion during Q3 2023 and Q3 2024, and $34.8 billion and $51.6 billion for the nine months ended September 30, 2023 and 2024, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network. We expect cash capital expenditures to meaningfully increase in 2024, primarily driven by investments in technology infrastructure. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $1.6 billion and $622 million during Q3 2023 and Q3 2024, and $5.5 billion and $4.5 billion for the nine months ended September 30, 2023 and 2024. We funded the acquisition of 1Life Healthcare, Inc. (One Medical) in 2023 with cash on hand. In Q3 2023, we invested $1.25 billion in a convertible note from Anthropic. In Q1 2024, we invested $2.75 billion in a second convertible note.
Cash provided by (used in) financing activities was $(8.9) billion and $(2.8) billion for Q3 2023 and Q3 2024, and $(9.1) billion and $(8.5) billion for the nine months ended September 30, 2023 and 2024. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $216 million and $1.7 billion for Q3 2023 and Q3 2024, and $17.4 billion and $2.6 billion for the nine months ended September 30, 2023 and 2024. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $9.2 billion and $4.5 billion in Q3 2023 and Q3 2024, and $26.5 billion and $11.1 billion for the nine months ended September 30, 2023 and 2024. Property and equipment acquired under finance leases was $183 million and $186 million during Q3 2023 and Q3 2024, and $431 million and $409 million for the nine months ended September 30, 2023 and 2024.
We had no borrowings outstanding under the two unsecured revolving credit facilities or the commercial paper programs as of September 30, 2024. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing us to expense a portion of qualified property, primarily equipment. These enhanced deductions are scheduled to phase out annually from 2023 through 2026. Additionally, effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. Cash paid for U.S. (federal and state) and foreign income taxes (net of refunds) totaled $2.6 billion and $2.0 billion for Q3 2023 and Q3 2024, and $7.0 billion and $8.2 billion for the nine months ended September 30, 2023 and 2024.
As of December 31, 2023 and September 30, 2024, restricted cash, cash equivalents, and marketable securities were $503 million and $3.6 billion. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including changes in inflation and interest rates, as well as global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These may impact customer demand for our products and services and our ability to forecast spending patterns. We expect some or all of these factors to continue to impact our operations into Q4 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net Sales:
North America	$87,887	$95,537	$247,314	$271,911
International	32,137	35,888	90,957	99,486
AWS	23,059	27,452	66,553	78,770
Consolidated	$143,083	$158,877	$404,824	$450,167
Year-over-year Percentage Growth:
North America	11%	9%	11%	10%
International	16	12	9	9
AWS	12	19	13	18
Consolidated	13	11	11	11
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	11%	9%	11%	10%
International	11	12	10	11
AWS	12	19	13	18
Consolidated	11	11	11	12
Net Sales Mix:
North America	61%	60%	61%	60%
International	23	23	23	22
AWS	16	17	16	18
Consolidated	100%	100%	100%	100%
Sales increased 11% in Q3 2024, and 11% for the nine months ended September 30, 2024 compared to the comparable prior year periods. Changes in foreign exchange rates reduced net sales by $233 million for Q3 2024, and by $1.4 billion for the nine months ended September 30, 2024. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 9% in Q3 2024, and 10% for the nine months ended September 30, 2024 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchanges rates reduced North America net sales by $168 million for Q3 2024, and by $143 million for the nine months ended September 30, 2024.

International sales increased 12% in Q3 2024, and 9% for the nine months ended September 30, 2024 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates did not significantly impact International net sales for Q3 2024, but reduced International net sales by $1.3 billion for the nine months ended September 30, 2024.
AWS sales increased 19% in Q3 2024, and 18% for the nine months ended September 30, 2024 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes primarily driven by long-term customer contracts.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Operating Income (Loss)
North America	$4,307	$5,663	$8,416	$15,711
International	(95)	1,301	(2,237)	2,477
AWS	6,976	10,447	17,464	29,202
Consolidated	$11,188	$17,411	$23,643	$47,390
Operating income increased from $11.2 billion in Q3 2023 to $17.4 billion in Q3 2024, and increased from $23.6 billion for the nine months ended September 30, 2023 to $47.4 billion for the nine months ended September 30, 2024. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in Q3 2024 and for the nine months ended September 30, 2024, compared to the comparable prior year periods, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment and shipping costs.
The International operating income in Q3 2024 and for the nine months ended September 30, 2024, as compared to the operating loss in the comparable prior year periods, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping and fulfillment costs. Changes in foreign exchange rates did not significantly impact operating income for Q3 2024 or for the nine months ended September 30, 2024.
The increase in AWS operating income in Q3 2024 and for the nine months ended September 30, 2024, compared to the comparable prior year periods, is primarily due to increased sales, decreased payroll and related expenses, and a reduction in depreciation and amortization expense from our change in the estimated useful lives of our servers, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth. Changes in foreign exchange rates did not significantly impact operating income for Q3 2024, but positively impacted operating income by $183 million for the nine months ended September 30, 2024.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Operating Expenses:
Cost of sales	$75,022	$80,977	$212,186	$227,395
Fulfillment	22,314	24,660	64,524	70,543
Technology and infrastructure	21,203	22,245	63,584	64,973
Sales and marketing	10,551	10,609	31,468	30,783
General and administrative	2,561	2,713	8,806	8,496
Other operating expense (income), net	244	262	613	587
Total operating expenses	$131,895	$141,466	$381,181	$402,777
Year-over-year Percentage Growth (Decline):
Cost of sales	7%	8%	4%	7%
Fulfillment	8	11	5	9
Technology and infrastructure	9	5	21	2
Sales and marketing	(4)	1	7	(2)
General and administrative	(16)	6	3	(4)
Other operating expense (income), net	48	8	22	(4)
Percent of Net Sales:
Cost of sales	52.4%	51.0%	52.4%	50.5%
Fulfillment	15.6	15.5	15.9	15.7
Technology and infrastructure	14.8	14.0	15.7	14.4
Sales and marketing	7.4	6.7	7.8	6.8
General and administrative	1.8	1.7	2.2	1.9
Other operating expense (income), net	0.2	0.2	0.2	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in Q3 2024 and for the nine months ended September 30, 2024, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by fulfillment network efficiencies, including lower transportation costs. Changes in foreign exchange rates reduced cost of sales by $196 million for Q3 2024, and by $1.1 billion for the nine months ended September 30, 2024.
Shipping costs were $21.8 billion and $23.5 billion in Q3 2023 and Q3 2024, and $62.2 billion and $67.3 billion for the nine months ended September 30, 2023 and 2024. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in Q3 2024 and for the nine months ended September 30, 2024 compared to the comparable prior year periods, is primarily due to increased sales and investments in our fulfillment network, partially offset by fulfillment network efficiencies. Changes in foreign exchange rates did not significantly impact fulfillment costs for Q3 2024, but reduced fulfillment costs by $127 million for the nine months ended September 30, 2024.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add employees and infrastructure. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in Q3 2024 and for the nine months ended September 30, 2024, compared to the comparable prior year periods, is primarily due to an increase in spending on infrastructure, partially offset by a reduction in depreciation and amortization expense from our change in the estimated useful life of our servers and decreased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. Changes in foreign exchange rates did not significantly impact technology and infrastructure costs for Q3 2024, but reduced technology and infrastructure costs by $166 million for the nine months ended September 30, 2024. We currently expense the majority of the costs associated with the development of our satellite network for global broadband service (including production, launch, and payroll costs, and launch services deposits upon launch). We will capitalize certain of these costs once the service achieves commercial viability, including sales to customers. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2023 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
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
Sales and marketing costs in Q3 2024 did not significantly change compared to the comparable prior year period. The decrease in sales and marketing costs for the nine months ended September 30, 2024, compared to the comparable prior year period, is primarily due to decreased payroll and related expenses for personnel engaged in marketing and selling activities, partially offset by increased advertising expenses. Changes in foreign exchange rates did not significantly impact sales and marketing costs for Q3 2024, but reduced sales and marketing costs by $161 million for the nine months ended September 30, 2024.

While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
General and administrative costs in Q3 2024 did not significantly change compared to the comparable prior year period. The decrease in general and administrative costs for the nine months ended September 30, 2024, compared to the comparable prior year period, is primarily due to a decrease in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $244 million and $262 million for Q3 2023 and Q3 2024, and $613 million and $587 million for the nine months ended September 30, 2023 and 2024, and was primarily related to asset impairments and the amortization of intangible assets.
Interest Income and Expense
Our interest income was $776 million and $1.3 billion during Q3 2023 and Q3 2024, and $2.0 billion and $3.4 billion for the nine months ended September 30, 2023 and 2024, primarily due to an increase in prevailing rates. We generally invest our excess cash in AAA-rated money market funds and investment grade short- to intermediate-term marketable debt securities. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $806 million and $603 million during Q3 2023 and Q3 2024, and $2.5 billion and $1.8 billion for the nine months ended September 30, 2023 and 2024, and was primarily related to debt and finance leases. See Item 1 of Part I, “Financial Statements — Note 3 — Leases and Note 5 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $1.0 billion and $(27) million during Q3 2023 and Q3 2024, and $649 million and $(2.7) billion for the nine months ended September 30, 2023 and 2024. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net is a marketable equity securities valuation gain (loss) of $1.2 billion and $(348) million in Q3 2023 and Q3 2024, and $926 million and $(1.9) billion for the nine months ended September 30, 2023 and 2024, from our equity investment in Rivian.
Income Taxes
Our income tax provision for the nine months ended September 30, 2023 was $4.1 billion, which included $175 million of net discrete tax expense. Our income tax provision for the nine months ended September 30, 2024 was $6.9 billion, which included $2.4 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
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

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2023 and 2024 (in millions):

	Twelve Months Ended September 30,
	2023	2024
Net cash provided by (used in) operating activities	$71,654	$112,706
Purchases of property and equipment, net of proceeds from sales and incentives	(50,220)	(64,959)
Free cash flow	$21,434	$47,747

Net cash provided by (used in) investing activities	$(48,053)	$(69,500)
Net cash provided by (used in) financing activities	$(9,047)	$(15,250)
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2023 and 2024 (in millions):

	Twelve Months Ended September 30,
	2023	2024
Net cash provided by (used in) operating activities	$71,654	$112,706
Purchases of property and equipment, net of proceeds from sales and incentives	(50,220)	(64,959)
Free cash flow	21,434	47,747
Principal repayments of finance leases	(5,245)	(2,489)
Principal repayments of financing obligations	(260)	(320)
Free cash flow less principal repayments of finance leases and financing obligations	$15,929	44,938

Net cash provided by (used in) investing activities	$(48,053)	$(69,500)
Net cash provided by (used in) financing activities	$(9,047)	$(15,250)
Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases, net of remeasurements and modifications,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2023 and 2024 (in millions):

	Twelve Months Ended September 30,
	2023	2024
Net cash provided by (used in) operating activities	$71,654	$112,706
Purchases of property and equipment, net of proceeds from sales and incentives	(50,220)	(64,959)
Free cash flow	21,434	47,747
Equipment acquired under finance leases (1)	(239)	(492)
Principal repayments of all other finance leases (2)	(694)	(785)
Principal repayments of financing obligations	(260)	(320)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$20,241	$46,150

Net cash provided by (used in) investing activities	$(48,053)	$(69,500)
Net cash provided by (used in) financing activities	$(9,047)	$(15,250)
___________________
(1)For the twelve months ended September 30, 2023 and 2024, this amount relates to equipment included in “Property and equipment acquired under finance leases, net of remeasurements and modifications” of $748 million and $620 million.
(2)For the twelve months ended September 30, 2023 and 2024, this amount relates to property included in “Principal repayments of finance leases” of $5,245 million and $2,489 million.
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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2023			2024			2023			2024
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$143,083	$(1,384)	$141,699	$158,877	$233	$159,110	$404,824	$1,337	$406,161	$450,167	$1,438	$451,605
Operating expenses	131,895	(1,252)	130,643	141,466	249	141,715	381,181	1,712	382,893	402,777	1,555	404,332
Operating income	11,188	(132)	11,056	17,411	(16)	17,395	23,643	(375)	23,268	47,390	(117)	47,273
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on October 31, 2024, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 31, 2024, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Fourth Quarter 2024 Guidance
•Net sales are expected to be between $181.5 billion and $188.5 billion, or to grow between 7% and 11% compared with fourth quarter 2023. This guidance anticipates an unfavorable impact of approximately 10 basis points from foreign exchange rates.
•Operating income is expected to be between $16.0 billion and $20.0 billion, compared with $13.2 billion in fourth quarter 2023.
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
Foreign Exchange Risk
During Q3 2024, net sales from our International segment accounted for 23% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q3 2024 decreased by $46 million in comparison with Q3 2023.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2024, of $19.5 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $975 million, $1.9 billion, and $3.9 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of September 30, 2024, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $285 million, $570 million, and $1.1 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of September 30, 2024, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $12.0 billion. Our equity and equity warrant investments in publicly traded companies, which include our equity investment in Rivian, represent $3.9 billion of our investments as of September 30, 2024, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
2024 Revolving Credit Agreement
The information set forth below is included for the purpose of providing disclosure under “Item 1.01 — Entry into a Material Definitive Agreement,” “Item 1.02 — Termination of a Material Definitive Agreement,” and “Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.
On October 30, 2024, Amazon.com, Inc. (the “Company”), Citibank N.A., as administrative agent, and the lenders party thereto entered into a 364-day revolving credit agreement (the “2024 Short-Term Credit Agreement”). The 2024 Short-Term Credit Agreement replaces the prior $5.0 billion 364-day revolving credit agreement entered into by the Company, Citibank, N.A., and other lenders on November 1, 2023, which was terminated on October 30, 2024. The 2024 Short-Term Credit Agreement provides the Company with an unsecured revolving credit facility with a borrowing capacity of up to $5.0 billion. The term of the 2024 Short-Term Credit Agreement is 364 days, but it may be extended for an additional period of 364 days subject to approval by the lenders.
The interest rate applicable to outstanding balances under the 2024 Short-Term Credit Agreement is the applicable benchmark rate specified in the agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility.
Borrowings under the 2024 Short-Term Credit Agreement will be used for general corporate purposes, including backstopping any notes that the Company may issue under its commercial paper program.
The 2024 Short-Term Credit Agreement contains customary representations and warranties, covenants, and events of default, but does not contain financial covenants. Upon an event of default that is not cured within the applicable grace periods or waived, any unpaid amounts under the 2024 Short-Term Credit Agreement may be declared immediately due and payable and the commitments may be terminated.
The financial institutions party to the 2024 Short-Term Credit Agreement and their respective affiliates are full service financial institutions engaged in various activities, which may include sales and trading, commercial and investment banking, advisory, investment management, investment research, principal investment, hedging, market making, brokerage, and other financial and non-financial activities and services. Certain of these financial institutions and their respective affiliates have provided, and may in the future provide, a variety of these services to the Company and to persons and entities with relationships with the Company, for which they received or will receive customary fees and expenses.
The foregoing description of the 2024 Short-Term Credit Agreement is qualified in its entirety by the terms of such agreement, which is filed hereto as Exhibit 10.1 and incorporated herein by reference.

Trading Arrangements
None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 27, 2022).

3.2	Amended and Restated Bylaws of Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2024).

10.1	364-Day Revolving Credit Agreement, dated as of October 30, 2024, among Amazon.com, Inc., Citibank N.A., as administrative agent, and the lenders party thereto.

31.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: October 31, 2024