Form 10-K
period 2024-12-31
AMAZON COM INC
filed 2025-02-07
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2024	$1,815,014,489,485
Number of shares of common stock outstanding as of January 29, 2025	10,597,729,352
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2024

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
Consumers
We serve consumers through our online and physical stores and focus on selection, price, and convenience. We design our stores to enable hundreds of millions of unique products to be sold by us and by third parties across dozens of product categories. Customers access our offerings through our websites, mobile apps, Alexa, devices, streaming, and physically visiting our stores. We also manufacture and sell electronic devices, including Kindle, Fire tablet, Fire TV, Echo, Ring, Blink, and eero, and we develop and produce media content. We seek to offer our customers low prices, fast and free delivery, easy-to-use functionality, and timely customer service. In addition, we offer subscription services such as Amazon Prime, a membership program that includes fast, free shipping on tens of millions of items, access to award-winning movies and series, live sports, and other benefits.
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

Competition
Our businesses encompass a large variety of product types, service offerings, and delivery channels. The worldwide marketplace in which we compete is evolving rapidly and intensely competitive, and we face a broad array of competitors from many different industry sectors around the world. Our current and potential competitors include: (1) physical, e-commerce, and omnichannel retailers, publishers, vendors, distributors, manufacturers, and producers of the products we offer and sell to consumers and businesses; (2) publishers, producers, and distributors of physical, digital, and interactive media of all types and all distribution channels; (3) web search engines, comparison shopping websites, social networks, web portals, virtual assistants, and other online and app-based means of discovering, using, or acquiring goods and services, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development and hosting, omnichannel sales, inventory and supply chain management, advertising, fulfillment, customer service, and payment processing; (5) companies that provide fulfillment and logistics services for themselves or for third parties, whether online or offline; (6) companies that provide information technology services or products, including on-premises or cloud-based infrastructure, tools and services relating to artificial intelligence, and other services; (7) companies that design, manufacture, market, or sell consumer electronics, communications, and other electronic devices and services; (8) companies that sell grocery products online and in physical stores; (9) companies that provide advertising services, whether in digital or other formats; and (10) providers of virtual or in-person healthcare services. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and enterprise services include the quality, speed, and reliability of our services and tools, as well as customers’ ability and willingness to change business practices. Some of our current and potential competitors have greater resources, longer histories, more customers, greater brand recognition, and greater control over inputs critical to our various businesses. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, lock-in potential customers with restrictive terms, and devote more resources to technology, infrastructure, fulfillment, and marketing. The internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser-known businesses to compete against us. Each of our businesses is also subject to rapid change and the development of new business models and the entry of new and well-funded competitors. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
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
Human Capital
Our employees are critical to our mission of being Earth’s most customer-centric company. As of December 31, 2024, we employed approximately 1,556,000 full-time and part-time employees. Additionally, we use independent contractors and temporary personnel to supplement our workforce. Competition for qualified personnel is intense, particularly for software engineers, computer scientists, and other technical staff, and constrained labor markets have increased competition for personnel across other parts of our business.
We strive to be Earth’s best employer. We rely on numerous and evolving initiatives to implement this objective and invent mechanisms for talent development, including competitive pay and benefits, flexible work arrangements, and skills training and educational programs such as Amazon Career Choice (education funding for eligible employees). Over 240,000 Amazon employees around the world have participated in Career Choice. We also continue to inspect and refine the mechanisms we use to hire, develop, evaluate, and retain our employees. In addition, safety is integral to everything we do at Amazon and we continue to invest in safety improvements such as capital improvements, new safety technology, vehicle safety controls, and engineering ergonomic solutions. Our safety team is dedicated to using the science of safety to solve complex problems and establish new industry best practices. We also provide mentorship and support resources to our employees, and have deployed numerous programs that advance employee engagement, communication, and feedback.

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
Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 29, 2025:
Information About Our Executive Officers

Name	Age	Position
Jeffrey P. Bezos	61	Executive Chair
Andrew R. Jassy	57	President and Chief Executive Officer
Matthew S. Garman	48	CEO Amazon Web Services
Douglas J. Herrington	58	CEO Worldwide Amazon Stores
Brian T. Olsavsky	61	Senior Vice President and Chief Financial Officer
Shelley L. Reynolds	60	Vice President, Worldwide Controller, and Principal Accounting Officer
David A. Zapolsky	61	Senior Vice President, Global Public Policy and General Counsel
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
Matthew S. Garman. Mr. Garman has served as CEO Amazon Web Services since June 2024, Senior Vice President, Amazon Web Services from February 2021 until June 2024, Vice President, Marketing, Sales and Support of Amazon Web Services from January 2020 to February 2021, Vice President, AWS Compute Services from September 2018 to January 2020, and Vice President, EC2 from December 2012 to September 2018.
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
Shelley L. Reynolds. Ms. Reynolds has served as Vice President, Worldwide Controller, and Principal Accounting Officer since April 2007.
David A. Zapolsky. Mr. Zapolsky has served as Senior Vice President, Global Public Policy and General Counsel since May 2023. He served as our Secretary from September 2012 to January 2024, Senior Vice President and General Counsel from May 2014 to May 2023, Vice President and General Counsel from September 2012 to May 2014, and as Vice President and Associate General Counsel for Litigation and Regulatory matters from April 2002 until September 2012.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	61	Executive Chair
Andrew R. Jassy	57	President and Chief Executive Officer
Keith B. Alexander	73	Former Chair and CEO of IronNet, Inc.
Edith W. Cooper	63	Former Executive Vice President, Goldman Sachs Group, Inc.
Jamie S. Gorelick	74	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Daniel P. Huttenlocher	66	Dean, MIT Schwarzman College of Computing
Andrew Y. Ng	48	Managing General Partner, AI Fund, L.P.
Indra K. Nooyi	69	Former Chair and CEO, PepsiCo, Inc.
Jonathan J. Rubinstein	68	Former co-CEO, Bridgewater Associates, LP
Brad D. Smith	60	President, Marshall University
Patricia Q. Stonesifer	68	Former President and Chief Executive Officer, Martha’s Table
Wendell P. Weeks	65	Chairman and CEO, Corning Incorporated

Item 1A.	Risk Factors
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
Business and Industry Risks
We Face Intense Competition
Our businesses are rapidly evolving and intensely competitive, and we have many competitors across geographies, including cross-border competition, and in different industries, including physical, e-commerce, and omnichannel retail, e-commerce services, web and infrastructure computing services, electronic devices, digital content, advertising, grocery, healthcare, communications, and transportation and logistics services. Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition, particularly with our newly-launched products and services and in our newer geographic regions. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.
Competition continues to intensify, including with the development of new business models and the entry of new and well-funded competitors, and as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, web and infrastructure computing services, practical applications of artificial intelligence and machine learning, digital content, satellites, and electronic devices continue to increase our competition. The internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser known businesses to compete against us. As a result of competition, our product and service offerings may not be successful, we may fail to gain or may lose business, and we may be required to increase our spending or lower prices, any of which could materially reduce our sales and profits.
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
•business licensing or certification requirements, such as for imports, exports, web services, electronic devices, and communications services;
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
We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, have in the past, and may in the future, result in the expenditure of significant financial and managerial resources, injunctions against us, or significant payments for damages, including to satisfy indemnification obligations or to obtain licenses from third parties who allege that we have infringed their rights. Such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. In addition, our and our customers’ development and use of artificial intelligence may result in increased claims of infringement or other claims, including those based on unauthorized use of third-party technology or content.
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

•changes in usage or adoption rates of the internet, e-commerce, electronic devices, web services, satellite communications services, and artificial intelligence and machine learning technologies, products, and services, including outside the U.S.;
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
•factors affecting our reputation or brand image (including any actual or perceived inability to achieve our goals or commitments, whether related to sustainability, customers, employees, or other topics), and public perceptions regarding our positions on social or ethical issues and our development and use of artificial intelligence, machine learning, and automation technologies, products, and services;
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
•disruptions from natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues (including terrorist attacks, armed hostilities, and political conflicts, including those involving China), labor or trade disputes (including restrictive governmental actions impacting us, our customers, and our third-party sellers and suppliers in China or other foreign countries), tariff policy changes, and similar events; and
•potential negative impacts of climate change, including: increased operating costs due to more frequent extreme weather events or climate-related changes, such as rising temperatures and water scarcity; increased investment requirements associated with the transition to a low-carbon economy; decreased demand for our products and services as a result of changes in customer behavior; increased compliance costs due to more extensive and global regulations and third-party requirements; and reputational damage resulting from perceptions of our environmental impact.
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
We Could Be Harmed by Data Loss or Other Security Incidents
Because we collect, process, store, and transmit large amounts of data, including confidential, classified, sensitive, proprietary, and business and personal information, failure to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting our or our vendors’ or customers’ technology, products, and systems, could: expose us or our customers to a risk of loss, disclosure, or misuse of such information; adversely affect our operating results; result in litigation, liability, or regulatory action (including under laws related to privacy, data use, data protection, data security, network security, and consumer protection); deter customers or sellers from using our stores, products, and services; and otherwise harm our business and reputation. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Some of our systems have experienced past security incidents, and, although they did not have a material adverse effect on our operating results, there can be no assurance that future incidents will not have material adverse effects on our operations or financial results. Although we have developed systems and processes that are designed to protect customer data and prevent, detect, or mitigate such incidents, including systems and processes designed to reduce the impact of a security incident at a third-party vendor or customer, such measures cannot provide absolute security and may fail to operate as intended or be circumvented.
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
•the difficulty of integrating a new company’s accounting, financial and sustainability reporting, management, information and data security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not successfully implemented;
•losses we may incur as a result of declines in the value of an investment or as a result of incorporating an investee’s financial performance into our financial results;
•for investments in which an investee’s financial performance is incorporated into our financial results, either in full or in part, or investments for which we are required to file financial statements or provide financial information, the dependence on the investee’s accounting, financial and sustainability reporting, and similar systems, controls, and processes;
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

We Are Subject to Payments-Related Risks
We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, checks, and payment upon delivery. For existing and future payment options we offer to our customers, we currently are subject to, and may become subject to additional, regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain Amazon-branded payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. We also offer co-branded credit card programs, which could adversely affect our operating results if renewed on less favorable terms or terminated. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with these rules or requirements, as well as any breach, compromise, or failure to otherwise detect or prevent fraudulent activity involving our data security systems, could result in our being liable for card issuing banks’ costs, subject to fines and higher transaction fees, and loss of our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.
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
•changes in the valuation methodology of, or performance by, other e-commerce or technology companies; and
•transactions in our common stock by major investors and certain analyst reports, news, social media activity, and speculation.
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
Legal and Regulatory Risks
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet, physical, e-commerce, and omnichannel retail, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, satellite communications services, healthcare, and other products and services that we offer or sell. These regulations and laws cover taxation, privacy, data use, data protection, data security, data localization, network security, consumer protection, pricing, content, copyrights, distribution, transportation, communications, electronic device certification, electronic waste, energy consumption, environmental and climate-related regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, unencumbered internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, healthcare, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data use, data protection, data security, data localization, network security, and consumer protection apply to aspects of our operations such as the internet, e-commerce, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, satellite communications services, and healthcare. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews, investigations, and other proceedings by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. For example, we face a number of open investigations based on claims that aspects of our operations infringe competition or consumer protection rules, including aspects of Amazon’s operation of its stores, including its fulfillment network and Prime, and certain aspects of AWS’s offering of cloud services. We strongly dispute these claims and intend to defend ourselves vigorously in these investigations. Similarly, we face investigations under a growing patchwork of laws and regulations governing the collection, use, and disclosure of data, the interpretation of which continues to evolve, leading to uncertainty about how regulators will view our privacy practices. In addition, regulators and lawmakers are increasingly focused on controlling additional aspects of the operations of technology companies and companies they have characterized to be online “gatekeepers” through the application of existing regulations and laws and the adoption of new regulations and laws, which increases our compliance costs and limits the operation of our business. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations. The media, political, and regulatory scrutiny we face, which may continue to increase, amplifies these risks.
Claims, Litigation, Government Investigations, and Other Proceedings May Adversely Affect Our Business and Results of Operations
As an innovative company offering a wide range of consumer and business products and services around the world, we are regularly subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including patent and other intellectual property matters, taxes, labor and employment (including the characterization of delivery drivers), competition and antitrust, privacy, data use, data protection, data security, data localization, network security, consumer protection, commercial disputes, goods and services offered by us and by third parties (including artificial intelligence technologies and services), healthcare, and other matters. The number and scale of these proceedings have increased over time as our businesses have expanded in scope and geographic reach, as our products, services, and operations have become more complex and available to, and used by, more people, and as governments and regulatory authorities seek to regulate us on a pre-emptive basis. For example, we are litigating a number of matters alleging price fixing, monopolization, and consumer protection claims, including those brought by state attorneys general and the Federal Trade Commission. Any of these types of proceedings can have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could involve licenses, sanctions, consent decrees, or orders requiring us to make substantial future payments, preventing us from offering certain products or services, requiring us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.
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
Our cybersecurity risks and associated mitigations are evaluated by senior leadership, including as part of our enterprise risk assessments that are reviewed by the Audit Committee and our Board of Directors. Such risks and mitigations are also subject to oversight by the Security Committee of our Board of Directors. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “We Could Be Harmed by Data Loss or Other Security Incidents,” which should be read in conjunction with the information above.
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

Item 2.	Properties
As of December 31, 2024, we operated the following facilities (in thousands):

Description of Use	Leased Square Footage (1)	Owned Square Footage	Location
Office space	29,551	9,104	North America
Office space	23,771	1,802	International
Physical stores (2)	23,975	707	North America
Physical stores (2)	222	—	International
Fulfillment, data centers, and other	448,168	36,869	North America
Fulfillment, data centers, and other	176,287	18,958	International
Total	701,974	67,440
 ___________________
(1)For leased properties, represents the total leased space excluding sub-leased space.
(2)This includes 618 North America and 27 International stores as of December 31, 2024.

Segment	Leased Square Footage (1)	Owned Square Footage (1)
North America	457,104	20,741
International	166,673	11,741
AWS	24,875	24,052
Total	648,652	56,534
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
Holders
As of January 29, 2025, there were 12,135 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
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
We seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe this compensation model aligns the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 10.8 billion and 10.9 billion as of December 31, 2023 and 2024.
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
Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2024, we would have recorded an additional cost of sales of approximately $365 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Year Ended December 31,
	2023	2024
Cash provided by (used in):
Operating activities	$84,946	$115,877
Investing activities	(49,833)	(94,342)
Financing activities	(15,879)	(11,812)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $86.8 billion and $101.2 billion as of December 31, 2023 and 2024. Amounts held in foreign currencies were $23.5 billion and $25.5 billion as of December 31, 2023 and 2024. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $84.9 billion and $115.9 billion in 2023 and 2024. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow in 2024, compared to the prior year, was due to an increase in net income (loss), excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(49.8) billion and $(94.3) billion in 2023 and 2024, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $48.1 billion, and $77.7 billion in 2023 and 2024, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network. We expect cash capital expenditures to increase in 2025, primarily driven by investments in technology infrastructure. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $5.8 billion and $7.1 billion in 2023 and 2024. We funded the acquisition of 1Life Healthcare, Inc. (One Medical) in 2023 with cash on hand. In Q3 2023, we invested $1.25 billion in a convertible note from Anthropic, PBC. In Q1 2024, we invested $2.75 billion in a second convertible note. In Q4 2024, we entered into an agreement and invested $1.3 billion in a third convertible note, and will invest an additional $2.7 billion by Q4 2025.
Cash provided by (used in) financing activities was $(15.9) billion and $(11.8) billion in 2023 and 2024. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term-debt of $18.1 billion and $5.1 billion in 2023 and 2024. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $34.0 billion and $17.0 billion in 2023 and 2024. Property and equipment acquired under finance leases was $642 million and $854 million in 2023 and 2024.
We had no borrowings outstanding under the two unsecured revolving credit facilities or the commercial paper programs as of December 31, 2024. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.
As of December 31, 2024, cash, cash equivalents, and marketable securities held by foreign subsidiaries were $6.3 billion. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing us to expense a portion of qualified property, primarily equipment. These enhanced deductions are scheduled to phase out annually from 2023 through 2026. Our federal tax provision included accelerated depreciation deductions for 2022, 2023, and 2024. Additionally, effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. Cash paid for U.S. (federal and state) and foreign income taxes (net of refunds) totaled $11.2 billion and $12.3 billion for 2023 and 2024.
As of December 31, 2023 and 2024, restricted cash, cash equivalents, and marketable securities were $503 million and $3.5 billion. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” and “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including changes in inflation and interest rates, global economic and geopolitical developments, and the development and adoption of technologies and services, including artificial intelligence, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These could affect customer demand for our products and services, our ability to predict growth needs, expenses, and the benefits we gain from new technologies. We expect some or all of them to continue to impact our operations into Q1 2025.
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

	Year Ended December 31,
	2023	2024
Net Sales:
North America	$352,828	$387,497
International	131,200	142,906
AWS	90,757	107,556
Consolidated	$574,785	$637,959
Year-over-year Percentage Growth:
North America	12%	10%
International	11	9
AWS	13	19
Consolidated	12	11
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	12%	10%
International	11	10
AWS	13	19
Consolidated	12	11
Net Sales Mix:
North America	61%	61%
International	23	22
AWS	16	17
Consolidated	100%	100%
Sales increased 11% in 2024, compared to the prior year. Changes in foreign exchange rates reduced net sales by $2.3 billion in 2024. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 10% in 2024, compared to the prior year. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates reduced North America net sales by $462 million in 2024.
International sales increased 9% in 2024, compared to the prior year. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates reduced International net sales by $1.8 billion in 2024.

AWS sales increased 19% in 2024, compared to the prior year. The sales growth primarily reflects increased customer usage, partially offset by pricing changes primarily driven by long-term customer contracts.
Operating Expenses
Information about operating expenses is as follows (in millions):

	Year Ended December 31,
	2023	2024
Operating Expenses:
Cost of sales	$304,739	$326,288
Fulfillment	90,619	98,505
Technology and infrastructure	85,622	88,544
Sales and marketing	44,370	43,907
General and administrative	11,816	11,359
Other operating expense (income), net	767	763
Total operating expenses	$537,933	$569,366
Year-over-year Percentage Growth (Decline):
Cost of sales	6%	7%
Fulfillment	7	9
Technology and infrastructure	17	3
Sales and marketing	5	(1)
General and administrative	(1)	(4)
Other operating expense (income), net	(39)	(1)
Percent of Net Sales:
Cost of sales	53.0%	51.1%
Fulfillment	15.8	15.4
Technology and infrastructure	14.9	13.9
Sales and marketing	7.7	6.9
General and administrative	2.1	1.8
Other operating expense (income), net	0.1	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in 2024, compared to the prior year, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by fulfillment network efficiencies, including lower transportation costs. Changes in foreign exchange rates reduced cost of sales by $1.7 billion in 2024.
Shipping costs were $89.5 billion and $95.8 billion in 2023 and 2024. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in 2024, compared to the prior year, is primarily due to increased sales and investments in our fulfillment network, partially offset by fulfillment network efficiencies. Changes in foreign exchange rates reduced fulfillment costs by $223 million in 2024.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add employees and infrastructure. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in 2024, compared to the prior year, is primarily due to an increase in spending on infrastructure, partially offset by decreased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings and a reduction in depreciation and amortization expense from our change in the estimated useful life of our servers. Changes in foreign exchange rates reduced technology and infrastructure costs by $244 million in 2024. We currently expense the majority of the costs associated with the development of our satellite network for global broadband service (including production, launch, and payroll costs, and launch services deposits upon launch). We will capitalize certain of these costs once the service achieves commercial viability, including sales to customers.
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
The decrease in sales and marketing costs in 2024, compared to the prior year, is primarily due to decreased payroll and related expenses for personnel engaged in marketing and selling activities, partially offset by increased advertising expenses. Changes in foreign exchange rates reduced sales and marketing costs by $263 million in 2024.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
The decrease in general and administrative costs in 2024, compared to the prior year, is primarily due to a decrease in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $767 million and $763 million during 2023 and 2024, and was primarily related to asset impairments and the amortization of intangible assets.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Year Ended December 31,
	2023	2024
Operating Income (Loss)
North America	$14,877	$24,967
International	(2,656)	3,792
AWS	24,631	39,834
Consolidated	$36,852	$68,593
Operating income was $36.9 billion and $68.6 billion for 2023 and 2024. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services. For more information on the operating expenses that impact segment operating income, see “Operating Expenses” and the descriptions of operating expense line item changes on pages 25 to 27, and “Note 10 — Segment Information” on page 65.
The increase in North America operating income in 2024, compared to the prior year, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment and shipping costs.
The International operating income in 2024, as compared to the operating loss in the prior year, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping and fulfillment costs. Changes in foreign exchange rates did not significantly impact operating income in 2024.
The increase in AWS operating income in 2024, compared to the prior year, is primarily due to increased sales, decreased payroll and related expenses, and a reduction in depreciation and amortization expense from our change in the estimated useful lives of our servers, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth. Changes in foreign exchange rates positively impacted operating income by $240 million in 2024.
Interest Income and Expense
Our interest income was $2.9 billion and $4.7 billion during 2023 and 2024, primarily due to a higher average balance of invested funds at prevailing rates. We generally invest our excess cash in investment grade short- to intermediate-term marketable debt securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $3.2 billion and $2.4 billion in 2023 and 2024 and was primarily related to debt and finance leases. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Leases and Note 6 — Debt” for additional information.
Our long-term lease liabilities were $77.3 billion and $78.3 billion as of December 31, 2023 and 2024. Our long-term debt was $58.3 billion and $52.6 billion as of December 31, 2023 and 2024. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Leases and Note 6 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $938 million and $(2.3) billion during 2023 and 2024. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, and foreign currency. Included in other income (expense), net in 2023 and 2024 is a marketable equity securities valuation gain (loss) of $797 million and $(1.6) billion from our equity investment in Rivian.

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
We recorded a provision (benefit) for income taxes of $7.1 billion and $9.3 billion in 2023 and 2024. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 9 — Income Taxes” for additional information.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2023 and 2024 (in millions):

	Year Ended December 31,
	2023	2024
Net cash provided by (used in) operating activities	$84,946	$115,877
Purchases of property and equipment, net of proceeds from sales and incentives	(48,133)	(77,658)
Free cash flow	$36,813	$38,219

Net cash provided by (used in) investing activities	$(49,833)	$(94,342)
Net cash provided by (used in) financing activities	$(15,879)	$(11,812)
Free Cash Flow Less Principal Repayments of Finance Leases and Financing Obligations
Free cash flow less principal repayments of finance leases and financing obligations is free cash flow reduced by “Principal repayments of finance leases” and “Principal repayments of financing obligations.” Principal repayments of finance leases and financing obligations approximates the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of free cash flow less principal repayments of finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2023 and 2024 (in millions):

	Year Ended December 31,
	2023	2024
Net cash provided by (used in) operating activities	$84,946	$115,877
Purchases of property and equipment, net of proceeds from sales and incentives	(48,133)	(77,658)
Free cash flow	36,813	38,219
Principal repayments of finance leases	(4,384)	(2,043)
Principal repayments of financing obligations	(271)	(669)
Free cash flow less principal repayments of finance leases and financing obligations	$32,158	$35,507

Net cash provided by (used in) investing activities	$(49,833)	$(94,342)
Net cash provided by (used in) financing activities	$(15,879)	$(11,812)

Free Cash Flow Less Equipment Finance Leases and Principal Repayments of All Other Finance Leases and Financing Obligations
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations is free cash flow reduced by equipment acquired under finance leases, which is included in “Property and equipment acquired under finance leases, net of remeasurements and modifications,” principal repayments of all other finance lease liabilities, which is included in “Principal repayments of finance leases,” and “Principal repayments of financing obligations.” All other finance lease liabilities and financing obligations consists of property. In this measure, equipment acquired under finance leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2023 and 2024 (in millions):

	Year Ended December 31,
	2023	2024
Net cash provided by (used in) operating activities	$84,946	$115,877
Purchases of property and equipment, net of proceeds from sales and incentives	(48,133)	(77,658)
Free cash flow	36,813	38,219
Equipment acquired under finance leases (1)	(310)	(572)
Principal repayments of all other finance leases (2)	(683)	(767)
Principal repayments of financing obligations	(271)	(669)
Free cash flow less equipment finance leases and principal repayments of all other finance leases and financing obligations	$35,549	$36,211

Net cash provided by (used in) investing activities	$(49,833)	$(94,342)
Net cash provided by (used in) financing activities	$(15,879)	$(11,812)
___________________
(1)For the year ended December 31, 2023 and 2024, this amount relates to equipment included in “Property and equipment acquired under finance leases, net of remeasurements and modifications” of $642 million and $854 million.
(2)For the year ended December 31, 2023 and 2024, this amount relates to property included in “Principal repayments of finance leases” of $4,384 million and $2,043 million.
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

	Year Ended December 31, 2023			Year Ended December 31, 2024
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$574,785	$71	$574,856	$637,959	$2,335	$640,294
Operating expenses	537,933	531	538,464	569,366	2,466	571,832
Operating income	36,852	(460)	36,392	68,593	(131)	68,462
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on February 6, 2025, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of February 6, 2025, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part I, “Risk Factors.”
First Quarter 2025 Guidance
•Net sales are expected to be between $151.0 billion and $155.5 billion, or to grow between 5% and 9% compared with first quarter 2024. This guidance anticipates an unusually large, unfavorable impact of approximately $2.1 billion, or 150 basis points, from foreign exchange rates. Also, as a reminder, in first quarter 2024 the impact from Leap Year added approximately $1.5 billion in net sales.
•Operating income is expected to be between $14.0 billion and $18.0 billion, compared with $15.3 billion in first quarter 2024.
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
We generally invest our excess cash in investment grade short- to intermediate-term marketable debt securities and AAA-rated money market funds. Marketable debt securities with fixed interest rates may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The following table provides information about our cash equivalents and marketable debt securities, including principal cash flows by expected maturity and the related weighted-average interest rates as of December 31, 2024 (in millions, except percentages):

	2025	2026	2027	2028	2029	Thereafter	Total	Estimated Fair Value as of December 31, 2024
Money market funds	$28,282	$—	$—	$—	$—	$—	$28,282	$28,282
Weighted average interest rate	4.42%	—%	—%	—%	—%	—%	4.42%
Corporate debt securities	47,908	1,779	1,086	311	55	—	51,139	50,912
Weighted average interest rate	4.65%	3.48%	4.49%	4.65%	4.83%	—%	4.60%
U.S. government and agency securities	1,986	928	215	65	50	213	3,457	3,401
Weighted average interest rate	3.95%	2.92%	3.83%	2.72%	2.57%	2.04%	3.51%
Asset-backed securities	450	262	195	226	188	220	1,541	1,523
Weighted average interest rate	3.19%	4.74%	4.59%	4.84%	3.29%	3.40%	3.92%
Foreign government and agency securities	151	2	27	—	—	—	180	177
Weighted average interest rate	4.50%	4.60%	4.31%	—%	—%	—%	4.48%
Other debt securities	44	8	8	8	—	—	68	67
Weighted average interest rate	0.99%	4.49%	4.11%	4.29%	—%	—%	2.13%
	$78,821	$2,979	$1,531	$610	$293	$433	$84,667
Cash equivalents and marketable debt securities								$84,362
As of December 31, 2024, we had long-term debt with a face value of $58.0 billion, including the current portion, primarily consisting of fixed rate unsecured senior notes. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.

Foreign Exchange Risk
During 2024, net sales from our International segment accounted for 22% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the year compared to rates in effect the prior year, International segment net sales decreased by $1.8 billion in comparison with the prior year.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2024, of $25.5 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.3 billion, $2.6 billion, and $5.1 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of December 31, 2024, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $305 million, $605 million, and $1.2 billion, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of December 31, 2024, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $22.1 billion. Our equity and equity warrant investments in publicly traded companies, which include our equity investment in Rivian, represent $4.6 billion of our investments as of December 31, 2024, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies for observable price changes or impairments. We record our available-for-sale convertible debt investments in private companies at fair value, which primarily relate to Anthropic, PBC. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures” for additional information.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2025 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Notes 1 and 9 of the consolidated financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions and during the ordinary course of business, there are many tax positions for which the ultimate tax determination is uncertain. As a result, significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2024, the Company reported accrued liabilities of $6.5 billion for various tax contingencies.
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
Seattle, Washington
February 6, 2025

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2023	2024
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$36,477	$54,253	$73,890
OPERATING ACTIVITIES:
Net income (loss)	(2,722)	30,425	59,248
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	41,921	48,663	52,795
Stock-based compensation	19,621	24,023	22,011
Non-operating expense (income), net	16,966	(748)	2,012
Deferred income taxes	(8,148)	(5,876)	(4,648)
Changes in operating assets and liabilities:
Inventories	(2,592)	1,449	(1,884)
Accounts receivable, net and other	(8,622)	(8,348)	(3,249)
Other assets	(13,275)	(12,265)	(14,483)
Accounts payable	2,945	5,473	2,972
Accrued expenses and other	(1,558)	(2,428)	(2,904)
Unearned revenue	2,216	4,578	4,007
Net cash provided by (used in) operating activities	46,752	84,946	115,877
INVESTING ACTIVITIES:
Purchases of property and equipment	(63,645)	(52,729)	(82,999)
Proceeds from property and equipment sales and incentives	5,324	4,596	5,341
Acquisitions, net of cash acquired, non-marketable investments, and other	(8,316)	(5,839)	(7,082)
Sales and maturities of marketable securities	31,601	5,627	16,403
Purchases of marketable securities	(2,565)	(1,488)	(26,005)
Net cash provided by (used in) investing activities	(37,601)	(49,833)	(94,342)
FINANCING ACTIVITIES:
Common stock repurchased	(6,000)	—	—
Proceeds from short-term debt, and other	41,553	18,129	5,142
Repayments of short-term debt, and other	(37,554)	(25,677)	(5,060)
Proceeds from long-term debt	21,166	—	—
Repayments of long-term debt	(1,258)	(3,676)	(9,182)
Principal repayments of finance leases	(7,941)	(4,384)	(2,043)
Principal repayments of financing obligations	(248)	(271)	(669)
Net cash provided by (used in) financing activities	9,718	(15,879)	(11,812)
Foreign currency effect on cash, cash equivalents, and restricted cash	(1,093)	403	(1,301)
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,776	19,637	8,422
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$54,253	$73,890	$82,312
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2022	2023	2024
Net product sales	$242,901	$255,887	$272,311
Net service sales	271,082	318,898	365,648
Total net sales	513,983	574,785	637,959
Operating expenses:
Cost of sales	288,831	304,739	326,288
Fulfillment	84,299	90,619	98,505
Technology and infrastructure	73,213	85,622	88,544
Sales and marketing	42,238	44,370	43,907
General and administrative	11,891	11,816	11,359
Other operating expense (income), net	1,263	767	763
Total operating expenses	501,735	537,933	569,366
Operating income	12,248	36,852	68,593
Interest income	989	2,949	4,677
Interest expense	(2,367)	(3,182)	(2,406)
Other income (expense), net	(16,806)	938	(2,250)
Total non-operating income (expense)	(18,184)	705	21
Income (loss) before income taxes	(5,936)	37,557	68,614
Benefit (provision) for income taxes	3,217	(7,120)	(9,265)
Equity-method investment activity, net of tax	(3)	(12)	(101)
Net income (loss)	$(2,722)	$30,425	$59,248
Basic earnings per share	$(0.27)	$2.95	$5.66
Diluted earnings per share	$(0.27)	$2.90	$5.53
Weighted-average shares used in computation of earnings per share:
Basic	10,189	10,304	10,473
Diluted	10,189	10,492	10,721
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2023	2024
Net income (loss)	$(2,722)	$30,425	$59,248
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $100, $(55), and $226	(2,586)	1,027	(3,333)
Available-for-sale debt securities:
Change in net unrealized gains (losses), net of tax of $159, $(110), and $(2,086)	(823)	366	6,339
Less: reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $(15), and $(2)	298	50	5
Net change	(525)	416	6,344
Other, net of tax of $0, $(1), and $1	—	4	(5)
Total other comprehensive income (loss)	(3,111)	1,447	3,006
Comprehensive income (loss)	$(5,833)	$31,872	$62,254
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2023	2024
ASSETS
Current assets:
Cash and cash equivalents	$73,387	$78,779
Marketable securities	13,393	22,423
Inventories	33,318	34,214
Accounts receivable, net and other	52,253	55,451
Total current assets	172,351	190,867
Property and equipment, net	204,177	252,665
Operating leases	72,513	76,141
Goodwill	22,789	23,074
Other assets	56,024	82,147
Total assets	$527,854	$624,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,981	$94,363
Accrued expenses and other	64,709	66,965
Unearned revenue	15,227	18,103
Total current liabilities	164,917	179,431
Long-term lease liabilities	77,297	78,277
Long-term debt	58,314	52,623
Other long-term liabilities	25,451	28,593
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 10,898 and 11,108 shares issued; 10,383 and 10,593 shares outstanding)	109	111
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	99,025	120,864
Accumulated other comprehensive income (loss)	(3,040)	(34)
Retained earnings	113,618	172,866
Total stockholders’ equity	201,875	285,970
Total liabilities and stockholders’ equity	$527,854	$624,894
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2022	10,175	$106	$(1,837)	$55,437	$(1,376)	$85,915	$138,245
Net loss	—	—	—	—	—	(2,722)	(2,722)
Other comprehensive income (loss)	—	—	—	—	(3,111)	—	(3,111)
Stock-based compensation and issuance of employee benefit plan stock	113	2	—	19,629	—	—	19,631
Common stock repurchased	(46)	—	(6,000)	—	—	—	(6,000)
Balance as of December 31, 2022	10,242	108	(7,837)	75,066	(4,487)	83,193	146,043
Net income	—	—	—	—	—	30,425	30,425
Other comprehensive income (loss)	—	—	—	—	1,447	—	1,447
Stock-based compensation and issuance of employee benefit plan stock	141	1	—	23,959	—	—	23,960
Balance as of December 31, 2023	10,383	109	(7,837)	99,025	(3,040)	113,618	201,875
Net income	—	—	—	—	—	59,248	59,248
Other comprehensive income (loss)	—	—	—	—	3,006	—	3,006
Stock-based compensation and issuance of employee benefit plan stock	210	2	—	21,839	—	—	21,841
Balance as of December 31, 2024	10,593	$111	$(7,837)	$120,864	$(34)	$172,866	$285,970
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
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc. and its consolidated entities (collectively, the “Company”), consisting of its wholly-owned subsidiaries and those entities in which we have a variable interest and of which we are the primary beneficiary, including certain entities in India and certain entities that support our healthcare services. Intercompany balances and transactions between consolidated entities are eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, inventory valuation, collectability of receivables, impairment of property and equipment and operating leases, valuation and impairment of investments, self-insurance liabilities, and viewing patterns of capitalized video content. Actual results could differ materially from these estimates. We review the useful lives of equipment on an ongoing basis.
In Q4 2024, we completed a useful life study for certain types of heavy equipment and are increasing the useful life from ten years to thirteen years for such equipment effective January 1, 2025. Based on heavy equipment included in “Property and equipment, net” as of December 31, 2024, we estimate an increase in 2025 operating income of approximately $0.9 billion, which will be recorded primarily in “Fulfillment” and impact our North America and International segments.
We completed our most recent servers and networking equipment useful life study in Q4 2024, and are changing the useful lives of a subset of our servers and networking equipment, effective January 1, 2025, from six years to five years. For those assets included in “Property and equipment, net” as of December 31, 2024, whose useful life will change from six years to five years, we anticipate a decrease in 2025 operating income of approximately $0.7 billion. We expect to continue to acquire more of these server and networking assets in 2025. In 2024, we also determined, primarily in the fourth quarter, to retire early certain of our servers and networking equipment. We recorded approximately $920 million of accelerated depreciation and related charges for the quarter ended December 31, 2024 related to these decisions. The accelerated depreciation will continue into 2025 and decrease operating income by approximately $0.6 billion in 2025. These two changes above are due to an increased pace of technology development, particularly in the area of artificial intelligence and machine learning.
We had previously increased the useful life of our servers from five years to six years effective January 1, 2024. The effect of this change for the year ended December 31, 2024, based on servers that were included in “Property and equipment, net” as of December 31, 2023 and those acquired during the year ended December 31, 2024, was a reduction in depreciation and amortization expense of $3.2 billion and a benefit to net income of $2.5 billion, or $0.23 per basic share and $0.23 per diluted share.
These server and networking equipment useful life changes primarily impact our AWS segment.
For the year ended December 31, 2022, we recorded approximately $1.1 billion, of which $720 million was recorded in the fourth quarter, of impairments of property and equipment and operating leases primarily related to physical stores. These charges were recorded in “Other operating expense (income), net” and primarily impacted our North America segment. For the year ended December 31, 2022, we also recorded expenses of approximately $480 million, primarily in “Fulfillment,” primarily relating to terminating contracts for certain leases not yet commenced as well as other purchase commitments, which primarily impacted our North America segment.
For the year ended December 31, 2022, we recorded approximately $720 million, of which $640 million was recorded in the fourth quarter, of estimated severance costs primarily related to planned role eliminations. These charges were recorded primarily in “Technology and infrastructure,” “Fulfillment,” and “General and administrative” and primarily impacted our North America segment.
Charges for impairment, expenses for terminating contracts and other commitments, and severance costs were not material to our consolidated results of operations for the years ended December 31, 2023 and 2024.
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Year Ended December 31,
	2022	2023	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$1,561	$2,608	$1,858
Cash paid for operating leases	$8,633	$10,453	$12,341
Cash paid for interest on finance leases	$374	$308	$287
Cash paid for interest on financing obligations	$207	$196	$219
Cash paid for income taxes, net of refunds	$6,035	$11,179	$12,308
Assets acquired under operating leases	$18,800	$14,052	$15,424
Property and equipment acquired under finance leases, net of remeasurements and modifications	$675	$642	$854
Property and equipment recognized during the construction period of build-to-suit lease arrangements	$3,187	$357	$97
Property and equipment derecognized after the construction period of build-to-suit lease arrangements, with the associated leases recognized as operating	$5,158	$1,374	$—
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
The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2022	2023	2024
Shares used in computation of basic earnings per share	10,189	10,304	10,473
Total dilutive effect of outstanding stock awards	—	188	248
Shares used in computation of diluted earnings per share	10,189	10,492	10,721

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
Other - Other revenue includes sales related to various other offerings, such as healthcare services, certain licensing and distribution of video content, and shipping services, and our co-branded credit card agreements. Revenue is recognized when content is licensed or distributed and as or when services are performed.
Return Allowances
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and other” and were $1.3 billion, $1.4 billion, and $1.4 billion as of December 31, 2022, 2023, and 2024. Additions to the allowance were $5.5 billion, $5.2 billion, and $5.5 billion and deductions from the allowance were $5.2 billion, $5.1 billion, and $5.5 billion in 2022, 2023, and 2024. Included in “Inventories” on our consolidated balance sheets are assets totaling $948 million, $992 million, and $998 million as of December 31, 2022, 2023, and 2024, for the rights to recover products from customers associated with our liabilities for return allowances.
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
Advertising and other promotional costs to market our products and services are expensed as incurred and were $20.6 billion, $20.3 billion, and $21.4 billion in 2022, 2023, and 2024.
General and Administrative
General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses; facilities and equipment expenses, such as depreciation and amortization expense and rent; and professional fees.
Stock-Based Compensation
Compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. Under this method, approximately 50% of the grant date fair value is recognized as expense in the first year of grant for the majority of our stock-based compensation awards. The accelerated method also adds a higher level of sensitivity and complexity in estimating forfeitures. If an award is forfeited early in its life, the adjustment to compensation expense is much greater under an accelerated method than under a straight-line method. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including historical forfeiture experience. Additionally, we have stock-based compensation awards that are expected to settle in cash. These liability-classified awards are remeasured to fair value at the end of each reporting period until settlement or expiration.
Other Operating Expense (Income), Net
Other operating expense (income), net, consists primarily of the amortization of intangible assets and asset impairments.

Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Marketable equity securities valuation gains (losses)	$(13,870)	$984	$(1,278)
Equity warrant valuation gains (losses)	(2,132)	26	(192)
Upward adjustments relating to equity investments in private companies	76	40	49
Foreign currency gains (losses)	(340)	65	(408)
Other, net	(540)	(177)	(421)
Total other income (expense), net	$(16,806)	$938	$(2,250)
Included in other income (expense), net in 2022, 2023, and 2024 is a marketable equity securities valuation gain (loss) of $(12.7) billion, $797 million, and $(1.6) billion from our equity investment in Rivian Automotive, Inc. (“Rivian”). Our investment in Rivian’s preferred stock was accounted for at cost, with adjustments for observable changes in prices or impairments, prior to Rivian’s initial public offering in November 2021, which resulted in the conversion of our preferred stock to Class A common stock. As of December 31, 2024, we held 158 million shares of Rivian’s Class A common stock, representing an approximate 14% ownership interest, and an approximate 13% voting interest. We determined that we have the ability to exercise significant influence over Rivian through our equity investment, our commercial arrangement for the purchase of electric vehicles and jointly-owned intellectual property, and one of our employees serving on Rivian’s board of directors. We elected the fair value option to account for our equity investment in Rivian, which is included in “Marketable securities” on our consolidated balance sheets, and had a fair value of $3.7 billion and $2.1 billion as of December 31, 2023 and December 31, 2024. The investment was subject to regulatory sales restrictions resulting in a discount for lack of marketability of approximately $800 million as of December 31, 2021, which expired in Q1 2022.
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $3.0 billion as of December 31, 2023 and 2024.
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
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and prepaid expenses and other current assets. As of December 31, 2023 and 2024, customer receivables, net, were $34.1 billion and $34.3 billion, vendor receivables, net, were $8.5 billion and $11.6 billion, and other receivables, net, were $4.3 billion and $3.4 billion. Prepaid expenses and other current assets, which include amounts related to non-income taxes and satellite network launch services deposits, were $5.4 billion and $6.3 billion as of December 31, 2023 and December 31, 2024. We currently expense satellite network launch services deposits upon launch to “Technology and infrastructure.”
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $1.4 billion, $1.7 billion, and $2.0 billion as of December 31, 2022, 2023, and 2024. Additions to the allowance were $1.6 billion, $1.9 billion, and $1.9 billion, and deductions to the allowance were $1.3 billion, $1.6 billion, and $1.6 billion in 2022, 2023, and 2024.
Software Development Costs
We incur software development costs related to products to be sold, leased, or marketed to external users, internal-use software, and our websites. Software development costs capitalized were not significant for the years presented. All other costs, including those related to design or maintenance, are expensed as incurred.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Incentives that we receive from property and equipment vendors are recorded as a reduction to our costs. Property includes buildings and land that we own, along with property we have acquired under build-to-suit lease arrangements when we have control over the building during the construction period and finance lease arrangements. Equipment includes assets such as servers and networking equipment, heavy equipment, and other fulfillment equipment. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets (generally the lesser of 40 years or the remaining life of the underlying building, five years prior to January 1, 2024 and six years subsequent to January 1, 2024 for our servers, six years for our networking equipment, ten years for heavy equipment, and three to ten years for other fulfillment equipment). Depreciation and amortization expense is classified within the corresponding operating expense categories on our consolidated statements of operations.
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
We completed the required annual impairment test of goodwill for all reporting units and indefinite-lived intangible assets as of April 1, 2024, resulting in no impairments. The fair value of our reporting units substantially exceeded their carrying value. There were no events that caused us to update our annual impairment test. See “Note 5 — Acquisitions, Goodwill, and Acquired Intangible Assets.”

Other Assets
Included in “Other assets” on our consolidated balance sheets are amounts primarily related to video and music content, net of accumulated amortization; long-term deferred tax assets; acquired intangible assets, net of accumulated amortization; convertible notes and certain equity investments; satellite network launch services deposits; and affordable housing loans. We recognize certain transactions with governments when there is reasonable assurance that incentives included in the agreements, such as cash or certain tax credits, will be received and we are able to comply with any related conditions. These incentives are recorded as reductions to the cost of related assets or expenses.
Digital Video and Music Content
We obtain video content, inclusive of episodic television and movies, and music content for customers through licensing agreements that have a wide range of licensing provisions including both fixed and variable payment schedules. When the license fee for a specific video or music title is determinable or reasonably estimable and the content is available to us, we recognize an asset and a corresponding liability for the amounts owed. We reduce the liability as payments are made and we amortize the asset to “Cost of sales” on an accelerated basis, based on estimated usage or viewing patterns, or on a straight-line basis. If the licensing fee is not determinable or reasonably estimable, no asset or liability is recorded and licensing costs are expensed as incurred. We also develop original video content for which the production costs are capitalized and amortized to “Cost of sales” predominantly on an accelerated basis that follows the estimated viewing patterns associated with the content. The weighted average remaining life of our capitalized video content is 3.1 years. We review usage and viewing patterns impacting the amortization of capitalized video content on an ongoing basis and reflect any changes prospectively.
Our produced and licensed video content is primarily monetized together as a unit, referred to as a film group, in each major geography where we offer Amazon Prime memberships. These film groups are evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The total capitalized costs of video, which is primarily released content, and music as of December 31, 2023 and 2024 were $17.4 billion and $19.6 billion. Total video and music expense was $18.9 billion and $20.4 billion for the year ended December 31, 2023 and 2024. Total video and music expense includes licensing and production costs associated with content offered within Amazon Prime memberships, and costs associated with digital subscriptions and sold or rented content.
Cash Equivalents and Marketable Securities
We generally invest our excess cash in investment grade short- to intermediate-term marketable debt securities and AAA-rated money market funds. Such investments are included in “Cash and cash equivalents” or “Marketable securities” on the accompanying consolidated balance sheets.
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
Non-Marketable Investments
Notes that are convertible to equity classified as available-for-sale are reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss).” Credit losses, if any, are recorded as an allowance through “Other income (expense), net” on our consolidated statements of operations. Upon conversion, the amount of the notes reported at fair value are reclassified generally from available-for-sale to equity investments accounted for at cost, with any associated unrealized gain or loss reclassified from “Accumulated other comprehensive income (loss)” to “Other income (expense), net” on our consolidated statements of operations.
In Q3 2023, we invested in a $1.25 billion note from Anthropic, PBC, which is convertible to equity. In Q1 2024, we invested $2.75 billion in a second convertible note. In Q4 2024, we entered into an agreement and invested $1.3 billion in a third convertible note, and will invest an additional $2.7 billion by Q4 2025. The notes are classified as available-for-sale and are classified as Level 3 assets, and as of December 31, 2024 had an estimated fair value of approximately $13.8 billion. In making these estimates, we utilized valuation methods based on information available, including the rights and obligations of the convertible notes, other outstanding classes of securities, observable transactions such as new securities offerings, estimates of expected time to and type of liquidity events and anticipated securities offerings, and discounts for lack of marketability. Subsequent to December 31, 2024, a portion of the notes were converted to nonvoting preferred stock. As a result of this conversion, a significant portion of the unrealized gain associated with the notes as of December 31, 2024 was reclassified and a gain will be recorded in “Other income (expense), net” in our Q1 2025 consolidated statement of operations. We also have a commercial arrangement primarily for the provision of AWS cloud services, which includes the use of AWS chips.
Equity investments in private companies for which we do not have the ability to exercise significant influence are accounted for at cost, with adjustments for observable changes in prices or impairments recognized in “Other income (expense), net” on our consolidated statements of operations. Each reporting period, we perform a qualitative assessment to evaluate whether the investment is impaired. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, we write it down to its estimated fair value. As of December 31, 2023 and 2024, these investments had a carrying value of $754 million and $989 million.
Equity investments where we can exercise significant influence, but not control, over an investee are accounted for using the equity method of accounting, or at fair value if we elect the fair value option. Our share of the earnings or losses as reported by equity-method investees, amortization of basis differences, related gains or losses, and impairments, if any, are recognized in “Equity-method investment activity, net of tax” on our consolidated statements of operations. Each reporting period, we evaluate whether declines in fair value below carrying value are other-than-temporary and if so, we write down the investment to its estimated fair value. As of December 31, 2023 and 2024, these investments had a carrying value of $614 million and $1.2 billion.
As of December 31, 2023 and 2024, equity warrants measured at fair value were $2.2 billion and $2.7 billion, with changes recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
These non-marketable investments are included within “Other assets” on our consolidated balance sheets.
Certain of our investments represent a variable interest in an entity. We do not consolidate the entities in which we hold these investments because we are not the primary beneficiary.
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
For long-lived assets used in operations, including lease assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2023 and 2024.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are liabilities primarily related to tax-related liabilities, leases and asset retirement obligations, self-insurance liabilities, payroll and related expenses, current debt, unredeemed gift cards, customer liabilities, marketing liabilities, acquired digital media content, and other operating expenses.
As of December 31, 2023 and 2024, our liabilities for payroll related expenses were $7.7 billion and $7.5 billion and our liabilities for unredeemed gift cards were $5.3 billion and $5.4 billion. We reduce the liability for a gift card when redeemed by a customer. The portion of gift cards that we do not expect to be redeemed is recognized based on customer usage patterns.
Self-Insurance Liabilities
Although we maintain certain high-deductible, third-party insurance coverage for catastrophic losses, we effectively self-insure for exposure primarily related to workers’ compensation, employee healthcare benefits, general and product liability, and automobile liability, including liability resulting from third-party transportation service providers. We estimate self-insurance liabilities by considering historical claims experience, frequency and costs of claims, projected claims development, inflation, and other actuarial assumptions. Changes in the number or costs of claims, healthcare costs, judgment and settlement amounts, associated legal expenses, and other factors could cause actual results to differ materially from these estimates. In the fourth quarter of 2022, we increased our reserves for general, product, and automobile liabilities by $1.3 billion primarily driven by changes in our estimates about the costs of asserted and unasserted claims, which was primarily recorded in “Cost of sales” on our consolidated statements of operations and impacted our North America segment. Increases to our reserves driven by changes in estimates were not material to our consolidated results of operations for the years ended December 31, 2023 and 2024. As of December 31, 2023 and 2024, our total self-insurance liabilities were $6.3 billion and $8.5 billion and are included in “Accrued expenses and other” on our consolidated balance sheets.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2023 was $20.9 billion, of which $14.2 billion was recognized as revenue during the year ended December 31, 2024 and our total unearned revenue as of December 31, 2024 was $24.6 billion. Included in “Other long-term liabilities” on our consolidated balance sheets was $5.7 billion and $6.5 billion of unearned revenue as of December 31, 2023 and 2024.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were approximately $177 billion as of December 31, 2024. The weighted average remaining life of our long-term contracts is 4.1 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
Other Long-Term Liabilities
Included in “Other long-term liabilities” on our consolidated balance sheets are liabilities primarily related to financing obligations, unearned revenue, asset retirement obligations, tax contingencies, deferred tax liabilities, and digital video and music content.
Foreign Currency
We have internationally-focused stores for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these stores is generally the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded gains (losses) of $386 million, $(329) million, and $413 million in 2022, 2023, and 2024.
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We expect to adopt the ASU on a retroactive basis.
In November 2024, the FASB issued an ASU amending existing income statement disclosure guidance, primarily requiring more detailed disclosure for expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments can be applied on either a prospective or retroactive basis. We are currently evaluating the ASU to determine its impact on our disclosures.

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2023 and 2024, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$11,706	$—	$—	$11,706
Level 1 securities:
Money market funds	39,160	—	—	39,160
Equity securities (1)				4,658
Level 2 securities:
Foreign government and agency securities	505	—	—	505
U.S. government and agency securities	1,789	1	(91)	1,699
Corporate debt securities	27,996	—	(191)	27,805
Asset-backed securities	1,707	—	(61)	1,646
Other debt securities	108	—	(4)	104
	$82,971	$1	$(347)	$87,283
Less: Restricted cash, cash equivalents, and marketable securities (2)				(503)
Total cash, cash equivalents, and marketable securities				$86,780

	December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$17,055	$—	$—	$17,055
Level 1 securities:
Money market funds	28,282	—	—	28,282
Equity securities (1)				3,318
Level 2 securities:
Foreign government and agency securities	177	—	—	177
U.S. government and agency securities	3,452	1	(52)	3,401
Corporate debt securities	50,959	3	(50)	50,912
Asset-backed securities	1,539	2	(18)	1,523
Other debt securities	68	—	(1)	67
	$101,532	$6	$(121)	$104,735
Less: Restricted cash, cash equivalents, and marketable securities (2)				(3,533)
Total cash, cash equivalents, and marketable securities				$101,202
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $(13.6) billion, $1.0 billion, and $(1.3) billion for the years ended December 31, 2022, 2023, and 2024.
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
The following table summarizes gross gains and gross losses realized on sales of marketable debt securities (in millions):

	Year Ended December 31,
	2022	2023	2024
Realized gains	$43	$2	$3
Realized losses	341	67	10
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of December 31, 2024 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$78,065	$78,046
Due after one year through five years	5,023	4,969
Due after five years through ten years	560	553
Due after ten years	829	794
Total	$84,477	$84,362
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

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2023	December 31, 2024
Cash and cash equivalents	$73,387	$78,779
Restricted cash included in accounts receivable, net and other	497	247
Restricted cash included in other assets	6	3,286
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$73,890	$82,312
Note 3 — PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2023	2024
Gross property and equipment (1):
Land and buildings	$105,293	$123,039
Equipment	185,039	218,893
Other assets	5,116	5,487
Construction in progress	28,840	46,636
Gross property and equipment	324,288	394,055
Total accumulated depreciation and amortization (1)	120,111	141,390
Total property and equipment, net	$204,177	$252,665
__________________
(1)Includes the original cost and accumulated depreciation of fully-depreciated assets.
Depreciation and amortization expense on property and equipment was $24.9 billion, $30.2 billion, and $32.1 billion which includes amortization of property and equipment acquired under finance leases of $6.1 billion, $5.9 billion, and $3.9 billion for 2022, 2023, and 2024.

Note 4 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, data center, office, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $62.5 billion and $56.5 billion as of December 31, 2023 and 2024. Accumulated amortization associated with finance leases was $44.7 billion and $41.8 billion as of December 31, 2023 and 2024.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Operating lease cost	$8,847	$10,550	$11,961
Finance lease cost:
Amortization of lease assets	6,097	5,899	3,866
Interest on lease liabilities	361	304	285
Finance lease cost	6,458	6,203	4,151
Variable lease cost	1,852	2,165	2,465
Total lease cost	$17,157	$18,918	$18,577
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2023	December 31, 2024

Weighted-average remaining lease term – operating leases	11.3 years	10.6 years
Weighted-average remaining lease term – finance leases	11.9 years	11.9 years
Weighted-average discount rate – operating leases	3.3%	3.5%
Weighted-average discount rate – finance leases	2.7%	3.0%
Our lease liabilities were as follows (in millions):

	December 31, 2023
	Operating Leases	Finance Leases	Total

Gross lease liabilities	$90,777	$14,106	$104,883
Less: imputed interest	(15,138)	(1,997)	(17,135)
Present value of lease liabilities	75,639	12,109	87,748
Less: current portion of lease liabilities	(8,419)	(2,032)	(10,451)
Total long-term lease liabilities	$67,220	$10,077	$77,297

	December 31, 2024
	Operating Leases	Finance Leases	Total

Gross lease liabilities	$95,294	$12,520	$107,814
Less: imputed interest	(15,698)	(1,918)	(17,616)
Present value of lease liabilities	79,596	10,602	90,198
Less: current portion of lease liabilities	(10,546)	(1,375)	(11,921)
Total long-term lease liabilities	$69,050	$9,227	$78,277

Note 5 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2022 Acquisition Activity
On March 17, 2022, we acquired MGM Holdings Inc., for cash consideration of approximately $6.1 billion, net of cash acquired, to provide more digital media content options for customers. We also assumed $2.5 billion of debt, which we repaid immediately after closing. The acquired assets primarily consist of $3.4 billion of video content and $4.9 billion of goodwill.
During 2022, we also completed acquisition activity for aggregate cash consideration of $141 million, net of cash acquired.
2023 Acquisition Activity
On February 22, 2023, we acquired 1Life Healthcare, Inc. (One Medical), for cash consideration of approximately $3.5 billion, net of cash acquired, to provide healthcare options for customers. The acquired assets primarily consist of $1.3 billion of intangible assets and $2.5 billion of goodwill, which is allocated to our North America segment.
During 2023, we also completed acquisition activity for immaterial aggregate cash consideration, net of cash acquired.
2024 Acquisition Activity
During 2024, we completed acquisition activity for aggregate cash consideration of $780 million, net of cash acquired.
The primary reasons for these transactions were to acquire technologies and know-how to enable Amazon to serve customers more effectively or to expand our customer base.
Pro forma results of operations have not been presented because the effects of the 2024 transactions, individually and in the aggregate, were not material to our consolidated results of operations. Transaction-related costs were expensed as incurred and were not significant.
Goodwill
The goodwill resulting from the acquisition activity is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill resulting from the acquisition activity is generally not deductible for tax purposes. The following summarizes our goodwill activity in 2023 and 2024 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2023	$16,621	$2,411	$1,256	$20,288
Acquisition activity	2,494	—	—	2,494
Other adjustments (1)	11	1	(5)	7
Goodwill - December 31, 2023	19,126	2,412	1,251	22,789
Acquisition activity	191	77	52	320
Other adjustments (1)	(28)	(4)	(3)	(35)
Goodwill - December 31, 2024	$19,289	$2,485	$1,300	$23,074
 ___________________
(1)Primarily includes changes in foreign exchange rates.

Intangible Assets
Acquired identifiable intangible assets are valued primarily by using discounted cash flows. These assets are included within “Other assets” on our consolidated balance sheets and consist of the following (in millions):

	December 31,
	2023			2024
	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Weighted Average Life Remaining
Finite-lived intangible assets (2):
Marketing-related	$2,643	$(738)	$1,905	$2,629	$(860)	$1,769	16.8
Contract-based	4,800	(1,129)	3,671	5,767	(1,541)	4,226	10.9
Technology- and content-based	743	(340)	403	1,246	(284)	962	3.2
Customer-related	749	(188)	561	764	(282)	482	5.7
Total finite-lived intangible assets	$8,935	$(2,395)	$6,540	$10,406	$(2,967)	$7,439	11.0
IPR&D and other (3)	$1,147		$1,147	$1,163		$1,163
Total acquired intangibles	$10,082	$(2,395)	$7,687	$11,569	$(2,967)	$8,602
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
Amortization expense for acquired finite-lived intangibles was $604 million, $706 million, and $838 million in 2022, 2023, and 2024. Expected future amortization expense of acquired finite-lived intangible assets as of December 31, 2024 is as follows (in millions):

Year Ended December 31,
2025	$994
2026	918
2027	796
2028	632
2029	615
Thereafter	3,484
$7,439

Note 6 — DEBT
As of December 31, 2024, we had $58.0 billion of unsecured senior notes outstanding (the “Notes”). Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2023	December 31, 2024
2014 Notes issuance of $6.0 billion	2034 - 2044	4.80% - 4.95%	4.93% - 5.12%	4,000	2,750
2017 Notes issuance of $17.0 billion	2025 - 2057	3.15% - 5.20%	3.02% - 4.33%	15,000	13,000
2020 Notes issuance of $10.0 billion	2025 - 2060	0.80% - 2.70%	0.88% - 2.77%	9,000	9,000
2021 Notes issuance of $18.5 billion	2026 - 2061	1.00% - 3.25%	1.14% - 3.31%	17,500	15,000
April 2022 Notes issuance of $12.8 billion	2025 - 2062	3.00% - 4.10%	3.13% - 4.15%	12,750	11,250
December 2022 Notes issuance of $8.3 billion	2025 - 2032	4.55% - 4.70%	4.61% - 4.74%	8,250	7,000
Credit Facility				682	—
Total face value of long-term debt				67,182	58,000
Unamortized discount and issuance costs, net				(374)	(360)
Less: current portion of long-term debt				(8,494)	(5,017)
Long-term debt				$58,314	$52,623
___________________
(1)The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, and December 2022 Notes were 15.4, 15.2, 16.5, 14.2, 12.8, and 4.6 years as of December 31, 2024. The combined weighted-average remaining life of the Notes was 13.4 years as of December 31, 2024.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $60.6 billion and $50.2 billion as of December 31, 2023 and 2024, which is based on quoted prices for our debt as of those dates.
As of September 30, 2024, we had repaid outstanding borrowings and terminated the secured revolving credit facility with a lender that was secured by certain seller receivables (the “Credit Facility”). The Credit Facility bore interest based on the daily Secured Overnight Financing Rate plus 1.25%, and had a commitment fee of up to 0.45% on the undrawn portion. There were $682 million of borrowings outstanding under the Credit Facility as of December 31, 2023, which had an interest rate of 6.6%. As of December 31, 2023, we had pledged $806 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which was based on Level 2 inputs, approximated its carrying value as of December 31, 2023.
As of December 31, 2024, future principal payments for our total long-term debt were as follows (in millions):

Year Ended December 31,
2025	$5,000
2026	2,750
2027	8,750
2028	2,250
2029	3,000
Thereafter	36,250
$58,000
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
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Programs as of December 31, 2023 and 2024. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We have a $15.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), with a term that extends to November 2028 and may be extended for one or more additional one-year terms subject to approval by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2023 and 2024.
In October 2024, we entered into a $5.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “Short-Term Credit Agreement”), which replaced the prior 364-day revolving credit agreement entered into in November 2023. The Short-Term Credit Agreement matures in October 2025 and may be extended for one additional period of 364 days subject to approval by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion. There were no borrowings outstanding under the Short-Term Credit Agreement or the prior 364-day revolving credit agreement as of December 31, 2023 and 2024.
We also utilize other short-term credit facilities for working capital purposes. There were $147 million and $151 million of borrowings outstanding under these facilities as of December 31, 2023 and 2024, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $8.3 billion of unused letters of credit as of December 31, 2024.
Note 7 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of December 31, 2024 (in millions):

	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt principal and interest	$6,858	$4,458	$10,404	$3,644	$4,344	$55,831	$85,539
Operating lease liabilities	12,002	11,023	10,087	9,205	8,534	44,443	95,294
Finance lease liabilities, including interest	1,491	1,495	1,317	1,114	1,022	6,081	12,520
Financing obligations, including interest (1)	511	515	523	531	540	6,397	9,017
Leases not yet commenced	2,695	3,691	5,011	4,253	4,286	41,691	61,627
Unconditional purchase obligations (2)	8,536	7,941	5,413	4,321	3,868	20,296	50,375
Other commitments (3)	2,739	1,470	1,016	923	1,025	11,456	18,629
Total commitments	$34,832	$30,593	$33,771	$23,991	$23,619	$186,195	$333,001
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $271 million and $312 million are recorded within “Accrued expenses and other” and $6.6 billion and $7.1 billion are recorded within “Other long-term liabilities” as of December 31, 2023 and 2024. The weighted-average remaining term of the financing obligations was 17.0 years and 16.1 years and the weighted-average imputed interest rate was 3.1% as of December 31, 2023 and 2024.
(2)Includes unconditional purchase obligations related to long-term agreements to acquire and license digital media content, procure energy, and license software that are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities and/or pricing as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified. Energy agreements based on actual generation without a fixed or minimum volume commitment are not included. Our energy agreements generally provide the right to receive energy certificates for no additional consideration.
(3)Includes asset retirement obligations, the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction, and liabilities associated with digital media content agreements with initial terms greater than one year. Excludes approximately $6.5 billion of income tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Suppliers
During 2024, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.
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
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.6 billion, 10.8 billion, and 10.9 billion, as of December 31, 2022, 2023, and 2024. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration. We repurchased 46.2 million shares of our common stock for $6.0 billion in 2022. There were no repurchases of common stock in 2023 or 2024. As of December 31, 2024, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years. The majority of restricted stock unit awards are granted at the date of hire or in Q2 as part of the annual compensation review and primarily vest semi-annually in Q2 and Q4 of the relevant compensation year.
Stock Award Activity
Stock-based compensation expense is as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Cost of sales	$757	$836	$838
Fulfillment	2,745	3,090	2,973
Technology and infrastructure	10,621	13,434	12,150
Sales and marketing	3,875	4,623	4,084
General and administrative	1,623	2,040	1,966
Total stock-based compensation expense (1)	$19,621	$24,023	$22,011
___________________
(1)The related tax benefits were $4.3 billion, $5.4 billion, and $5.0 billion for 2022, 2023, and 2024.

The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2022	279.9	$134
Units granted	262.8	142
Units vested	(113.3)	114
Units forfeited	(45.0)	143
Outstanding as of December 31, 2022	384.4	144
Units granted	218.1	106
Units vested	(139.9)	143
Units forfeited	(56.8)	135
Outstanding as of December 31, 2023	405.8	125
Units granted	126.9	183
Units vested	(209.7)	132
Units forfeited	(39.9)	133
Outstanding as of December 31, 2024	283.1	145
Scheduled vesting for outstanding restricted stock units as of December 31, 2024, is as follows (in millions):

	Year Ended
	2025	2026	2027	2028	2029	Thereafter	Total
Scheduled vesting — restricted stock units	146.0	88.5	34.3	11.5	1.4	1.4	283.1
As of December 31, 2024, there was $16.2 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.0 year. The estimated forfeiture rate as of December 31, 2022, 2023, and 2024 was 26.5%, 26.1%, and 25.6%.
During 2022, 2023, and 2024, the fair value of restricted stock units that vested was $12.8 billion, $17.6 billion, and $39.6 billion.
Common Stock Available for Future Issuance
As of December 31, 2024, common stock available for future issuance to employees is 1.5 billion shares.
Note 9 — INCOME TAXES
In 2022, 2023, and 2024, we recorded a net tax provision (benefit) of $(3.2) billion, $7.1 billion, and $9.3 billion. Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. Cash paid for income taxes, net of refunds, was $6.0 billion, $11.2 billion, and $12.3 billion for 2022, 2023, and 2024.
Certain foreign subsidiary earnings and losses are subject to current U.S. taxation and the subsequent repatriation of those earnings is not subject to tax in the U.S. The U.S. tax rules also provide for enhanced accelerated depreciation deductions by allowing us to expense a portion of qualified property, primarily equipment. These enhanced deductions are scheduled to phase out annually from 2023 through 2026. Our federal tax provision included accelerated depreciation deductions for 2022, 2023, and 2024. Effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes.

The components of the provision (benefit) for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
U.S. Federal:
Current	$2,175	$8,652	$9,039
Deferred	(6,686)	(5,505)	(4,101)
Total	(4,511)	3,147	4,938
U.S. State:
Current	1,074	2,158	2,109
Deferred	(1,302)	(498)	(453)
Total	(228)	1,660	1,656
International:
Current	1,682	2,186	2,765
Deferred	(160)	127	(94)
Total	1,522	2,313	2,671
Provision (benefit) for income taxes, net	$(3,217)	$7,120	$9,265
U.S. and international components of income (loss) before income taxes are as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
U.S.	$(8,225)	$32,328	$61,947
International	2,289	5,229	6,667
Income (loss) before income taxes	$(5,936)	$37,557	$68,614
The items accounting for differences between income taxes computed at the federal statutory rate and the provision (benefit) recorded for income taxes are as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Income taxes computed at the federal statutory rate	$(1,246)	$7,887	$14,409
Effect of:
Tax impact of foreign earnings and losses	(370)	594	199
State taxes, net of federal benefits	(173)	1,307	1,306
Tax credits	(1,006)	(2,362)	(2,805)
Stock-based compensation (1)	612	1,047	(1,688)
Foreign income deduction (2)	(1,258)	(1,429)	(2,379)
Other, net	224	76	223
Total	$(3,217)	$7,120	$9,265
___________________
(1)Includes non-deductible stock-based compensation and excess tax benefits or shortfalls from stock-based compensation. Our tax provision includes $33 million and $519 million of tax shortfalls from stock-based compensation for 2022 and 2023, and $2.8 billion of excess tax benefits from stock-based compensation for 2024.
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
Our provision for income taxes in 2024 was higher than in 2023 primarily due to an increase in pretax income, partially offset by an increase in excess tax benefits from stock-based compensation and an increase in our foreign income deduction.

We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2023	2024
Deferred tax assets (1):
Loss carryforwards U.S. - Federal/States	$610	$692
Loss carryforwards - Foreign	2,796	2,687
Accrued liabilities, reserves, and other expenses	3,751	4,254
Stock-based compensation	5,279	4,089
Depreciation and amortization	1,114	1,133
Operating lease liabilities	19,922	20,921
Capitalized research and development	14,800	22,701
Other items	745	1,688
Tax credits	1,582	1,773
Total gross deferred tax assets	50,599	59,938
Less valuation allowances (2)	(4,811)	(4,893)
Deferred tax assets, net of valuation allowances	45,788	55,045
Deferred tax liabilities:
Depreciation and amortization	(12,454)	(16,240)
Operating lease assets	(18,648)	(19,517)
Other items	(1,489)	(3,323)
Net deferred tax assets (liabilities), net of valuation allowances	$13,197	$15,965
 ___________________
(1)Deferred tax assets are presented after tax effects and net of tax contingencies.
(2)Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions or future capital gains, as well as tax credits.
Our valuation allowances primarily relate to foreign deferred tax assets, including substantially all of our foreign net operating loss carryforwards as of December 31, 2024. Our foreign net operating loss carryforwards for income tax purposes as of December 31, 2024 were approximately $9.9 billion before tax effects and certain of these amounts are subject to annual limitations under applicable tax law. If not utilized, a portion of these losses will begin to expire in 2025.
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

The reconciliation of our income tax contingencies is as follows (in millions):

	December 31,
	2022	2023	2024
Gross tax contingencies – January 1	$3,242	$4,002	$5,228
Gross increases to tax positions in prior periods	274	440	154
Gross decreases to tax positions in prior periods	(172)	(38)	(129)
Gross increases to current period tax positions	706	1,009	1,392
Settlements with tax authorities	(20)	(106)	(9)
Lapse of statute of limitations	(28)	(79)	(151)
Gross tax contingencies – December 31 (1)	$4,002	$5,228	$6,485
 ___________________
(1)As of December 31, 2024, we had approximately $6.5 billion of income tax contingencies of which $4.4 billion, if fully recognized, would decrease our effective tax rate.
As of December 31, 2023 and 2024, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $194 million and $316 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2022, 2023, and 2024 were $(7) million, $91 million, and $121 million.
We are under examination, or may be subject to examination, by the Internal Revenue Service for the calendar year 2016 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods.
We are also subject to taxation in various states and foreign jurisdictions including China, France, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2011 and thereafter. We are currently disputing tax assessments in multiple jurisdictions, including with respect to the allocation and characterization of income.
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
Note 10 — SEGMENT INFORMATION
We have organized our operations into three segments: North America, International, and AWS. We allocate to segment results the operating expenses “Fulfillment,” “Technology and infrastructure,” “Sales and marketing,” and “General and administrative” based on usage, which is generally reflected in the segment in which the costs are incurred. The majority of technology costs recorded in “Technology and infrastructure” are incurred in the U.S. and are included in our North America and AWS segments. The majority of infrastructure costs recorded in “Technology and infrastructure” are allocated to the AWS segment based on usage. There are no internal revenue transactions between our reportable segments. Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer. Our CODM regularly reviews consolidated net sales, consolidated operating expenses, and consolidated operating income (loss) by segment. Amounts included in consolidated operating expenses include “Cost of sales,” “Fulfillment,” “Technology and infrastructure,” “Sales and marketing,” “General and administrative,” and “Other operating expense (income), net.” Our CODM manages our business primarily by reviewing consolidated results by segment on a quarterly basis, and using those results along with forecasts and other non-financial information in our annual budgeting process.

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
Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
North America
Net sales	$315,880	$352,828	$387,497
Operating expenses	318,727	337,951	362,530
Operating income (loss)	$(2,847)	$14,877	$24,967
International
Net sales	$118,007	$131,200	$142,906
Operating expenses	125,753	133,856	139,114
Operating income (loss)	$(7,746)	$(2,656)	$3,792
AWS
Net sales	$80,096	$90,757	$107,556
Operating expenses	57,255	66,126	67,722
Operating income	$22,841	$24,631	$39,834
Consolidated
Net sales	$513,983	$574,785	$637,959
Operating expenses	501,735	537,933	569,366
Operating income	12,248	36,852	68,593
Total non-operating income (expense)	(18,184)	705	21
Benefit (provision) for income taxes	3,217	(7,120)	(9,265)
Equity-method investment activity, net of tax	(3)	(12)	(101)
Net income (loss)	$(2,722)	$30,425	$59,248

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Net Sales:
Online stores (1)	$220,004	$231,872	$247,029
Physical stores (2)	18,963	20,030	21,215
Third-party seller services (3)	117,716	140,053	156,146
Advertising services (4)	37,739	46,906	56,214
Subscription services (5)	35,218	40,209	44,374
AWS	80,096	90,757	107,556
Other (6)	4,247	4,958	5,425
Consolidated	$513,983	$574,785	$637,959
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
(6)Includes sales related to various other offerings, such as healthcare services, certain licensing and distribution of video content, and shipping services, and our co-branded credit card agreements.
Net sales are attributed to countries primarily based on country-focused online and physical stores or, for AWS purposes, the selling entity. Net sales attributed to countries that represent a significant portion of consolidated net sales are as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
United States	$356,113	$395,637	$438,015
Germany	33,598	37,588	40,856
United Kingdom	30,074	33,591	37,855
Japan	24,396	26,002	27,401
Rest of world	69,802	81,967	93,832
Consolidated	$513,983	$574,785	$637,959

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

	December 31,
	2022	2023	2024
North America (1)	$185,268	$196,029	$210,120
International (1)	64,666	69,718	69,487
AWS (2)	88,491	108,533	155,953
Corporate	124,250	153,574	189,334
Consolidated	$462,675	$527,854	$624,894
___________________
(1)North America and International segment assets primarily consist of property and equipment, operating leases, inventory, accounts receivable, and digital video and music content.
(2)AWS segment assets primarily consist of property and equipment, accounts receivable, and operating leases.
Property and equipment, net by segment is as follows (in millions):

	December 31,
	2022	2023	2024
North America	$90,076	$93,632	$103,041
International	23,347	24,357	25,618
AWS	60,324	72,701	110,683
Corporate	12,968	13,487	13,323
Consolidated	$186,715	$204,177	$252,665
Total net additions to property and equipment include technology infrastructure assets, which are allocated among the segments based on usage, with the majority allocated to the AWS segment. Total net additions to property and equipment include the effect of non-cash activity such as property and equipment acquired but not yet paid for. Total net additions to property and equipment are as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
North America (1)	$23,682	$17,529	$24,348
International (1)	6,711	4,144	6,643
AWS (2)	27,755	24,843	53,267
Corporate	2,688	1,828	1,494
Consolidated	$60,836	$48,344	$85,752
___________________
(1)Includes property and equipment added under finance leases of $422 million, $525 million, and $616 million in 2022, 2023, and 2024, and under build-to-suit lease arrangements of $3.2 billion, $356 million, and $89 million in 2022, 2023, and 2024.
(2)Includes property and equipment added under finance leases of $253 million, $117 million, and $238 million in 2022, 2023, and 2024, and under build-to-suit lease arrangements of $20 million, $1 million, and $8 million in 2022, 2023, and 2024.
U.S. property and equipment, net and operating leases were $180.0 billion, $196.0 billion, and $241.6 billion, as of December 31, 2022, 2023, and 2024, and non-U.S. property and equipment, net and operating leases were $72.9 billion, $80.7 billion, and $87.2 billion as of December 31, 2022, 2023, and 2024. Except for the U.S., property and equipment, net and operating leases in any single country were less than 10% of consolidated property and equipment, net and operating leases.

Depreciation and amortization expense on property and equipment, including corporate property and equipment, are allocated to all segments based on usage. Total depreciation and amortization expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
North America	$11,565	$13,678	$14,285
International	3,483	4,016	4,462
AWS	9,876	12,531	13,320
Consolidated	$24,924	$30,225	$32,067

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control Over Financial Reporting
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amazon.com, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 6, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Seattle, Washington
February 6, 2025

Item 9B.	Other Information
On November 7, 2024, Douglas Herrington, CEO Worldwide Amazon Stores, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 158,970 shares of Amazon.com, Inc. common stock over a period ending on December 31, 2025, subject to certain conditions.
On November 7, 2024, Shelley Reynolds, Vice President, Worldwide Controller, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 16,938 shares of Amazon.com, Inc. common stock over a period ending on November 29, 2025, subject to certain conditions.
On November 11, 2024, Brian Olsavsky, Senior Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 32,370 shares of Amazon.com, Inc. common stock over a period ending on May 30, 2025, subject to certain conditions.
On November 12, 2024, David Zapolsky, Senior Vice President, Global Public Policy and General Counsel, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 87,070 shares of Amazon.com, Inc. common stock over a period ending on December 31, 2025, subject to certain conditions.
On November 18, 2024, Andrew Jassy, President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 80,400 shares of Amazon.com, Inc. common stock over a period ending on December 31, 2025, subject to certain conditions.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Information About Our Executive Officers.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics, insider trading policies and procedures, and, to the extent applicable, compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at amazon.com/ir.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2024
Consolidated Statements of Operations for each of the three years ended December 31, 2024
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2024
Consolidated Balance Sheets as of December 31, 2023 and 2024
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2024
Notes to Consolidated Financial Statements
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

10.4†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.5†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.6†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001).

10.7†	Form of Global Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2023).

10.8
Five-Year Revolving Credit Agreement, dated as of November 1, 2023, among Amazon.com, Inc., Citibank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 1, 2023).

10.9
364-Day Revolving Credit Agreement, dated as of October 30, 2024, among Amazon.com, Inc., Citibank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2024).

19.1	Amazon.com, Inc. Insider Trading Policy.

21.1	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

97.1	Amazon.com, Inc. Clawback Policy (incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 2023).

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
__________________
†    Executive Compensation Plan or Agreement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 6, 2025.

AMAZON.COM, INC.

By:	/s/ Andrew R. Jassy
Andrew R. Jassy
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 6, 2025.

Signature	Title

/s/ Andrew R. Jassy
Andrew R. Jassy	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Brian T. Olsavsky
Brian T. Olsavsky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelley L. Reynolds
Shelley L. Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/s/ Jeffrey P. Bezos
Jeffrey P. Bezos	Executive Chair

/s/ Keith B. Alexander
Keith B. Alexander	Director

/s/ Edith W. Cooper
Edith W. Cooper	Director

/s/ Jamie S. Gorelick
Jamie S. Gorelick	Director

/s/ Daniel P. Huttenlocher
Daniel P. Huttenlocher	Director

/s/ Andrew Y. Ng
Andrew Y. Ng	Director

/s/ Indra K. Nooyi
Indra K. Nooyi	Director

/s/ Jonathan J. Rubinstein
Jonathan J. Rubinstein	Director

/s/ Brad D. Smith
Brad D. Smith	Director

/s/ Patricia Q. Stonesifer
Patricia Q. Stonesifer	Director

/s/ Wendell P. Weeks
Wendell P. Weeks	Director