Form 10-Q
period 2025-03-31
AMAZON COM INC
filed 2025-05-02
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,616,352,407 shares of common stock, par value $0.01 per share, outstanding as of April 23, 2025

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2024	2025	2024	2025
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$73,890	$82,312	$49,734	$73,332
OPERATING ACTIVITIES:
Net income	10,431	17,127	37,684	65,944
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	11,684	14,262	49,224	55,373
Stock-based compensation	4,961	3,689	24,236	20,739
Non-operating expense (income), net	2,734	(2,817)	1,452	(3,539)
Deferred income taxes	(938)	507	(6,342)	(3,203)
Changes in operating assets and liabilities:
Inventories	1,776	(1,222)	2,854	(4,882)
Accounts receivable, net and other	3,684	1,247	(9,388)	(5,686)
Other assets	(2,701)	(3,402)	(11,763)	(15,184)
Accounts payable	(11,282)	(9,043)	5,455	5,211
Accrued expenses and other	(2,928)	(4,061)	407	(4,037)
Unearned revenue	1,568	728	5,328	3,167
Net cash provided by (used in) operating activities	18,989	17,015	99,147	113,903
INVESTING ACTIVITIES:
Purchases of property and equipment	(14,925)	(25,019)	(53,447)	(93,093)
Proceeds from property and equipment sales and incentives	990	764	4,449	5,115
Acquisitions, net of cash acquired, non-marketable investments, and other, net	(3,354)	48	(5,680)	(3,680)
Sales and maturities of marketable securities	1,392	7,737	5,904	22,748
Purchases of marketable securities	(1,965)	(13,333)	(3,115)	(37,373)
Net cash provided by (used in) investing activities	(17,862)	(29,803)	(51,889)	(106,283)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	338	1,815	5,687	6,619
Repayments of short-term debt, and other	(404)	(2,082)	(22,478)	(6,738)
Proceeds from long-term debt	—	746	—	746
Repayments of long-term debt	(330)	—	(2,620)	(8,852)
Principal repayments of finance leases	(770)	(410)	(3,774)	(1,683)
Principal repayments of financing obligations	(90)	(116)	(304)	(695)
Net cash provided by (used in) financing activities	(1,256)	(47)	(23,489)	(10,603)
Foreign currency effect on cash, cash equivalents, and restricted cash	(429)	416	(171)	(456)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(558)	(12,419)	23,598	(3,439)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$73,332	$69,893	$73,332	$69,893
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2025
Net product sales	$60,915	$63,970
Net service sales	82,398	91,697
Total net sales	143,313	155,667
Operating expenses:
Cost of sales	72,633	76,976
Fulfillment	22,317	24,593
Technology and infrastructure	20,424	22,994
Sales and marketing	9,662	9,763
General and administrative	2,742	2,628
Other operating expense (income), net	228	308
Total operating expenses	128,006	137,262
Operating income	15,307	18,405
Interest income	993	1,066
Interest expense	(644)	(541)
Other income (expense), net	(2,673)	2,749
Total non-operating income (expense)	(2,324)	3,274
Income before income taxes	12,983	21,679
Provision for income taxes	(2,467)	(4,553)
Equity-method investment activity, net of tax	(85)	1
Net income	$10,431	$17,127
Basic earnings per share	$1.00	$1.62
Diluted earnings per share	$0.98	$1.59
Weighted-average shares used in computation of earnings per share:
Basic	10,393	10,603
Diluted	10,670	10,793
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2025
Net income	$10,431	$17,127
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $30 and $(66)	(1,096)	1,535
Available-for-sale debt securities:
Change in net unrealized gains (losses), net of tax of $(158) and $(11)	536	37
Less: reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0 and $809	1	(2,454)
Net change	537	(2,417)
Other, net of tax of $(1) and $1	1	2
Total other comprehensive income (loss)	(558)	(880)
Comprehensive income	$9,873	$16,247
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2024	March 31, 2025
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,779	$66,207
Marketable securities	22,423	28,358
Inventories	34,214	35,864
Accounts receivable, net and other	55,451	54,216
Total current assets	190,867	184,645
Property and equipment, net	252,665	272,781
Operating leases	76,141	78,495
Goodwill	23,074	23,089
Other assets	82,147	84,246
Total assets	$624,894	$643,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,363	$89,241
Accrued expenses and other	66,965	66,331
Unearned revenue	18,103	20,599
Total current liabilities	179,431	176,171
Long-term lease liabilities	78,277	79,871
Long-term debt	52,623	53,374
Other long-term liabilities	28,593	27,973
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 11,108 and 11,128 shares issued; 10,593 and 10,613 shares outstanding)	111	111
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	120,864	124,514
Accumulated other comprehensive income (loss)	(34)	(914)
Retained earnings	172,866	189,993
Total stockholders’ equity	285,970	305,867
Total liabilities and stockholders’ equity	$624,894	$643,256
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2025 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2024 Annual Report on Form 10-K.
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc. and its consolidated entities (collectively, the “Company”), consisting of its wholly-owned subsidiaries and those entities in which we have a variable interest and of which we are the primary beneficiary, including certain entities in India and certain entities that support our healthcare services and production and distribution of video content. Intercompany balances and transactions between consolidated entities are eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, inventory valuation, collectability of receivables, impairment of property and equipment and operating leases, valuation and impairment of investments, self-insurance liabilities, viewing patterns of capitalized video content, and the determination of when to capitalize certain costs relating to new products or service offerings. Actual results could differ materially from these estimates. We review the useful lives of equipment on an ongoing basis.
Effective January 1, 2025 we changed our estimate of the useful lives of a subset of our servers and networking equipment from six years to five years. The shorter useful lives are due to the increased pace of technology development, particularly in the area of artificial intelligence and machine learning. The effect of this change in estimate for Q1 2025, based on servers and networking equipment that were included in “Property and equipment, net” as of December 31, 2024 and those acquired during the three months ended March 31, 2025, was an increase in depreciation and amortization expense of $217 million and a reduction in net income of $162 million, or $0.02 per basic share and $0.02 per diluted share, which primarily impacted our AWS segment.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2024	2025	2024	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$269	$236	$2,475	$1,825
Cash paid for operating leases	3,332	3,562	11,318	12,571
Cash paid for interest on finance leases	74	71	301	284
Cash paid for interest on financing obligations	64	55	201	210
Cash paid for income taxes, net of refunds	458	877	11,018	12,727
Assets acquired under operating leases	3,753	4,321	14,179	15,992
Property and equipment acquired under finance leases, net of remeasurements and modifications	42	54	676	866
Increase (decrease) in property and equipment acquired but not yet paid	411	3,108	801	9,736
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2024	2025
Shares used in computation of basic earnings per share	10,393	10,603
Total dilutive effect of outstanding stock awards	277	190
Shares used in computation of diluted earnings per share	10,670	10,793
Other Income (Expense), Net
Other income (expense), net is as follows (in millions):

	Three Months Ended March 31,
	2024	2025
Marketable equity securities valuation gains (losses)	$(2,126)	$(138)
Equity warrant valuation gains (losses)	(230)	(378)
Reclassification adjustment for gains (losses) on available-for-sale debt securities	(1)	3,263
Upward adjustments relating to equity investments in private companies	5	37
Foreign currency gains (losses)	(74)	(2)
Other, net	(247)	(33)
Total other income (expense), net	$(2,673)	$2,749
The marketable equity securities valuation gain (loss) of $(2.1) billion and $(138) million in Q1 2024 and Q1 2025 is primarily from our equity investment in Rivian Automotive, Inc. (“Rivian”). The reclassification adjustment for the gain on available-for-sale debt securities of $3.3 billion in Q1 2025 is primarily from the portion of our convertible notes investments in Anthropic, PBC that were converted to nonvoting preferred stock during the three months ended March 31, 2025.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $3.0 billion and $2.8 billion as of December 31, 2024 and March 31, 2025.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and prepaid expenses and other current assets. As of December 31, 2024 and March 31, 2025, customer receivables, net, were $34.3 billion and $35.5 billion, vendor receivables, net, were $11.6 billion and $9.1 billion, and other receivables, net, were $3.4 billion. Prepaid expenses and other current assets, which include amounts related to non-income taxes and satellite network launch services deposits, were $6.3 billion and $6.2 billion as of December 31, 2024 and March 31, 2025. We currently expense satellite network launch services deposits upon launch to “Technology and infrastructure.”
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $2.0 billion as of December 31, 2024 and March 31, 2025.
Digital Video and Music Content
Included in “Other assets” on our consolidated balance sheets are the total capitalized costs of video, which is primarily released content, and music, which as of December 31, 2024 and March 31, 2025 were $19.6 billion and $20.3 billion. Total video and music expense was $4.6 billion and $5.1 billion in Q1 2024 and Q1 2025.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2024 was $24.6 billion, of which $7.0 billion was recognized as revenue during the three months ended March 31, 2025. Included in “Other long-term liabilities” on our consolidated balance sheets was $6.5 billion and $4.9 billion of unearned revenue as of December 31, 2024 and March 31, 2025.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were approximately $189 billion as of March 31, 2025. The weighted-average remaining life of our long-term contracts is 4.1 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
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

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2024 and March 31, 2025, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2024	March 31, 2025
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$17,055	$15,794	$—	$—	$15,794
Level 1 securities:
Money market funds	28,282	18,357	—	—	18,357
Equity securities (1)	3,318				3,001
Level 2 securities:
Foreign government and agency securities	177	180	—	—	180
U.S. government and agency securities	3,401	4,709	5	(40)	4,674
Corporate debt securities	50,912	54,744	9	(28)	54,725
Asset-backed securities	1,523	1,471	2	(15)	1,458
Other debt securities	67	62	—	—	62
	$104,735	$95,317	$16	$(83)	$98,251
Less: Restricted cash, cash equivalents, and marketable securities (2)	(3,533)				(3,686)
Total cash, cash equivalents, and marketable securities	$101,202				$94,565
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $(2.1) billion and $(205) million in Q1 2024 and Q1 2025.
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
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of March 31, 2025 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$71,764	$71,743
Due after one year through five years	6,436	6,423
Due after five years through ten years	538	534
Due after ten years	785	756
Total	$79,523	$79,456
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Non-Marketable Investments
In Q3 2023, we invested in a $1.25 billion note from Anthropic, PBC, which is convertible to equity. In Q1 2024, we invested $2.75 billion in a second convertible note. In Q4 2024, we entered into an agreement and invested $1.3 billion in a third convertible note, and will invest an additional $2.7 billion by Q4 2025. The notes are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss).” The notes are classified as Level 3 assets, and as of December 31, 2024 had an estimated fair value of approximately $13.8 billion. In making these estimates, we utilized valuation methods based on information available, including the rights and obligations of the convertible notes, other outstanding classes of securities, observable transactions such as new securities offerings, estimates of expected time to and type of liquidity events and anticipated securities offerings, and discounts for lack of marketability. In Q1 2025, a portion of the notes were converted to nonvoting preferred stock. As a result of conversions, a significant portion of the unrealized gain associated with the notes as of December 31, 2024 was reclassified and a gain of approximately $3.3 billion was recorded in “Other income (expense), net” in our consolidated statement of operations. The investment in nonvoting preferred stock was initially recorded at its estimated fair value at the time of the conversion and will be accounted for as a component of our equity investments in private companies not accounted for under the equity-method, with future adjustments for observable changes in prices or impairments recognized in “Other income (expense), net” on our consolidated statements of operations. As of March 31, 2025, the estimated fair value of our convertible notes and amounts recorded for nonvoting preferred stock investments was approximately $13.8 billion. We also have a commercial arrangement primarily for the provision of AWS cloud services, which includes the use of AWS chips.
As of December 31, 2024 and March 31, 2025, equity investments in private companies not accounted for under the equity-method had a carrying value of $989 million and $6.1 billion, with adjustments for observable changes in prices or impairments recognized in “Other income (expense), net” on our consolidated statements of operations.
As of December 31, 2024 and March 31, 2025, equity investments accounted for under the equity-method of accounting, including investments for which we have elected the fair value option, had a carrying value of $1.2 billion.
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2024 and March 31, 2025, these warrants had a fair value of $2.7 billion and $1.9 billion, with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
These non-marketable investments are included within “Other assets” on our consolidated balance sheets.
Certain of our investments represent a variable interest in an entity for which we do not consolidate because we are not the primary beneficiary.
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2024	March 31, 2025
Cash and cash equivalents	$78,779	$66,207
Restricted cash included in accounts receivable, net and other	247	365
Restricted cash included in other assets	3,286	3,321
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$82,312	$69,893
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, data center, office, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $56.5 billion and $54.7 billion as of December 31, 2024 and March 31, 2025. Accumulated amortization associated with finance leases was $41.8 billion and $40.6 billion as of December 31, 2024 and March 31, 2025.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended March 31,
	2024	2025
Operating lease cost	$2,829	$3,240
Finance lease cost:
Amortization of lease assets	941	873
Interest on lease liabilities	73	71
Finance lease cost	1,014	944
Variable lease cost	635	696
Total lease cost	$4,478	$4,880

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2024	March 31, 2025
Weighted-average remaining lease term – operating leases	10.6 years	10.4 years
Weighted-average remaining lease term – finance leases	11.9 years	11.9 years
Weighted-average discount rate – operating leases	3.5%	3.5%
Weighted-average discount rate – finance leases	3.0%	3.0%
Our lease liabilities were as follows (in millions):

	December 31, 2024
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$95,294	$12,520	$107,814
Less: imputed interest	(15,698)	(1,918)	(17,616)
Present value of lease liabilities	79,596	10,602	90,198
Less: current portion of lease liabilities	(10,546)	(1,375)	(11,921)
Total long-term lease liabilities	$69,050	$9,227	$78,277

	March 31, 2025
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$97,593	$12,252	$109,845
Less: imputed interest	(15,862)	(1,869)	(17,731)
Present value of lease liabilities	81,731	10,383	92,114
Less: current portion of lease liabilities	(10,884)	(1,359)	(12,243)
Total long-term lease liabilities	$70,847	$9,024	$79,871

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of March 31, 2025 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt principal and interest	$6,630	$4,501	$10,446	$3,686	$4,387	$57,817	$87,467
Operating lease liabilities	10,058	11,817	10,808	9,815	9,070	46,025	97,593
Finance lease liabilities, including interest	1,183	1,468	1,301	1,137	1,028	6,135	12,252
Financing obligations, including interest (1)	345	519	527	536	544	6,440	8,911
Leases not yet commenced	2,116	4,017	5,142	4,591	4,628	46,707	67,201
Unconditional purchase obligations (2)	8,091	9,943	7,476	5,919	5,635	28,304	65,368
Other commitments (3)	2,477	1,678	1,066	950	830	11,523	18,524
Total commitments	$30,900	$33,943	$36,766	$26,634	$26,122	$202,951	$357,316
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $312 million and $275 million are recorded within “Accrued expenses and other” and $7.1 billion are recorded within “Other long-term liabilities” as of December 31, 2024 and March 31, 2025. The weighted-average remaining term of the financing obligations was 16.1 years and 15.8 years and the weighted-average imputed interest rate was 3.1% as of December 31, 2024 and March 31, 2025.
(2)Includes unconditional purchase obligations related to long-term agreements to acquire and license digital media content, procure energy, acquire property and equipment, and license software that are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities and/or pricing as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified. Energy agreements based on actual generation without a fixed or minimum volume commitment are not included. Our energy agreements generally provide the right to receive energy certificates for no additional consideration.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2024 Annual Report on Form 10-K, as supplemented by the following:
In July 2021, the Luxembourg National Commission for Data Protection (the “CNPD”) issued a decision against Amazon Europe Core S.à r.l. claiming that Amazon’s processing of personal data did not comply with the EU General Data Protection Regulation. The decision imposes a fine of €746 million and corresponding practice revisions. In March 2025, the Luxembourg Administrative Court dismissed our appeal of the CNPD’s decision. In April 2025, we appealed the court’s decision to the Luxembourg Administrative Court of Appeal. We believe the CNPD’s decision to be without merit and will continue to defend ourselves vigorously in this matter.

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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of March 31, 2025, we had $58.0 billion of unsecured senior notes outstanding (the “Notes”). Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2024	March 31, 2025
2014 Notes issuance of $6.0 billion	2034 - 2044	4.80% - 4.95%	4.93% - 5.12%	2,750	2,750
2017 Notes issuance of $17.0 billion	2025 - 2057	3.15% - 5.20%	3.02% - 4.33%	13,000	13,000
2020 Notes issuance of $10.0 billion	2025 - 2060	0.80% - 2.70%	0.88% - 2.77%	9,000	9,000
2021 Notes issuance of $18.5 billion	2026 - 2061	1.00% - 3.25%	1.14% - 3.31%	15,000	15,000
April 2022 Notes issuance of $12.8 billion	2025 - 2062	3.00% - 4.10%	3.13% - 4.15%	11,250	11,250
December 2022 Notes issuance of $8.3 billion	2025 - 2032	4.55% - 4.70%	4.61% - 4.74%	7,000	7,000
Other long-term debt				—	750
Total face value of long-term debt				58,000	58,750
Unamortized discount and issuance costs, net				(360)	(362)
Less: current portion of long-term debt				(5,017)	(5,014)
Long-term debt				$52,623	$53,374
___________________
(1) The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, and December 2022 Notes were 15.1, 15.0, 16.3, 13.9, 12.6, and 4.4 years as of March 31, 2025. The combined weighted-average remaining life of the Notes was 13.2 years as of March 31, 2025.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $50.2 billion and $50.8 billion as of December 31, 2024 and March 31, 2025, which is based on quoted prices for our debt as of those dates.
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
As of March 31, 2025, we had U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $20.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. In

April 2025, we increased the size of the Commercial Paper Programs from $20.0 billion to $30.0 billion. There were no borrowings outstanding under the Commercial Paper Programs as of December 31, 2024 and March 31, 2025. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We have a $15.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), with a term that extends to November 2028 and may be extended for one or more additional one-year terms subject to approval by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2024 and March 31, 2025.
We have a $5.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “Short-Term Credit Agreement”), which matures in October 2025 and may be extended for one additional period of 364 days subject to approval by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion. There were no borrowings outstanding under the Short-Term Credit Agreement as of December 31, 2024 and March 31, 2025.
We also utilize other short-term credit facilities for working capital purposes. There were $151 million and $76 million of borrowings outstanding under these facilities as of December 31, 2024 and March 31, 2025, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $8.6 billion of unused letters of credit as of March 31, 2025.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration. There were no repurchases of our common stock during the three months ended March 31, 2024 or 2025. As of March 31, 2025, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years. The majority of restricted stock unit awards are granted at the date of hire or in Q2 as part of the annual compensation review and primarily vest semi-annually in Q2 and Q4 of the relevant compensation year.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.9 billion as of December 31, 2024 and March 31, 2025. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended March 31,
	2024	2025
Cost of sales	$174	$148
Fulfillment	636	497
Technology and infrastructure	2,772	2,060
Sales and marketing	932	653
General and administrative	447	331
Total stock-based compensation expense	$4,961	$3,689

The following table summarizes our restricted stock unit activity for the three months ended March 31, 2025 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2024	283.1	$145
Units granted	8.3	214
Units vested	(19.7)	137
Units forfeited	(8.7)	142
Outstanding as of March 31, 2025	263.0	148
Scheduled vesting for outstanding restricted stock units as of March 31, 2025, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Scheduled vesting — restricted stock units	122.9	86.7	35.9	13.9	2.2	1.4	263.0
As of March 31, 2025, there was $13.9 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.0 year.
Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended March 31,
	2024	2025
Total beginning stockholders’ equity	$201,875	$285,970

Beginning and ending common stock	109	111

Beginning and ending treasury stock	(7,837)	(7,837)

Beginning additional paid-in capital	99,025	120,864
Stock-based compensation and issuance of employee benefit plan stock	4,913	3,650
Ending additional paid-in capital	103,938	124,514

Beginning accumulated other comprehensive income (loss)	(3,040)	(34)
Other comprehensive income (loss)	(558)	(880)
Ending accumulated other comprehensive income (loss)	(3,598)	(914)

Beginning retained earnings	113,618	172,866
Net income	10,431	17,127
Ending retained earnings	124,049	189,993

Total ending stockholders’ equity	$216,661	$305,867
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
For 2025, we estimate that our effective tax rate will be favorably impacted by the U.S. federal research and development credit and foreign income deduction and adversely affected by state income taxes.
Our income tax provision for the three months ended March 31, 2024 was $2.5 billion, which included $558 million of net discrete tax benefits. Our income tax provision for the three months ended March 31, 2025 was $4.6 billion, which included $559 million of net discrete tax expense.
Cash paid for income taxes, net of refunds was $458 million and $877 million in Q1 2024 and Q1 2025.
As of December 31, 2024 and March 31, 2025, income tax contingencies were approximately $6.5 billion and $6.3 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended March 31,
	2024	2025
North America
Net sales	$86,341	$92,887
Operating expenses	81,358	87,046
Operating income	$4,983	$5,841

International
Net sales	$31,935	$33,513
Operating expenses	31,032	32,496
Operating income	$903	$1,017

AWS
Net sales	$25,037	$29,267
Operating expenses	15,616	17,720
Operating income	$9,421	$11,547

Consolidated
Net sales	$143,313	$155,667
Operating expenses	128,006	137,262
Operating income	15,307	18,405
Total non-operating income (expense)	(2,324)	3,274
Provision for income taxes	(2,467)	(4,553)
Equity-method investment activity, net of tax	(85)	1
Net income	$10,431	$17,127

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended March 31,
	2024	2025
Net Sales:
Online stores (1)	$54,670	$57,407
Physical stores (2)	5,202	5,533
Third-party seller services (3)	34,596	36,512
Advertising services (4)	11,824	13,921
Subscription services (5)	10,722	11,715
AWS	25,037	29,267
Other (6)	1,262	1,312
Consolidated	$143,313	$155,667
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
(6)Includes sales related to various other offerings (such as shipping services, healthcare services, and certain licensing and distribution of video content) and our co-branded credit card agreements.
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

	December 31, 2024	March 31, 2025
North America (1)	$210,120	$210,198
International (1)	69,487	70,231
AWS (2)	155,953	179,386
Corporate	189,334	183,441
Consolidated	$624,894	$643,256
___________________
(1)North America and International segment assets primarily consist of property and equipment, operating leases, inventory, accounts receivable, and digital video and music content.
(2)AWS segment assets primarily consist of property and equipment, accounts receivable, and operating leases.
Property and equipment, net by segment is as follows (in millions):

	December 31, 2024	March 31, 2025
North America	$103,041	$102,301
International	25,618	26,170
AWS	110,683	130,919
Corporate	13,323	13,391
Consolidated	$252,665	$272,781

Total net additions to property and equipment include technology infrastructure assets, which are allocated among the segments based on usage, with the majority allocated to the AWS segment. Total net additions to property and equipment include the effect of non-cash activity such as property and equipment acquired but not yet paid. Total net additions to property and equipment are as follows (in millions):

	Three Months Ended March 31,
	2024	2025
North America (1)	$5,151	$5,096
International (1)	1,109	1,506
AWS (2)	7,925	20,464
Corporate	372	383
Consolidated	$14,557	$27,449
___________________
(1)Includes property and equipment added under finance leases of $7 million and $54 million in Q1 2024 and Q1 2025.
(2)Includes property and equipment added under finance leases of $35 million and $0 million in Q1 2024 and Q1 2025.
Depreciation and amortization expense on property and equipment, including corporate property and equipment, are allocated to all segments based on usage. Total depreciation and amortization expense, by segment, is as follows (in millions):

	Three Months Ended March 31,
	2024	2025
North America	$3,373	$3,530
International	1,054	1,136
AWS	2,839	4,390
Consolidated	$7,266	$9,056

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions, tariff and trade policies, and customer demand and spending, inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, variability in demand, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, global economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2024 Annual Report on Form 10-K.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have identified the critical accounting estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures” of our 2024 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2025, we would have recorded an additional cost of sales of approximately $380 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2024	2025	2024	2025
Cash provided by (used in):
Operating activities	$18,989	$17,015	$99,147	$113,903
Investing activities	(17,862)	(29,803)	(51,889)	(106,283)
Financing activities	(1,256)	(47)	(23,489)	(10,603)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $101.2 billion and $94.6 billion as of December 31, 2024 and March 31, 2025. Amounts held in foreign currencies were $25.5 billion and $18.6 billion as of December 31, 2024 and March 31, 2025. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $19.0 billion and $17.0 billion for Q1 2024 and Q1 2025. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow for the trailing twelve months ended March 31, 2025, compared to the comparable prior year period, was due to an increase in net income, excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(17.9) billion and $(29.8) billion for Q1 2024 and Q1 2025, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $13.9 billion and $24.3 billion during Q1 2024 and Q1 2025, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network. We expect cash capital expenditures to increase in 2025, primarily driven by investments in technology infrastructure. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $3.4 billion during Q1 2024. We did not have significant acquisition and other investment activity during Q1 2025. In Q3 2023, we invested $1.25 billion in a convertible note from Anthropic, PBC. In Q1 2024, we invested $2.75 billion in a second convertible note. In Q4 2024, we entered into an agreement and invested $1.3 billion in a third convertible note, and will invest an additional $2.7 billion by Q4 2025.

Cash provided by (used in) financing activities was $(1.3) billion and $(47) million for Q1 2024 and Q1 2025. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $338 million and $2.6 billion for Q1 2024 and Q1 2025. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $1.6 billion and $2.6 billion in Q1 2024 and Q1 2025. Property and equipment acquired under finance leases was $42 million and $54 million during Q1 2024 and Q1 2025.
We had no borrowings outstanding under the two unsecured revolving credit facilities or the commercial paper programs as of March 31, 2025. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by accelerated depreciation deductions and increased by the impact of capitalized research and development expenses. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing us to expense a portion of qualified property, primarily equipment. These enhanced deductions are scheduled to phase out annually from 2023 through 2026. Additionally, effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses. Cash paid for U.S. (federal and state) and foreign income taxes (net of refunds) totaled $458 million and $877 million for Q1 2024 and Q1 2025.
As of December 31, 2024 and March 31, 2025, restricted cash, cash equivalents, and marketable securities were $3.5 billion and $3.7 billion. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including changes in inflation and interest rates, global economic and geopolitical developments, including unpredictable shifts in global tariff and trade policies, and the development and adoption of technologies and services, including artificial intelligence, have direct and indirect impacts on our results of operations that are difficult to predict, isolate, and quantify. These could affect customer demand for our products and services, our ability to forecast growth needs, expenses, and benefits from new technologies. We expect some or all of them to continue to impact our operations into Q2 2025.
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

	Three Months Ended March 31,
	2024	2025
Net Sales:
North America	$86,341	$92,887
International	31,935	33,513
AWS	25,037	29,267
Consolidated	$143,313	$155,667
Year-over-year Percentage Growth:
North America	12%	8%
International	10	5
AWS	17	17
Consolidated	13	9
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	12%	8%
International	11	8
AWS	17	17
Consolidated	13	10
Net Sales Mix:
North America	60%	60%
International	22	21
AWS	18	19
Consolidated	100%	100%
Sales increased 9% in Q1 2025 compared to the comparable prior year period. Changes in foreign exchange rates reduced net sales by $1.4 billion for Q1 2025. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 8% in Q1 2025 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates reduced North America net sales by $413 million for Q1 2025.
International sales increased 5% in Q1 2025 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates reduced International net sales by $1.0 billion for Q1 2025.
AWS sales increased 17% in Q1 2025 compared to the comparable prior year period. The sales growth primarily reflects increased customer usage, partially offset by pricing changes primarily driven by long-term customer contracts.
Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended March 31,
	2024	2025
Operating Expenses:
Cost of sales	$72,633	$76,976
Fulfillment	22,317	24,593
Technology and infrastructure	20,424	22,994
Sales and marketing	9,662	9,763
General and administrative	2,742	2,628
Other operating expense (income), net	228	308
Total operating expenses	$128,006	$137,262
Year-over-year Percentage Growth (Decline):
Cost of sales	7%	6%
Fulfillment	7	10
Technology and infrastructure	—	13
Sales and marketing	(5)	1
General and administrative	(10)	(4)
Other operating expense (income), net	2	35
Percent of Net Sales:
Cost of sales	50.7%	49.4%
Fulfillment	15.6	15.8
Technology and infrastructure	14.3	14.8
Sales and marketing	6.7	6.3
General and administrative	1.9	1.7
Other operating expense (income), net	0.2	0.2
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in Q1 2025, compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by fulfillment network efficiencies, including lower transportation costs. Changes in foreign exchange rates reduced cost of sales by $910 million for Q1 2025.
Shipping costs were $21.8 billion and $22.5 billion in Q1 2024 and Q1 2025. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in Q1 2025, compared to the comparable prior year period, is primarily due to increased sales and investments in our fulfillment network, partially offset by fulfillment network efficiencies. Changes in foreign exchange rates reduced fulfillment costs by $232 million for Q1 2025.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add employees and infrastructure. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in Q1 2025, compared to the comparable prior year period, is primarily due to an increase in spending on infrastructure, partially offset by decreased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. Changes in foreign exchange rates reduced technology and infrastructure costs by $190 million for Q1 2025. We currently expense the majority of the costs associated with the development of our satellite network for global broadband service (including production, launch, and payroll costs, and launch services deposits upon launch). We will capitalize certain of these costs once the service achieves commercial viability, including sales to customers. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2024 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
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
The increase in sales and marketing costs in Q1 2025 compared to the comparable prior year period, is primarily due to increased advertising expenses, partially offset by decreased payroll and related expenses for personnel engaged in marketing and selling activities. Changes in foreign exchange rates reduced sales and marketing costs by $134 million for Q1 2025.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
The decrease in general and administrative costs in Q1 2025, compared to the comparable prior year period, is primarily due to a decrease in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $228 million and $308 million for Q1 2024 and Q1 2025, and was primarily related to asset impairments and the amortization of intangible assets.
Operating Income
Operating income by segment is as follows (in millions):

	Three Months Ended March 31,
	2024	2025
Operating Income
North America	$4,983	$5,841
International	903	1,017
AWS	9,421	11,547
Consolidated	$15,307	$18,405
Operating income increased from $15.3 billion in Q1 2024 to $18.4 billion in Q1 2025. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services. For more information on the operating expenses that impact segment operating income, see “Operating Expenses” and the descriptions of operating expense line item changes on pages 26 to 28, and “Note 8 — Segment Information” on page 18.
The increase in North America operating income in Q1 2025, compared to the comparable prior year period, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment and shipping costs.
The increase in International operating income in Q1 2025, compared to the comparable prior year period, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment and shipping costs. Changes in foreign exchange rates did not significantly impact operating income for Q1 2025.
The increase in AWS operating income in Q1 2025, compared to the comparable prior year period, is primarily due to increased sales and decreased payroll and related expenses, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth. Changes in foreign exchange rates positively impacted operating income by $141 million for Q1 2025.
Interest Income and Expense
Our interest income was $993 million and $1.1 billion during Q1 2024 and Q1 2025, primarily due to a higher average balance of invested funds at prevailing rates. We generally invest our excess cash in investment grade short- to intermediate-term marketable debt securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $644 million and $541 million during Q1 2024 and Q1 2025, and was primarily related to debt and finance leases. See Item 1 of Part I, “Financial Statements — Note 3 — Leases and Note 5 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(2.7) billion and $2.7 billion during Q1 2024 and Q1 2025. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, foreign currency, and reclassification adjustments for gains (losses) on available-for-sale debt securities. The net loss of $(2.7) billion in Q1 2024 is primarily from the marketable securities loss from our equity investment in Rivian. The net gain of $2.7 billion in Q1 2025 is primarily from the reclassification adjustment for the gain on available-for-sale debt securities from the portion of our convertible notes investments in Anthropic, PBC that were converted to nonvoting preferred stock during the three months ended March 31, 2025, partially offset by the marketable securities loss from our equity investment in Rivian.

Income Taxes
Our income tax provision for the three months ended March 31, 2024 was $2.5 billion, which included $558 million of net discrete tax benefits. Our income tax provision for the three months ended March 31, 2025 was $4.6 billion, which included $559 million of net discrete tax expense. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Free cash flow and the effect of foreign exchange rates on our consolidated statements of operations meet the definition of non-GAAP financial measures.
Free Cash Flow
Our financial focus is on long-term, sustainable growth in free cash flow. We provide a free cash flow measure because we believe it provides additional perspective on the impact of acquiring property and equipment with cash. Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2024 and 2025 (in millions):

	Twelve Months Ended March 31,
	2024	2025
Net cash provided by (used in) operating activities	$99,147	$113,903
Purchases of property and equipment, net of proceeds from sales and incentives	(48,998)	(87,978)
Free cash flow	$50,149	$25,925

Net cash provided by (used in) investing activities	$(51,889)	$(106,283)
Net cash provided by (used in) financing activities	$(23,489)	$(10,603)
Free cash flow has limitations as it omits certain components of the overall cash flow statement and does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate the portion of payments representing principal reductions of debt or cash payments for business acquisitions. Additionally, our mix of property and equipment acquisitions with cash or other financing options may change over time. Therefore, we believe it is important to view free cash flow only as a complement to our entire consolidated statements of cash flows.
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

	Three Months Ended March 31,
	2024			2025
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$143,313	$164	$143,477	$155,667	$1,440	$157,107
Operating expenses	128,006	236	128,242	137,262	1,493	138,755
Operating income	15,307	(72)	15,235	18,405	(53)	18,352
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on May 1, 2025, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of May 1, 2025, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions, tariff and trade policies, and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Second Quarter 2025 Guidance
•Net sales are expected to be between $159.0 billion and $164.0 billion, or to grow between 7% and 11% compared with second quarter 2024. This guidance anticipates an unfavorable impact of approximately 10 basis points from foreign exchange rates.
•Operating income is expected to be between $13.0 billion and $17.5 billion, compared with $14.7 billion in second quarter 2024.
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
Foreign Exchange Risk
During Q1 2025, net sales from our International segment accounted for 21% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q1 2025 decreased by $1.0 billion in comparison with Q1 2024.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2025, of $18.6 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $930 million, $1.9 billion, and $3.7 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of March 31, 2025, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $315 million, $630 million, and $1.3 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of March 31, 2025, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $21.0 billion. Our equity and equity warrant investments in publicly traded companies, which include our equity investment in Rivian, represent $3.8 billion of our investments as of March 31, 2025, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies, which primarily include our equity investment in Anthropic, PBC, for observable price changes or impairments. We record our available-for-sale convertible debt investments in private companies at fair value, which primarily relate to Anthropic, PBC. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
•government regulation (such as regulation of our product and service offerings and of competition); restrictive governmental actions (such as trade protection or retaliatory measures, including export duties and quotas and custom duties and tariffs, and restrictions around the import and export of certain products, technologies, and components); nationalization; and restrictions on foreign ownership;
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
•laws and policies of the U.S. and other jurisdictions affecting trade (such as tariff policy changes), foreign investment, loans, and taxes; and
•geopolitical events, including war and terrorism.
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

In addition, because China-based sellers account for significant portions of our third-party seller services and advertising revenues, and China-based suppliers provide significant portions of our components and finished goods, regulatory and trade restrictions, tariff policy changes and trade disputes, data protection and cybersecurity laws, economic factors, geopolitical events, security issues, or other factors negatively impacting China-based sellers and suppliers could adversely affect our operating results.
The Variability in Our Retail Business Places Increased Strain on Our Operations
Demand for our products and services can fluctuate significantly for many reasons, including as a result of seasonality, promotions, product launches, or unforeseeable events, such as in response to global economic conditions such as recessionary fears or rising inflation (including as a result of tariff policy changes), natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), or geopolitical events. For example, we expect a disproportionate amount of our retail sales to occur during our fourth quarter. Our failure to stock or restock popular products in sufficient amounts such that we fail to meet customer demand could significantly affect our revenue and our future growth. When we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could materially reduce profitability. We regularly experience increases in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment network and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand. Risks described elsewhere in this Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand.
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
•disruptions from natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues (including terrorist attacks, armed hostilities, and political conflicts, including those involving China), labor or trade disputes (including restrictive governmental actions impacting us, our customers, and our third-party sellers and suppliers in China or other foreign countries), tariff policy changes (such as tariffs proposed or implemented by the U.S. and other countries and any retaliatory actions), and similar events; and
•potential negative impacts of climate change, including: increased operating costs due to more frequent extreme weather events or climate-related changes, such as rising temperatures and water scarcity; increased investment requirements associated with the transition to a low-carbon economy; decreased demand for our products and services as a result of changes in customer behavior; increased compliance costs due to more extensive and global regulations and third-party requirements; and reputational damage resulting from perceptions of our environmental impact.
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
We rely on a limited number of shipping companies to deliver inventory to us and completed orders to our customers. An inability to negotiate acceptable terms with these companies or performance problems, staffing limitations, or other difficulties experienced by these companies or by our own transportation systems, including as a result of labor market constraints and related costs, could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by natural or human-caused disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events and security issues, labor or trade disputes, tariff policy changes, and similar events.
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
Our Supplier Relationships Subject Us to a Number of Risks
We have significant suppliers, including content and technology licensors, and in some cases, limited or single-sources of supply, that are important to our sourcing, services, manufacturing, and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components, or services, particular payment terms, or the extension of credit limits. Decisions by our current suppliers to limit or stop selling or licensing merchandise, content, components, or services to us on acceptable terms, or delay delivery, including as a result of one or more supplier bankruptcies due to poor economic conditions, natural or human-caused disasters (including public health crises), geopolitical events, labor and trade disputes, or for other reasons, may result in our being unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all. For example, we rely on a limited group of suppliers for semiconductor products, including products related to artificial intelligence infrastructure such as graphics processing units. Constraints on the availability of these products could adversely affect our ability to develop and operate artificial intelligence technologies, products, or services. In addition, violations by our suppliers or other vendors of applicable laws, regulations, contractual terms, intellectual property rights of others, or our Supply Chain Standards, as well as products or practices regarded as unethical, unsafe, or hazardous, could expose us to claims, damage our reputation, limit our growth, and negatively affect our operating results.
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
We Face Significant Inventory Risk
In addition to risks described elsewhere in this Item 1A relating to fulfillment network and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing (including as a result of tariff policy changes), defective merchandise, changes in customer demand and consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product or offering a new service, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components requires significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and at times we are unable to sell products in sufficient quantities or to meet demand during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.
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
On February 10, 2025, Keith Alexander, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 1,900 shares of Amazon.com, Inc. common stock over a period ending on November 17, 2025, subject to certain conditions.
On February 10, 2025, Jonathan Rubinstein, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 15,728 shares of Amazon.com, Inc. common stock over a period ending on February 10, 2027, subject to certain conditions.
On February 20, 2025, Daniel Huttenlocher, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 1,237 shares of Amazon.com, Inc. common stock over a period ending on November 21, 2025, subject to certain conditions.
On March 4, 2025, Jeffrey Bezos, our founder and Executive Chair, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 25,000,000 shares of Amazon.com, Inc. common stock over a period ending on May 29, 2026, subject to certain conditions.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: May 1, 2025