Form 10-Q
period 2025-06-30
AMAZON COM INC
filed 2025-08-01
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,664,912,097 shares of common stock, par value $0.01 per share, outstanding as of July 23, 2025

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2024	2025	2024	2025	2024	2025
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$73,332	$69,893	$73,890	$82,312	$50,067	$71,673
OPERATING ACTIVITIES:
Net income	13,485	18,164	23,916	35,291	44,419	70,623
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	12,038	15,227	23,722	29,489	49,673	58,562
Stock-based compensation	6,722	6,534	11,683	10,223	23,831	20,551
Non-operating expense (income), net	(95)	(1,258)	2,639	(4,075)	1,310	(4,702)
Deferred income taxes	(785)	11	(1,723)	518	(4,383)	(2,407)
Changes in operating assets and liabilities:
Inventories	(3,085)	(4,054)	(1,309)	(5,276)	2,142	(5,851)
Accounts receivable, net and other	(2,209)	(1,125)	1,475	122	(9,556)	(4,602)
Other assets	(3,055)	(2,971)	(5,756)	(6,373)	(11,692)	(15,100)
Accounts payable	6,005	7,058	(5,277)	(1,985)	8,431	6,264
Accrued expenses and other	(4,147)	(4,952)	(7,075)	(9,013)	(1,802)	(4,842)
Unearned revenue	407	(119)	1,975	609	5,579	2,641
Net cash provided by (used in) operating activities	25,281	32,515	44,270	49,530	107,952	121,137
INVESTING ACTIVITIES:
Purchases of property and equipment	(17,620)	(32,183)	(32,545)	(57,202)	(59,612)	(107,656)
Proceeds from property and equipment sales and incentives	1,227	815	2,217	1,579	4,633	4,703
Acquisitions, net of cash acquired, non-marketable investments, and other, net	(571)	(1,700)	(3,925)	(1,652)	(5,935)	(4,809)
Sales and maturities of marketable securities	3,265	11,441	4,657	19,178	7,618	30,924
Purchases of marketable securities	(8,439)	(17,797)	(10,404)	(31,130)	(11,058)	(46,731)
Net cash provided by (used in) investing activities	(22,138)	(39,424)	(40,000)	(69,227)	(64,354)	(123,569)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	525	2,093	863	3,908	1,813	8,187
Repayments of short-term debt, and other	(229)	(1,392)	(633)	(3,474)	(15,066)	(7,901)
Proceeds from long-term debt	—	—	—	746	—	746
Repayments of long-term debt	(4,169)	(2,751)	(4,499)	(2,751)	(4,789)	(7,434)
Principal repayments of finance leases	(538)	(411)	(1,308)	(821)	(3,092)	(1,556)
Principal repayments of financing obligations	(79)	(78)	(169)	(194)	(306)	(694)
Net cash provided by (used in) financing activities	(4,490)	(2,539)	(5,746)	(2,586)	(21,440)	(8,652)
Foreign currency effect on cash, cash equivalents, and restricted cash	(312)	1,008	(741)	1,424	(552)	864
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,659)	(8,440)	(2,217)	(20,859)	21,606	(10,220)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$71,673	$61,453	$71,673	$61,453	$71,673	$61,453
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net product sales	$61,569	$68,246	$122,484	$132,216
Net service sales	86,408	99,456	168,806	191,153
Total net sales	147,977	167,702	291,290	323,369
Operating expenses:
Cost of sales	73,785	80,809	146,418	157,785
Fulfillment	23,566	25,976	45,883	50,569
Technology and infrastructure	22,304	27,166	42,728	50,160
Sales and marketing	10,512	11,416	20,174	21,179
General and administrative	3,041	2,965	5,783	5,593
Other operating expense (income), net	97	199	325	507
Total operating expenses	133,305	148,531	261,311	285,793
Operating income	14,672	19,171	29,979	37,576
Interest income	1,180	1,085	2,173	2,151
Interest expense	(589)	(516)	(1,233)	(1,057)
Other income (expense), net	(18)	1,117	(2,691)	3,866
Total non-operating income (expense)	573	1,686	(1,751)	4,960
Income before income taxes	15,245	20,857	28,228	42,536
Provision for income taxes	(1,767)	(2,678)	(4,234)	(7,231)
Equity-method investment activity, net of tax	7	(15)	(78)	(14)
Net income	$13,485	$18,164	$23,916	$35,291
Basic earnings per share	$1.29	$1.71	$2.30	$3.32
Diluted earnings per share	$1.26	$1.68	$2.24	$3.27
Weighted-average shares used in computation of earnings per share:
Basic	10,447	10,637	10,420	10,620
Diluted	10,708	10,806	10,689	10,800
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net income	$13,485	$18,164	$23,916	$35,291
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $58, $(142), $88, and $(208)	(637)	3,314	(1,733)	4,849
Available-for-sale debt securities:
Change in net unrealized gains (losses), net of tax of $(69), $(12), $(227), and $(23)	241	40	777	77
Less: reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $(1), $5, $(1), and $814	3	(17)	4	(2,471)
Net change	244	23	781	(2,394)
Other, net of tax of $(1), $(1), $(2), and $0	(2)	(3)	(1)	(1)
Total other comprehensive income (loss)	(395)	3,334	(953)	2,454
Comprehensive income	$13,090	$21,498	$22,963	$37,745
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2024	June 30, 2025
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,779	$57,741
Marketable securities	22,423	35,439
Inventories	34,214	40,825
Accounts receivable, net and other	55,451	57,415
Total current assets	190,867	191,420
Property and equipment, net	252,665	297,616
Operating leases	76,141	82,125
Goodwill	23,074	23,155
Other assets	82,147	87,854
Total assets	$624,894	$682,170
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,363	$98,285
Accrued expenses and other	66,965	66,974
Unearned revenue	18,103	21,662
Total current liabilities	179,431	186,921
Long-term lease liabilities	78,277	83,221
Long-term debt	52,623	50,718
Other long-term liabilities	28,593	27,535
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 11,108 and 11,175 shares issued; 10,593 and 10,660 shares outstanding)	111	112
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	120,864	130,923
Accumulated other comprehensive income (loss)	(34)	2,420
Retained earnings	172,866	208,157
Total stockholders’ equity	285,970	333,775
Total liabilities and stockholders’ equity	$624,894	$682,170
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
Effective January 1, 2025 we changed our estimate of the useful lives of a subset of our servers and networking equipment from six years to five years. The shorter useful lives are due to the increased pace of technology development, particularly in the area of artificial intelligence and machine learning. The effect of this change in estimate for Q2 2025, based on servers and networking equipment that were included in “Property and equipment, net” as of March 31, 2025 and those acquired during the three months ended June 30, 2025, was an increase in depreciation and amortization expense of $280 million and a reduction in net income of $217 million, or $0.02 per basic share and $0.02 per diluted share, which primarily impacted our AWS segment. The effect of this change in estimate for the six months ended June 30, 2025, based on servers and networking equipment that were included in “Property and equipment, net” as of December 31, 2024 and those acquired during the six months ended June 30, 2025, was an increase in depreciation and amortization expense of $497 million and a reduction in net income of $379 million, or $0.04 per basic share and $0.04 per diluted share, which primarily impacted our AWS segment.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2024	2025	2024	2025	2024	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$680	$523	$949	$759	$2,201	$1,668
Cash paid for operating leases	2,844	3,758	6,176	7,320	11,634	13,485
Cash paid for interest on finance leases	72	72	146	143	296	284
Cash paid for interest on financing obligations	50	52	114	107	210	212
Cash paid for income taxes, net of refunds	5,700	4,761	6,158	5,638	12,983	11,788
Assets acquired under operating leases	3,911	4,621	7,664	8,942	13,986	16,702
Property and equipment acquired under finance leases, net of remeasurements and modifications	181	937	223	991	617	1,622
Increase (decrease) in property and equipment acquired but not yet paid	2,760	(1,600)	3,171	1,508	3,791	5,376
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Shares used in computation of basic earnings per share	10,447	10,637	10,420	10,620
Total dilutive effect of outstanding stock awards	261	169	269	180
Shares used in computation of diluted earnings per share	10,708	10,806	10,689	10,800
Other Income (Expense), Net
Other income (expense), net is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Marketable equity securities valuation gains (losses)	$443	$388	$(1,683)	$250
Equity warrant valuation gains (losses)	(271)	590	(501)	212
Reclassification adjustment for gains (losses) on available-for-sale debt securities	(4)	22	(5)	3,285
Upward adjustments relating to equity investments in private companies	6	49	11	86
Foreign currency gains (losses)	(138)	70	(212)	68
Other, net	(54)	(2)	(301)	(35)
Total other income (expense), net	$(18)	$1,117	$(2,691)	$3,866
The marketable equity securities valuation gain (loss) of $443 million and $388 million in Q2 2024 and Q2 2025, and $(1.7) billion and $250 million for the six months ended June 30, 2024 and 2025 is primarily from our equity investment in Rivian Automotive, Inc. (“Rivian”). The reclassification adjustment for the gain on available-for-sale debt securities of $3.3 billion for the six months ended June 30, 2025 is primarily from the portion of our convertible notes investments in Anthropic, PBC (“Anthropic”) that were converted to nonvoting preferred stock during the three months ended March 31, 2025.

Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $3.0 billion and $2.8 billion as of December 31, 2024 and June 30, 2025.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and prepaid expenses and other current assets. As of December 31, 2024 and June 30, 2025, customer receivables, net, were $34.3 billion and $36.6 billion, vendor receivables, net, were $11.6 billion and $10.6 billion, and other receivables, net, were $3.4 billion and $3.5 billion. Prepaid expenses and other current assets, which include amounts related to non-income taxes and satellite network launch services deposits, were $6.3 billion and $6.7 billion as of December 31, 2024 and June 30, 2025. We currently expense satellite network launch services deposits upon launch to “Technology and infrastructure.”
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $2.0 billion and $2.1 billion as of December 31, 2024 and June 30, 2025.
Digital Video and Music Content
Included in “Other assets” on our consolidated balance sheets are the total capitalized costs of video, which is primarily released content, and music, which as of December 31, 2024 and June 30, 2025 were $19.6 billion and $20.4 billion. Total video and music expense was $4.6 billion and $5.1 billion in Q2 2024 and Q2 2025, and $9.2 billion and $10.2 billion for the six months ended June 30, 2024 and 2025.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2024 was $24.6 billion, of which $11.4 billion was recognized as revenue during the six months ended June 30, 2025. Included in “Other long-term liabilities” on our consolidated balance sheets was $6.5 billion and $4.3 billion of unearned revenue as of December 31, 2024 and June 30, 2025.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were approximately $195 billion as of June 30, 2025. The weighted-average remaining life of our long-term contracts is 4.0 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
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

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2024 and June 30, 2025, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2024	June 30, 2025
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$17,055	$16,083	$—	$—	$16,083
Level 1 securities:
Money market funds	28,282	18,058	—	—	18,058
Equity securities (1)	3,318				3,149
Level 2 securities:
Foreign government and agency securities	177	84	—	—	84
U.S. government and agency securities	3,401	5,057	5	(32)	5,030
Corporate debt securities	50,912	52,634	26	(19)	52,641
Asset-backed securities	1,523	1,813	6	(12)	1,807
Other debt securities	67	40	—	—	40
	$104,735	$93,769	$37	$(63)	$96,892
Less: Restricted cash, cash equivalents, and marketable securities (2)	(3,533)				(3,712)
Total cash, cash equivalents, and marketable securities	$101,202				$93,180
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $443 million and $393 million in Q2 2024 and Q2 2025, and $(1.7) billion and $188 million for the six months ended June 30, 2024 and 2025.
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
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of June 30, 2025 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$68,262	$68,246
Due after one year through five years	7,911	7,928
Due after five years through ten years	610	607
Due after ten years	903	879
Total	$77,686	$77,660
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Non-Marketable Investments
From Q3 2023 to Q4 2024, we invested $5.3 billion in convertible notes from Anthropic, which are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” and as Level 3 assets, and as of December 31, 2024 had an estimated fair value of approximately $13.8 billion. In making these estimates, we utilized valuation methods based on information available, including the rights and obligations of the convertible notes, other outstanding classes of securities, observable transactions such as new securities offerings, estimates of expected time to and type of liquidity events and anticipated securities offerings, and discounts for lack of marketability. Some of these notes converted to nonvoting preferred stock in Q1 2025. As a result of conversions, a significant portion of the unrealized gain associated with the notes as of December 31, 2024 was reclassified and a gain of approximately $3.3 billion was recorded in “Other income (expense), net” in our consolidated statement of operations. The investment in nonvoting preferred stock was initially recorded at its estimated fair value at the time of the conversion and will be accounted for as a component of our equity investments in private companies not accounted for under the equity-method, with future adjustments for observable changes in prices or impairments recognized in “Other income (expense), net” on our consolidated statements of operations. In Q2 2025, we invested $1.3 billion in a new convertible note from Anthropic, and will invest an additional $1.4 billion by Q4 2025. As of June 30, 2025, the estimated fair value of our convertible notes and amounts recorded for nonvoting preferred stock investments was approximately $15.1 billion. We also have a commercial arrangement primarily for the provision of AWS cloud services, which includes the use of AWS chips.
As of December 31, 2024 and June 30, 2025, equity investments in private companies not accounted for under the equity-method had a carrying value of $989 million and $6.1 billion, with adjustments for observable changes in prices or impairments recognized in “Other income (expense), net” on our consolidated statements of operations.
As of December 31, 2024 and June 30, 2025, equity investments accounted for under the equity-method of accounting, including investments for which we have elected the fair value option, had a carrying value of $1.2 billion.
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2024 and June 30, 2025, these warrants had a fair value of $2.7 billion and $2.6 billion, with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
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
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2024	June 30, 2025
Cash and cash equivalents	$78,779	$57,741
Restricted cash included in accounts receivable, net and other	247	356
Restricted cash included in other assets	3,286	3,356
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$82,312	$61,453
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, data center, office, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $56.5 billion and $56.1 billion as of December 31, 2024 and June 30, 2025. Accumulated amortization associated with finance leases was $41.8 billion and $41.5 billion as of December 31, 2024 and June 30, 2025.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Operating lease cost	$2,921	$3,426	$5,750	$6,666
Finance lease cost:
Amortization of lease assets	948	827	1,889	1,700
Interest on lease liabilities	72	72	145	143
Finance lease cost	1,020	899	2,034	1,843
Variable lease cost	592	659	1,227	1,355
Total lease cost	$4,533	$4,984	$9,011	$9,864

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2024	June 30, 2025
Weighted-average remaining lease term – operating leases	10.6 years	10.2 years
Weighted-average remaining lease term – finance leases	11.9 years	12.2 years
Weighted-average discount rate – operating leases	3.5%	3.6%
Weighted-average discount rate – finance leases	3.0%	3.0%
Our lease liabilities were as follows (in millions):

	December 31, 2024
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$95,294	$12,520	$107,814
Less: imputed interest	(15,698)	(1,918)	(17,616)
Present value of lease liabilities	79,596	10,602	90,198
Less: current portion of lease liabilities	(10,546)	(1,375)	(11,921)
Total long-term lease liabilities	$69,050	$9,227	$78,277

	June 30, 2025
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$101,506	$13,324	$114,830
Less: imputed interest	(16,515)	(2,121)	(18,636)
Present value of lease liabilities	84,991	11,203	96,194
Less: current portion of lease liabilities	(11,597)	(1,376)	(12,973)
Total long-term lease liabilities	$73,394	$9,827	$83,221

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of June 30, 2025 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt principal and interest	$3,166	$4,506	$10,546	$3,686	$4,387	$57,812	$84,103
Operating lease liabilities	7,529	12,741	11,683	10,563	9,735	49,255	101,506
Finance lease liabilities, including interest	838	1,569	1,410	1,267	1,121	7,119	13,324
Financing obligations, including interest (1)	224	529	537	546	554	6,529	8,919
Leases not yet commenced	1,558	4,310	5,047	4,776	4,646	48,547	68,884
Unconditional purchase obligations (2)	8,175	12,621	8,158	6,355	5,756	29,953	71,018
Other commitments (3)	1,841	1,936	1,157	1,002	975	11,810	18,721
Total commitments	$23,331	$38,212	$38,538	$28,195	$27,174	$211,025	$366,475
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $312 million and $280 million are recorded within “Accrued expenses and other” and $7.1 billion and $7.2 billion are recorded within “Other long-term liabilities” as of December 31, 2024 and June 30, 2025. The weighted-average remaining term of the financing obligations was 16.1 years and 15.5 years and the weighted-average imputed interest rate was 3.1% as of December 31, 2024 and June 30, 2025.
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
(3)Includes asset retirement obligations, the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction, and liabilities associated with digital media content agreements with initial terms greater than one year. Excludes approximately $5.8 billion of income tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2024 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended March 31, 2025, as supplemented by the following:
In June 2025, Xockets, Inc. filed two complaints against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the Western District of Texas. The complaints allege, among other things, that certain versions of the AWS Nitro System infringe U.S. Patent Nos. 11,080,209; 10,649,924; 11,082,350; 10,223,297; 9,378,161; 9,436,640; and

10,212,092. The complaints seek an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of June 30, 2025, we had $55.3 billion of unsecured senior notes outstanding (the “Notes”). Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2024	June 30, 2025
2014 Notes issuance of $6.0 billion	2034 - 2044	4.80% - 4.95%	4.93% - 5.12%	2,750	2,750
2017 Notes issuance of $17.0 billion	2025 - 2057	3.15% - 5.20%	3.02% - 4.33%	13,000	13,000
2020 Notes issuance of $10.0 billion	2027 - 2060	1.20% - 2.70%	1.26% - 2.77%	9,000	7,750
2021 Notes issuance of $18.5 billion	2026 - 2061	1.00% - 3.25%	1.14% - 3.31%	15,000	15,000
April 2022 Notes issuance of $12.8 billion	2027 - 2062	3.30% - 4.10%	3.40% - 4.15%	11,250	9,750
December 2022 Notes issuance of $8.3 billion	2025 - 2032	4.55% - 4.70%	4.61% - 4.74%	7,000	7,000
Other long-term debt				—	832
Total face value of long-term debt				58,000	56,082
Unamortized discount and issuance costs, net				(360)	(359)
Less: current portion of long-term debt				(5,017)	(5,005)
Long-term debt				$52,623	$50,718
___________________
(1) The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, and December 2022 Notes were 14.9, 14.7, 18.6, 13.7, 14.3, and 4.1 years as of June 30, 2025. The combined weighted-average remaining life of the Notes was 13.6 years as of June 30, 2025.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $50.2 billion and $48.2 billion as of December 31, 2024 and June 30, 2025, which is based on quoted prices for our debt as of those dates.
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

We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $30.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. In April 2025, we increased the size of the Commercial Paper Programs from $20.0 billion to $30.0 billion. There were no borrowings outstanding under the Commercial Paper Programs as of December 31, 2024 and June 30, 2025. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We have a $15.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), with a term that extends to November 2028 and may be extended for one or more additional one-year terms subject to approval by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2024 and June 30, 2025.
We have a $5.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “Short-Term Credit Agreement”), which matures in October 2025 and may be extended for one additional period of 364 days subject to approval by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion. There were no borrowings outstanding under the Short-Term Credit Agreement as of December 31, 2024 and June 30, 2025.
We also utilize other short-term credit facilities for working capital purposes. There were $151 million and $173 million of borrowings outstanding under these facilities as of December 31, 2024 and June 30, 2025, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $9.0 billion of unused letters of credit as of June 30, 2025.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration. There were no repurchases of our common stock during the six months ended June 30, 2024 or 2025. As of June 30, 2025, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years. The majority of restricted stock unit awards are granted at the date of hire or in Q2 as part of the annual compensation review and primarily vest quarterly in the relevant compensation year.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.9 billion and 11.0 billion as of December 31, 2024 and June 30, 2025. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Cost of sales	$266	$250	$440	$398
Fulfillment	944	880	1,580	1,377
Technology and infrastructure	3,670	3,655	6,442	5,715
Sales and marketing	1,224	1,207	2,156	1,860
General and administrative	618	542	1,065	873
Total stock-based compensation expense	$6,722	$6,534	$11,683	$10,223

The following table summarizes our restricted stock unit activity for the six months ended June 30, 2025 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2024	283.1	$145
Units granted	94.9	195
Units vested	(67.7)	132
Units forfeited	(18.6)	148
Outstanding as of June 30, 2025	291.7	164
Scheduled vesting for outstanding restricted stock units as of June 30, 2025, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Scheduled vesting — restricted stock units	72.3	114.7	70.5	26.7	5.5	2.0	291.7
As of June 30, 2025, there was $22.7 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.0 year.
Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Total beginning stockholders’ equity	$216,661	$305,867	$201,875	$285,970

Beginning common stock	109	111	109	111
Stock-based compensation and issuance of employee benefit plan stock	1	1	1	1
Ending common stock	110	112	110	112

Beginning and ending treasury stock	(7,837)	(7,837)	(7,837)	(7,837)

Beginning additional paid-in capital	103,938	124,514	99,025	120,864
Stock-based compensation and issuance of employee benefit plan stock	6,695	6,409	11,608	10,059
Ending additional paid-in capital	110,633	130,923	110,633	130,923

Beginning accumulated other comprehensive income (loss)	(3,598)	(914)	(3,040)	(34)
Other comprehensive income (loss)	(395)	3,334	(953)	2,454
Ending accumulated other comprehensive income (loss)	(3,993)	2,420	(3,993)	2,420

Beginning retained earnings	124,049	189,993	113,618	172,866
Net income	13,485	18,164	23,916	35,291
Ending retained earnings	137,534	208,157	137,534	208,157

Total ending stockholders’ equity	$236,447	$333,775	$236,447	$333,775
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
Our income tax provision for the six months ended June 30, 2024 was $4.2 billion, which included $1.9 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. Our income tax provision for the six months ended June 30, 2025 was $7.2 billion, which included $753 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $5.7 billion and $4.8 billion in Q2 2024 and Q2 2025, and $6.2 billion and $5.6 billion for the six months ended June 30, 2024 and 2025.
The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. While we are still evaluating the full extent of the 2025 Tax Act’s impact, in 2025 we expect our U.S. cash taxes to significantly decrease and our income tax provision to increase primarily due to a decrease in our foreign income deduction.
As of December 31, 2024 and June 30, 2025, income tax contingencies were approximately $6.5 billion and $5.8 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
North America
Net sales	$90,033	$100,068	$176,374	$192,955
Operating expenses	84,968	92,551	166,326	179,597
Operating income	$5,065	$7,517	$10,048	$13,358

International
Net sales	$31,663	$36,761	$63,598	$70,274
Operating expenses	31,390	35,267	62,422	67,763
Operating income	$273	$1,494	$1,176	$2,511

AWS
Net sales	$26,281	$30,873	$51,318	$60,140
Operating expenses	16,947	20,713	32,563	38,433
Operating income	$9,334	$10,160	$18,755	$21,707

Consolidated
Net sales	$147,977	$167,702	$291,290	$323,369
Operating expenses	133,305	148,531	261,311	285,793
Operating income	14,672	19,171	29,979	37,576
Total non-operating income (expense)	573	1,686	(1,751)	4,960
Provision for income taxes	(1,767)	(2,678)	(4,234)	(7,231)
Equity-method investment activity, net of tax	7	(15)	(78)	(14)
Net income	$13,485	$18,164	$23,916	$35,291

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net Sales:
Online stores (1)	$55,392	$61,485	$110,062	$118,892
Physical stores (2)	5,206	5,595	10,408	11,128
Third-party seller services (3)	36,201	40,348	70,797	76,860
Advertising services (4)	12,771	15,694	24,595	29,615
Subscription services (5)	10,866	12,208	21,588	23,923
AWS	26,281	30,873	51,318	60,140
Other (6)	1,260	1,499	2,522	2,811
Consolidated	$147,977	$167,702	$291,290	$323,369
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
Total segment assets exclude corporate assets, such as cash and cash equivalents, marketable securities, other long-term investments, corporate facilities, goodwill and other acquired intangible assets, and tax assets. Technology infrastructure assets, which are included in property and equipment, net, net additions, and the depreciation and amortization expense on these assets, are allocated among the segments based on usage, with the majority allocated to the AWS segment. Usage of technology infrastructure assets by the North America and International segments, and the related allocation of total net additions, can fluctuate on a quarter-to-quarter basis, and is affected by seasonality, peak periods, new product or service offerings, and other factors.
Total segment assets reconciled to consolidated amounts are as follows (in millions):

	December 31, 2024	June 30, 2025
North America (1)	$210,120	$224,304
International (1)	69,487	78,096
AWS (2)	155,953	194,295
Corporate	189,334	185,475
Consolidated	$624,894	$682,170
___________________
(1)North America and International segment assets primarily consist of property and equipment, operating leases, inventory, accounts receivable, and digital video and music content.
(2)AWS segment assets primarily consist of property and equipment, accounts receivable, and operating leases.

Property and equipment, net by segment is as follows (in millions):

	December 31, 2024	June 30, 2025
North America	$103,041	$113,249
International	25,618	29,679
AWS	110,683	140,636
Corporate	13,323	14,052
Consolidated	$252,665	$297,616
Total net additions to property and equipment include technology infrastructure assets and the effect of non-cash activity such as property and equipment acquired but not yet paid.
Total net additions to property and equipment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
North America (1)	$4,929	$11,272	$10,080	$16,368
International (1)	1,128	2,531	2,237	4,037
AWS (2)	12,757	16,043	20,682	36,507
Corporate	380	915	752	1,298
Consolidated	$19,194	$30,761	$33,751	$58,210
___________________
(1)Includes property and equipment added under finance leases of $135 million and $21 million in Q2 2024 and Q2 2025, and $142 million and $75 million for the six months ended June 30, 2024 and 2025.
(2)Includes property and equipment added under finance leases of $46 million and $916 million in Q2 2024 and Q2 2025, and $81 million and $916 million for the six months ended June 30, 2024 and 2025.
Depreciation and amortization expense on property and equipment, including corporate property and equipment, are allocated to all segments based on usage.
Total depreciation and amortization expense, by segment, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
North America	$3,517	$3,742	$6,890	$7,272
International	1,049	1,180	2,103	2,316
AWS	3,078	4,844	5,917	9,234
Consolidated	$7,644	$9,766	$14,910	$18,822

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2025, we would have recorded an additional cost of sales of approximately $430 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2024	2025	2024	2025	2024	2025
Cash provided by (used in):
Operating activities	$25,281	$32,515	$44,270	$49,530	$107,952	$121,137
Investing activities	(22,138)	(39,424)	(40,000)	(69,227)	(64,354)	(123,569)
Financing activities	(4,490)	(2,539)	(5,746)	(2,586)	(21,440)	(8,652)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $101.2 billion and $93.2 billion as of December 31, 2024 and June 30, 2025. Amounts held in foreign currencies were $25.5 billion and $19.9 billion as of December 31, 2024 and June 30, 2025. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $25.3 billion and $32.5 billion for Q2 2024 and Q2 2025, and $44.3 billion and $49.5 billion for the six months ended June 30, 2024 and 2025. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow for the trailing twelve months ended June 30, 2025, compared to the comparable prior year period, was due to an increase in net income, excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(22.1) billion and $(39.4) billion for Q2 2024 and Q2 2025, and $(40.0) billion and $(69.2) billion for the six months ended June 30, 2024 and 2025, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $16.4 billion and $31.4 billion during Q2 2024 and Q2 2025, and $30.3 billion and $55.6 billion for the six months ended June 30, 2024 and 2025, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network, both of which we expect to increase in 2025. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $571 million and $1.7 billion during Q2 2024 and Q2 2025, and $3.9 billion and $1.7 billion for the six months ended June 30, 2024 and 2025, which primarily reflect investments in convertible notes from Anthropic, including $1.3 billion we invested in Q2 2025. Furthermore, we will invest an additional $1.4 billion in another convertible note by Q4 2025.

Cash provided by (used in) financing activities was $(4.5) billion and $(2.5) billion for Q2 2024 and Q2 2025, and $(5.7) billion and $(2.6) billion for the six months ended June 30, 2024 and 2025. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $525 million and $2.1 billion for Q2 2024 and Q2 2025, and $863 million and $4.7 billion for the six months ended June 30, 2024 and 2025. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $5.0 billion and $4.6 billion for Q2 2024 and Q2 2025, and $6.6 billion and $7.2 billion for the six months ended June 30, 2024 and 2025. Property and equipment acquired under finance leases was $181 million and $937 million during Q2 2024 and Q2 2025, and $223 million and $991 million for the six months ended June 30, 2024 and 2025.
We had no borrowings outstanding under the two unsecured revolving credit facilities or the commercial paper programs as of June 30, 2025. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by accelerated depreciation deductions and the resulting U.S. tax liability is reduced by tax credits, primarily related to the U.S. federal research and development credit. The 2025 Tax Act makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. While we are still evaluating the full extent of the 2025 Tax Act’s impact, we expect these changes to significantly reduce U.S. cash taxes we pay in 2025. Cash paid for U.S. (federal and state) and foreign income taxes (net of refunds) totaled $5.7 billion and $4.8 billion for Q2 2024 and Q2 2025, and $6.2 billion and $5.6 billion for the six months ended June 30, 2024 and 2025.
As of December 31, 2024 and June 30, 2025, restricted cash, cash equivalents, and marketable securities were $3.5 billion and $3.7 billion. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including changes in inflation and interest rates, global economic and geopolitical developments, including unpredictable shifts in global tariff and trade policies, and the development and adoption of technologies and services, including artificial intelligence, have direct and indirect impacts on our results of operations that are difficult to predict, isolate, and quantify. These could affect customer demand for our products and services, our ability to forecast growth needs, expenses, and benefits from new technologies. We expect some or all of them to continue to impact our operations into Q3 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net Sales:
North America	$90,033	$100,068	$176,374	$192,955
International	31,663	36,761	63,598	70,274
AWS	26,281	30,873	51,318	60,140
Consolidated	$147,977	$167,702	$291,290	$323,369
Year-over-year Percentage Growth:
North America	9%	11%	11%	9%
International	7	16	8	10
AWS	19	17	18	17
Consolidated	10	13	11	11
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	9%	11%	11%	10%
International	10	11	10	9
AWS	19	17	18	17
Consolidated	11	12	12	11
Net Sales Mix:
North America	61%	60%	60%	60%
International	21	22	22	22
AWS	18	18	18	18
Consolidated	100%	100%	100%	100%
Sales increased 13% in Q2 2025, and 11% for the six months ended June 30, 2025 compared to the comparable prior year periods. Changes in foreign exchange rates increased net sales by $1.5 billion for Q2 2025, but did not significantly impact net sales for the six months ended June 30, 2025. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 11% in Q2 2025, and 9% for the six months ended June 30, 2025 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates reduced North America net sales by $169 million for Q2 2025, and by $582 million for the six months ended June 30, 2025.

International sales increased 16% in Q2 2025, and 10% for the six months ended June 30, 2025 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates increased International net sales by $1.7 billion for Q2 2025, and by $696 million for the six months ended June 30, 2025.
AWS sales increased 17% in Q2 2025, and 17% for the six months ended June 30, 2025 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes primarily driven by long-term customer contracts.
Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Operating Expenses:
Cost of sales	$73,785	$80,809	$146,418	$157,785
Fulfillment	23,566	25,976	45,883	50,569
Technology and infrastructure	22,304	27,166	42,728	50,160
Sales and marketing	10,512	11,416	20,174	21,179
General and administrative	3,041	2,965	5,783	5,593
Other operating expense (income), net	97	199	325	507
Total operating expenses	$133,305	$148,531	$261,311	$285,793
Year-over-year Percentage Growth (Decline):
Cost of sales	6%	10%	7%	8%
Fulfillment	11	10	9	10
Technology and infrastructure	2	22	1	17
Sales and marketing	(2)	9	(4)	5
General and administrative	(5)	(3)	(7)	(3)
Other operating expense (income), net	(34)	108	(12)	56
Percent of Net Sales:
Cost of sales	49.9%	48.2%	50.3%	48.8%
Fulfillment	15.9	15.5	15.8	15.6
Technology and infrastructure	15.1	16.2	14.7	15.5
Sales and marketing	7.1	6.8	6.9	6.5
General and administrative	2.1	1.8	2.0	1.7
Other operating expense (income), net	0.1	0.1	0.1	0.2
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in Q2 2025 and for the six months ended June 30, 2025, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by fulfillment network efficiencies, including lower transportation costs. Changes in foreign exchange rates increased cost of sales by $898 million for Q2 2025, but did not significantly impact cost of sales for the six months ended June 30, 2025.
Shipping costs were $22.0 billion and $23.4 billion in Q2 2024 and Q2 2025, and $43.8 billion and $45.9 billion for the six months ended June 30, 2024 and 2025. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in Q2 2025 and for the six months ended June 30, 2025, compared to the comparable prior year periods, is primarily due to increased sales and investments in our fulfillment network, partially offset by fulfillment network efficiencies. Changes in foreign exchange rates increased fulfillment costs by $227 million for Q2 2025, but did not significantly impact fulfillment costs for the six months ended June 30, 2025.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add employees and infrastructure. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in Q2 2025, compared to the comparable prior year period, is primarily due to an increase in spending on infrastructure, including depreciation and amortization, and increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. The increase in technology and infrastructure costs for the six months ended June 30, 2025, compared to the comparable prior year period, is primarily due to an increase in spending on infrastructure, including depreciation and amortization, partially offset by decreased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings. Changes in foreign exchange rates increased technology and infrastructure costs by $138 million for Q2 2025, but did not significantly impact technology and infrastructure costs for the six months ended June 30, 2025. We currently expense the majority of the costs associated with the development of our satellite network for global broadband service (including production, launch, and payroll costs, and launch services deposits upon launch). We will capitalize certain of these costs once the service achieves commercial viability, including sales to customers. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2024 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.

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
The increase in sales and marketing costs in Q2 2025 and for the six months ended June 30, 2025, compared to the comparable prior year periods, is primarily due to increased advertising expenses, partially offset by decreased payroll and related expenses for personnel engaged in marketing and selling activities.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
The decrease in general and administrative costs in Q2 2025 and for the six months ended June 30, 2025, compared to the comparable prior year periods, is primarily due to a decrease in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $97 million and $199 million for Q2 2024 and Q2 2025, and $325 million and $507 million for the six months ended June 30, 2024 and 2025, and was primarily related to asset impairments and the amortization of intangible assets.
Operating Income
Operating income by segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Operating Income
North America	$5,065	$7,517	$10,048	$13,358
International	273	1,494	1,176	2,511
AWS	9,334	10,160	18,755	21,707
Consolidated	$14,672	$19,171	$29,979	$37,576
Operating income increased from $14.7 billion in Q2 2024 to $19.2 billion in Q2 2025, and increased from $30.0 billion for the six months ended June 30, 2024 to $37.6 billion for the six months ended June 30, 2025. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services. For more information on the operating expenses that impact segment operating income, see “Operating Expenses” and the descriptions of operating expense line item changes on pages 26 to 28, and “Note 8 — Segment Information” on page 18.
The increase in North America operating income in Q2 2025 and for the six months ended June 30, 2025, compared to the comparable prior year periods, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment, technology and infrastructure, and shipping costs.
The increase in International operating income in Q2 2025 and for the six months ended June 30, 2025, compared to the comparable prior year periods, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment and shipping costs. Changes in foreign exchange rates positively impacted operating income by $338 million for Q2 2025, and by $282 million for six months ended June 30, 2025.
The increase in AWS operating income in Q2 2025, compared to the comparable prior year period, is primarily due to increased sales, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth. The increase in AWS operating income for the six months ended June 30, 2025, compared to the comparable prior year period, is primarily due to increased sales and decreased payroll and related expenses, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth. Changes in foreign exchange rates negatively impacted operating income by $139 million for Q2 2025, but did not significantly impact operating income for the six months ended June 30, 2025.

Interest Income and Expense
Our interest income was $1.2 billion and $1.1 billion during Q2 2024 and Q2 2025, and $2.2 billion for the six months ended June 30, 2024 and 2025, primarily due to a higher average balance of invested funds at prevailing rates. We generally invest our excess cash in investment grade short- to intermediate-term marketable debt securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $589 million and $516 million during Q2 2024 and Q2 2025, and $1.2 billion and $1.1 billion for the six months ended June 30, 2024 and 2025, and was primarily related to debt and finance leases. See Item 1 of Part I, “Financial Statements — Note 3 — Leases and Note 5 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(18) million and $1.1 billion during Q2 2024 and Q2 2025, and $(2.7) billion and $3.9 billion for the six months ended June 30, 2024 and 2025. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, foreign currency, and reclassification adjustments for gains (losses) on available-for-sale debt securities. The net gain of $1.1 billion in Q2 2025 is primarily from equity warrant valuations. The net loss of $(2.7) billion for the six months ended June 30, 2024 is primarily from the marketable securities loss from our equity investment in Rivian. The net gain of $3.9 billion for the six months ended June 30, 2025 is primarily from the reclassification adjustment for the gain on available-for-sale debt securities from the portion of our convertible notes investments in Anthropic that were converted to nonvoting preferred stock during the three months ended March 31, 2025.
Income Taxes
Our income tax provision for the six months ended June 30, 2024 was $4.2 billion, which included $1.9 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. Our income tax provision for the six months ended June 30, 2025 was $7.2 billion, which included $753 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Free cash flow and the effect of foreign exchange rates on our consolidated statements of operations meet the definition of non-GAAP financial measures.
Free Cash Flow
Our financial focus is on long-term, sustainable growth in free cash flow. We provide a free cash flow measure because we believe it provides additional perspective on the impact of acquiring property and equipment with cash. Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2024 and 2025 (in millions):

	Twelve Months Ended June 30,
	2024	2025
Net cash provided by (used in) operating activities	$107,952	$121,137
Purchases of property and equipment, net of proceeds from sales and incentives	(54,979)	(102,953)
Free cash flow	$52,973	$18,184

Net cash provided by (used in) investing activities	$(64,354)	$(123,569)
Net cash provided by (used in) financing activities	$(21,440)	$(8,652)
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

	Three Months Ended June 30,						Six Months Ended June 30,
	2024			2025			2024			2025
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$147,977	$1,041	$149,018	$167,702	$(1,515)	$166,187	$291,290	$1,205	$292,495	$323,369	$(75)	$323,294
Operating expenses	133,305	1,070	134,375	148,531	(1,362)	147,169	261,311	1,306	262,617	285,793	131	285,924
Operating income	14,672	(29)	14,643	19,171	(153)	19,018	29,979	(101)	29,878	37,576	(206)	37,370
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on July 31, 2025, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 31, 2025, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions, tariff and trade policies, and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Third Quarter 2025 Guidance
•Net sales are expected to be between $174.0 billion and $179.5 billion, or to grow between 10% and 13% compared with third quarter 2024. This guidance anticipates a favorable impact of approximately 130 basis points from foreign exchange rates.
•Operating income is expected to be between $15.5 billion and $20.5 billion, compared with $17.4 billion in third quarter 2024.
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
Foreign Exchange Risk
During Q2 2025, net sales from our International segment accounted for 22% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q2 2025 increased by $1.7 billion in comparison with Q2 2024.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2025, of $19.9 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $995 million, $2.0 billion, and $4.0 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of June 30, 2025, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $335 million, $670 million, and $1.3 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of June 30, 2025, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $23.2 billion. Our equity and equity warrant investments in publicly traded companies, which include our equity investment in Rivian, represent $4.6 billion of our investments as of June 30, 2025, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies, which primarily include our equity investment in Anthropic, for observable price changes or impairments. We record our available-for-sale convertible debt investments in private companies at fair value, which primarily relate to Anthropic. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
On May 6, 2025, Matthew S. Garman, CEO Amazon Web Services, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 80,246 shares of Amazon.com, Inc. common stock over a period ending on May 29, 2026, subject to certain conditions.
On May 20, 2025, Brian T. Olsavsky, Senior Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 53,249 shares of Amazon.com, Inc. common stock over a period ending on March 2, 2026, subject to certain conditions.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: July 31, 2025