Form 10-Q
period 2025-09-30
AMAZON COM INC
filed 2025-10-31
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,690,216,011 shares of common stock, par value $0.01 per share, outstanding as of October 22, 2025

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2024	2025	2024	2025	2024	2025
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$71,673	$61,453	$73,890	$82,312	$50,081	$78,677
OPERATING ACTIVITIES:
Net income	15,328	21,187	39,244	56,478	49,868	76,482
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	13,442	16,796	37,164	46,285	50,984	61,916
Stock-based compensation	5,333	4,847	17,016	15,070	23,335	20,065
Non-operating expense (income), net	(141)	(10,112)	2,498	(14,187)	2,159	(14,673)
Deferred income taxes	(1,317)	10,130	(3,040)	10,648	(4,504)	9,040
Changes in operating assets and liabilities:
Inventories	(1,509)	(827)	(2,818)	(6,103)	(175)	(5,169)
Accounts receivable, net and other	(701)	(1,977)	774	(1,855)	(6,673)	(5,878)
Other assets	(4,537)	(4,039)	(10,293)	(10,412)	(13,095)	(14,602)
Accounts payable	(477)	2,151	(5,754)	166	5,134	8,892
Accrued expenses and other	129	(1,999)	(6,946)	(11,012)	(352)	(6,970)
Unearned revenue	421	(632)	2,396	(23)	6,025	1,588
Net cash provided by (used in) operating activities	25,971	35,525	70,241	85,055	112,706	130,691
INVESTING ACTIVITIES:
Purchases of property and equipment	(22,620)	(35,095)	(55,165)	(92,297)	(69,753)	(120,131)
Proceeds from property and equipment sales and incentives	1,342	867	3,559	2,446	4,794	4,228
Acquisitions, net of cash acquired, non-marketable investments, and other, net	(622)	(786)	(4,547)	(2,438)	(4,928)	(4,973)
Sales and maturities of marketable securities	8,069	16,367	12,726	35,545	14,294	39,222
Purchases of marketable securities	(3,068)	(7,426)	(13,472)	(38,556)	(13,907)	(51,089)
Net cash provided by (used in) investing activities	(16,899)	(26,073)	(56,899)	(95,300)	(69,500)	(132,743)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	1,725	3,223	2,588	7,131	3,322	9,685
Repayments of short-term debt, and other	(1,820)	(1,826)	(2,453)	(5,300)	(8,791)	(7,907)
Proceeds from long-term debt	—	—	—	746	—	746
Repayments of long-term debt	(2,183)	(1,008)	(6,682)	(3,759)	(6,972)	(6,259)
Principal repayments of finance leases	(402)	(351)	(1,710)	(1,172)	(2,489)	(1,505)
Principal repayments of financing obligations	(78)	(82)	(247)	(276)	(320)	(698)
Net cash provided by (used in) financing activities	(2,758)	(44)	(8,504)	(2,630)	(15,250)	(5,938)
Foreign currency effect on cash, cash equivalents, and restricted cash	690	(397)	(51)	1,027	640	(223)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,004	9,011	4,787	(11,848)	28,596	(8,213)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$78,677	$70,464	$78,677	$70,464	$78,677	$70,464
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Net product sales	$67,601	$74,058	$190,085	$206,274
Net service sales	91,276	106,111	260,082	297,264
Total net sales	158,877	180,169	450,167	503,538
Operating expenses:
Cost of sales	80,977	88,670	227,395	246,455
Fulfillment	24,660	27,679	70,543	78,248
Technology and infrastructure	22,245	28,962	64,973	79,122
Sales and marketing	10,609	11,686	30,783	32,865
General and administrative	2,713	2,875	8,496	8,468
Other operating expense (income), net	262	2,875	587	3,382
Total operating expenses	141,466	162,747	402,777	448,540
Operating income	17,411	17,422	47,390	54,998
Interest income	1,256	1,100	3,429	3,251
Interest expense	(603)	(538)	(1,836)	(1,595)
Other income (expense), net	(27)	10,186	(2,718)	14,052
Total non-operating income (expense)	626	10,748	(1,125)	15,708
Income before income taxes	18,037	28,170	46,265	70,706
Provision for income taxes	(2,706)	(6,910)	(6,940)	(14,141)
Equity-method investment activity, net of tax	(3)	(73)	(81)	(87)
Net income	$15,328	$21,187	$39,244	$56,478
Basic earnings per share	$1.46	$1.98	$3.76	$5.31
Diluted earnings per share	$1.43	$1.95	$3.67	$5.22
Weighted-average shares used in computation of earnings per share:
Basic	10,501	10,674	10,447	10,638
Diluted	10,735	10,845	10,705	10,815
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Net income	$15,328	$21,187	$39,244	$56,478
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(45), $27, $43, and $(181)	1,911	(690)	178	4,159
Available-for-sale debt securities:
Change in net unrealized gains (losses), net of tax of $(55), $(3,797), $(282), and $(3,820)	167	12,397	944	12,474
Less: reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $512, $(1), and $1,326	—	(1,795)	4	(4,266)
Net change	167	10,602	948	8,208
Other, net of tax of $3, $0, $1, and $0	(3)	1	(4)	—
Total other comprehensive income (loss)	2,075	9,913	1,122	12,367
Comprehensive income	$17,403	$31,100	$40,366	$68,845
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2024	September 30, 2025
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,779	$66,922
Marketable securities	22,423	27,275
Inventories	34,214	41,494
Accounts receivable, net and other	55,451	61,175
Total current assets	190,867	196,866
Property and equipment, net	252,665	324,435
Operating leases	76,141	83,456
Goodwill	23,074	23,260
Other assets	82,147	99,904
Total assets	$624,894	$727,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,363	$106,032
Accrued expenses and other	66,965	68,051
Unearned revenue	18,103	21,113
Total current liabilities	179,431	195,196
Long-term lease liabilities	78,277	84,677
Long-term debt	52,623	50,742
Other long-term liabilities	28,593	27,675
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 11,108 and 11,202 shares issued; 10,593 and 10,687 shares outstanding)	111	112
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	120,864	135,679
Accumulated other comprehensive income (loss)	(34)	12,333
Retained earnings	172,866	229,344
Total stockholders’ equity	285,970	369,631
Total liabilities and stockholders’ equity	$624,894	$727,921
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, inventory valuation, collectability of receivables, impairment of property and equipment and operating leases, valuation and impairment of investments, self-insurance liabilities, viewing patterns of capitalized video content, valuation of derivative instruments, and the determination of when to capitalize certain costs relating to new products or service offerings. Actual results could differ materially from these estimates. We review the useful lives of equipment on an ongoing basis.
Effective January 1, 2025 we changed our estimate of the useful lives of a subset of our servers and networking equipment from six years to five years. The shorter useful lives are due to the increased pace of technology development, particularly in the area of artificial intelligence and machine learning. The effect of this change in estimate for Q3 2025, based on servers and networking equipment that were included in “Property and equipment, net” as of June 30, 2025 and those acquired during the three months ended September 30, 2025, was an increase in depreciation and amortization expense of $392 million and a reduction in net income of $298 million, or $0.03 per basic share and $0.03 per diluted share, which primarily impacted our AWS segment. The effect of this change in estimate for the nine months ended September 30, 2025, based on servers and networking equipment that were included in “Property and equipment, net” as of December 31, 2024 and those acquired during the nine months ended September 30, 2025, was an increase in depreciation and amortization expense of $889 million and a reduction in net income of $677 million, or $0.06 per basic share and $0.06 per diluted share, which primarily impacted our AWS segment.
During Q3 2025, we recorded $2.5 billion of expense related to the settlement of a lawsuit with the Federal Trade Commission (FTC). This charge was recorded in “Other operating expense (income), net” and impacted our North America segment.
For the three and nine months ended September 30, 2025, we recorded approximately $1.8 billion and $2.0 billion of estimated severance costs primarily related to planned role eliminations. These charges increased our payroll and related expenses and were recorded primarily in “Technology and infrastructure,” “Sales and marketing,” and “General and administrative” and impacted all of our segments.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2024	2025	2024	2025	2024	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$266	$249	$1,215	$1,008	$2,002	$1,651
Cash paid for operating leases	2,940	4,155	9,116	11,475	11,882	14,700
Cash paid for interest on finance leases	71	76	217	219	291	289
Cash paid for interest on financing obligations	47	52	161	159	207	217
Cash paid for income taxes, net of refunds	2,004	1,136	8,162	6,774	12,359	10,920
Assets acquired under operating leases	3,571	5,057	11,235	13,999	14,212	18,188
Property and equipment acquired under finance leases, net of remeasurements and modifications	186	977	409	1,968	620	2,413
Increase (decrease) in property and equipment acquired but not yet paid	1,622	3,341	4,793	4,849	4,769	7,095
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Shares used in computation of basic earnings per share	10,501	10,674	10,447	10,638
Total dilutive effect of outstanding stock awards	234	171	258	177
Shares used in computation of diluted earnings per share	10,735	10,845	10,705	10,815
Other Income (Expense), Net
Other income (expense), net is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Marketable equity securities valuation gains (losses)	$(117)	$220	$(1,800)	$470
Equity warrant valuation gains (losses)	80	441	(421)	653
Reclassification adjustments for gains (losses) on available-for-sale debt securities	—	2,307	(5)	5,592
Upward adjustments relating to equity investments in private companies	2	7,226	13	7,312
Foreign currency gains (losses)	17	1	(195)	69
Other, net	(9)	(9)	(310)	(44)
Total other income (expense), net	$(27)	$10,186	$(2,718)	$14,052
The marketable equity securities valuation gain (loss) of $(117) million and $220 million in Q3 2024 and Q3 2025, and $(1.8) billion and $470 million for the nine months ended September 30, 2024 and 2025 is primarily from our equity investment in Rivian Automotive, Inc. (“Rivian”). The reclassification adjustments for the gains on available-for-sale debt securities of $2.3 billion in Q3 2025 and $5.6 billion for the nine months ended September 30, 2025 is primarily from the portions of our convertible notes investments in Anthropic, PBC (“Anthropic”) that were converted to nonvoting preferred stock during Q3 2025 and the nine months ended September 30, 2025. The upward adjustments relating to equity investments in private companies of $7.2 billion in Q3 2025 and $7.3 billion for the nine months ended September 30, 2025 reflect observable changes in prices, primarily from our nonvoting preferred stock in Anthropic.

Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $3.0 billion and $2.9 billion as of December 31, 2024 and September 30, 2025.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and prepaid expenses and other current assets. As of December 31, 2024 and September 30, 2025, customer receivables, net, were $34.3 billion and $38.0 billion, vendor receivables, net, were $11.6 billion and $12.5 billion, and other receivables, net, were $3.4 billion and $3.8 billion. Prepaid expenses and other current assets, which include amounts related to non-income taxes and satellite network launch services deposits, were $6.3 billion and $6.8 billion as of December 31, 2024 and September 30, 2025. We currently expense satellite network launch services deposits upon launch to “Technology and infrastructure.”
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $2.0 billion and $2.3 billion as of December 31, 2024 and September 30, 2025.
Digital Video and Music Content
Included in “Other assets” on our consolidated balance sheets are the total capitalized costs of video, which is primarily released content, and music, which as of December 31, 2024 and September 30, 2025 were $19.6 billion and $21.5 billion. Total video and music expense was $5.0 billion and $5.5 billion in Q3 2024 and Q3 2025, and $14.2 billion and $15.7 billion for the nine months ended September 30, 2024 and 2025.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2024 was $24.6 billion, of which $15.0 billion was recognized as revenue during the nine months ended September 30, 2025. Included in “Other long-term liabilities” on our consolidated balance sheets was $6.5 billion and $4.1 billion of unearned revenue as of December 31, 2024 and September 30, 2025.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were approximately $200 billion as of September 30, 2025. The weighted-average remaining life of our long-term contracts is 3.8 years. However, the amount and timing of revenue recognition is largely driven by customer usage, which can extend beyond the original contractual term.
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

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2024 and September 30, 2025, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. and foreign government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2024	September 30, 2025
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$17,055	$15,977	$—	$—	$15,977
Level 1 securities:
Money market funds	28,282	32,317	—	—	32,317
Equity securities (1)	3,318				3,220
Level 2 securities:
Foreign government and agency securities	177	74	—	—	74
U.S. government and agency securities	3,401	5,400	7	(23)	5,384
Corporate debt securities	50,912	38,810	49	(11)	38,848
Asset-backed securities	1,523	1,893	8	(10)	1,891
Other debt securities	67	28	—	—	28
	$104,735	$94,499	$64	$(44)	$97,739
Less: Restricted cash, cash equivalents, and marketable securities (2)	(3,533)				(3,542)
Total cash, cash equivalents, and marketable securities	$101,202				$94,197
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $(145) million and $153 million in Q3 2024 and Q3 2025, and $(1.8) billion and $341 million for the nine months ended September 30, 2024 and 2025.
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
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of September 30, 2025 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$68,867	$68,860
Due after one year through five years	8,051	8,098
Due after five years through ten years	600	599
Due after ten years	1,004	985
Total	$78,522	$78,542
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Non-Marketable Investments
From Q3 2023 to Q4 2024, we invested $5.3 billion in convertible notes from Anthropic, which are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” and as Level 3 assets, and as of December 31, 2024 had an estimated fair value of approximately $13.8 billion. In making these estimates, we utilized valuation methods based on information available, including the rights and obligations of the convertible notes, other outstanding classes of securities, observable transactions such as new securities offerings, estimates of expected time to and type of liquidity events and anticipated securities offerings, and discounts for lack of marketability. Some of these notes converted to nonvoting preferred stock in Q1 2025. As a result of conversions, a significant portion of the unrealized gain associated with the notes as of December 31, 2024 was reclassified and a gain of approximately $3.3 billion was recorded in “Other income (expense), net” in our consolidated statement of operations. The investment in nonvoting preferred stock was initially recorded at its estimated fair value at the time of the conversion and will be accounted for as a component of our equity investments in private companies not accounted for under the equity-method, with future adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income

(expense), net” on our consolidated statements of operations. In Q2 2025, we invested $1.3 billion in a new convertible note from Anthropic, and will invest an additional $1.4 billion in Q4 2025. In Q3 2025, an additional portion of our notes was converted to nonvoting preferred stock, and as a result of the conversion a portion of the unrealized gain associated with the notes was reclassified and a gain of approximately $2.3 billion was recorded in “Other income (expense), net.” We also recorded an upward adjustment of $7.2 billion to our nonvoting preferred stock in “Other income (expense), net” to reflect observable changes in price. As of September 30, 2025, the amount recorded on our consolidated balance sheet for nonvoting preferred stock was approximately $14.8 billion. As of September 30, 2025, the estimated fair value of our convertible notes recorded on our consolidated balance sheet was approximately $23.7 billion, and the associated unrealized gain included in “Accumulated other comprehensive income (loss)” was $18.8 billion. We also have a commercial arrangement primarily for the provision of AWS cloud services, which includes the use of AWS chips.
As of December 31, 2024 and September 30, 2025, equity investments in private companies not accounted for under the equity-method, which primarily relate to nonvoting preferred stock in Anthropic, had a carrying value of $989 million and $16.0 billion, with adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income (expense), net” on our consolidated statements of operations.
As of December 31, 2024 and September 30, 2025, equity investments accounted for under the equity-method of accounting, including investments for which we have elected the fair value option, had a carrying value of $1.2 billion and $1.1 billion.
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2024 and September 30, 2025, these warrants had a fair value of $2.7 billion and $2.9 billion, with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
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
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2024	September 30, 2025
Cash and cash equivalents	$78,779	$66,922
Restricted cash included in accounts receivable, net and other	247	302
Restricted cash included in other assets	3,286	3,240
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$82,312	$70,464
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, data center, office, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $56.5 billion and $56.0 billion as of December 31, 2024 and September 30, 2025. Accumulated amortization associated with finance leases was $41.8 billion and $41.1 billion as of December 31, 2024 and September 30, 2025.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Operating lease cost	$3,057	$3,593	$8,807	$10,259
Finance lease cost:
Amortization of lease assets	1,040	813	2,929	2,513
Interest on lease liabilities	70	81	215	224
Finance lease cost	1,110	894	3,144	2,737
Variable lease cost	605	637	1,832	1,992
Total lease cost	$4,772	$5,124	$13,783	$14,988

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2024	September 30, 2025
Weighted-average remaining lease term – operating leases	10.6 years	10.0 years
Weighted-average remaining lease term – finance leases	11.9 years	12.1 years
Weighted-average discount rate – operating leases	3.5%	3.6%
Weighted-average discount rate – finance leases	3.0%	3.2%
Our lease liabilities were as follows (in millions):

	December 31, 2024
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$95,294	$12,520	$107,814
Less: imputed interest	(15,698)	(1,918)	(17,616)
Present value of lease liabilities	79,596	10,602	90,198
Less: current portion of lease liabilities	(10,546)	(1,375)	(11,921)
Total long-term lease liabilities	$69,050	$9,227	$78,277

	September 30, 2025
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$103,025	$14,052	$117,077
Less: imputed interest	(16,792)	(2,287)	(19,079)
Present value of lease liabilities	86,233	11,765	97,998
Less: current portion of lease liabilities	(11,873)	(1,448)	(13,321)
Total long-term lease liabilities	$74,360	$10,317	$84,677

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of September 30, 2025 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt principal and interest	$1,914	$4,518	$10,548	$3,688	$4,388	$57,813	$82,869
Operating lease liabilities	4,347	13,414	12,434	11,312	10,207	51,311	103,025
Finance lease liabilities, including interest	458	1,665	1,524	1,521	1,187	7,697	14,052
Financing obligations, including interest (1)	91	532	540	548	557	6,556	8,824
Leases not yet commenced	996	4,856	5,868	5,089	4,995	53,217	75,021
Unconditional purchase obligations (2)	5,897	14,864	8,697	6,288	5,722	31,465	72,933
Other commitments (3)	1,259	2,292	1,330	1,079	1,005	12,313	19,278
Total commitments	$14,962	$42,141	$40,941	$29,525	$28,061	$220,372	$376,002
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $312 million and $281 million are recorded within “Accrued expenses and other” and $7.1 billion and $7.2 billion are recorded within “Other long-term liabilities” as of December 31, 2024 and September 30, 2025. The weighted-average remaining term of the financing obligations was 16.1 years and 15.3 years and the weighted-average imputed interest rate was 3.1% as of December 31, 2024 and September 30, 2025.
(2)Includes unconditional purchase obligations related to long-term agreements to acquire and license digital media content, procure energy, acquire property and equipment, and license software that are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities and/or pricing, or termination penalties, as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified. Energy agreements based on actual generation without a fixed or minimum volume commitment are not included. Certain of our energy agreements also provide the right to receive energy certificates.
(3)Includes asset retirement obligations, the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction, and liabilities associated with digital media content agreements with initial terms greater than one year. Excludes approximately $5.9 billion of income tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2024 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025, as supplemented by the following:
Since March 2020, private litigants, state Attorneys General, and the Federal Trade Commission have filed cases in the U.S., Canada, and the United Kingdom alleging, among other things: price fixing arrangements between each of Amazon and its vendors and Amazon and its third-party sellers; abuse of dominance, monopolization, and attempted monopolization; and consumer protection and unjust enrichment claims, in violation of federal and state antitrust, state consumer protection, and

Canadian and U.K. antitrust laws. The first of these complaints was Frame-Wilson v. Amazon.com, Inc., which was filed in the United States District Court for the Western District of Washington (“W.D. Wash.”). These complaints seek billions of dollars of alleged damages, treble damages, punitive damages, injunctive relief, structural relief, civil penalties, attorneys’ fees, and costs. Some of the private plaintiff cases include allegations of distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. Some of the cases include allegations that Amazon has a monopoly in markets for online superstores, marketplace services, or intermediation services and that we unlawfully engage in anticompetitive practices relating to our pricing policies, selection of the Featured Offers, use of seller data, advertising practices, the structure of Prime, and promotion of our own products on our website. In the U.S., most of Amazon’s motions to dismiss were granted in part, but in each case, at least some of the claims survived. In Canada, class certification was denied in a case before the Federal Court of Canada, finding that plaintiffs had not stated a viable claim, and plaintiffs’ appeal of that ruling is pending. Two Canadian class actions before other courts are pre-certification. In the United Kingdom, two class actions have been certified and a third is pre-certification. In the U.S., one class action has been certified, and three others are pre-certification. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In December 2021, the Italian Competition Authority (the “ICA”) issued a decision against Amazon Services Europe S.à r.l., Amazon Europe Core S.à r.l., Amazon EU S.à r.l., Amazon Italia Services S.r.l., and Amazon Italia Logistica S.r.l. claiming that certain of our marketplace and logistics practices in Italy infringe EU competition rules. The decision imposes remedial actions and a fine of €1.13 billion, which we have paid and will seek to recover pending conclusion of all appeals. In September 2025, the Italian Administrative Tribunal (the “TAR”) affirmed the ICA’s decision but reduced the fine to €752 million. We believe the TAR’s ruling affirming the ICA’s decision to be without merit and will continue to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”

Note 5 — DEBT
As of September 30, 2025, we had $54.3 billion of unsecured senior notes outstanding (the “Notes”). Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2024	September 30, 2025
2014 Notes issuance of $6.0 billion	2034 - 2044	4.80% - 4.95%	4.93% - 5.12%	2,750	2,750
2017 Notes issuance of $17.0 billion	2027 - 2057	3.15% - 4.25%	3.25% - 4.33%	13,000	12,000
2020 Notes issuance of $10.0 billion	2027 - 2060	1.20% - 2.70%	1.26% - 2.77%	9,000	7,750
2021 Notes issuance of $18.5 billion	2026 - 2061	1.00% - 3.25%	1.14% - 3.31%	15,000	15,000
April 2022 Notes issuance of $12.8 billion	2027 - 2062	3.30% - 4.10%	3.40% - 4.15%	11,250	9,750
December 2022 Notes issuance of $8.3 billion	2025 - 2032	4.55% - 4.70%	4.61% - 4.74%	7,000	7,000
Other long-term debt				—	847
Total face value of long-term debt				58,000	55,097
Unamortized discount and issuance costs, net				(360)	(358)
Less: current portion of long-term debt				(5,017)	(3,997)
Long-term debt				$52,623	$50,742
___________________
(1) The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, and December 2022 Notes were 14.6, 15.7, 18.4, 13.4, 14.0, and 3.9 years as of September 30, 2025. The combined weighted-average remaining life of the Notes was 13.6 years as of September 30, 2025.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $50.2 billion and $47.9 billion as of December 31, 2024 and September 30, 2025, which is based on quoted prices for our debt as of those dates.
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
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $30.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. In April 2025, we increased the size of the Commercial Paper Programs from $20.0 billion to $30.0 billion. There were no borrowings outstanding under the Commercial Paper Programs as of December 31, 2024 and September 30, 2025. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We have a $15.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), with a term that extends to November 2028 and may be extended for one or more additional one-year terms subject to approval by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2024 and September 30, 2025.
As of September 30, 2025, we had a $5.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “2024 Short-Term Credit Agreement”). The interest rate applicable to outstanding balances under the 2024 Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the 2024 Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion. There were no borrowings outstanding under the 2024 Short-Term Credit Agreement as of December 31, 2024 and September 30, 2025. In October 2025, we replaced the 2024 Short-Term Credit Agreement with a new $5.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders on substantially the same terms, which matures in October 2026 and may be extended for one additional period of 364 days subject to approval by the lenders.

We also utilize other short-term credit facilities for working capital purposes. There were $151 million and $220 million of borrowings outstanding under these facilities as of December 31, 2024 and September 30, 2025, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $10.6 billion of unused letters of credit as of September 30, 2025.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration. There were no repurchases of our common stock during the nine months ended September 30, 2024 or 2025. As of September 30, 2025, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years. The majority of restricted stock unit awards are granted at the date of hire or in Q2 as part of the annual compensation review and primarily vest quarterly in the relevant compensation year.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.9 billion and 11.0 billion as of December 31, 2024 and September 30, 2025. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Cost of sales	$193	$197	$633	$595
Fulfillment	696	685	2,276	2,062
Technology and infrastructure	2,961	2,697	9,403	8,412
Sales and marketing	1,012	832	3,168	2,692
General and administrative	471	436	1,536	1,309
Total stock-based compensation expense	$5,333	$4,847	$17,016	$15,070
The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2025 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2024	283.1	$145
Units granted	106.6	198
Units vested	(93.9)	137
Units forfeited	(27.7)	153
Outstanding as of September 30, 2025	268.1	168
Scheduled vesting for outstanding restricted stock units as of September 30, 2025, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Scheduled vesting — restricted stock units	44.5	112.8	70.9	29.7	8.3	1.9	268.1
As of September 30, 2025, there was $20.1 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.0 year.

Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Total beginning stockholders’ equity	$236,447	$333,775	$201,875	$285,970

Beginning common stock	110	112	109	111
Stock-based compensation and issuance of employee benefit plan stock	—	—	1	1
Ending common stock	110	112	110	112

Beginning and ending treasury stock	(7,837)	(7,837)	(7,837)	(7,837)

Beginning additional paid-in capital	110,633	130,923	99,025	120,864
Stock-based compensation and issuance of employee benefit plan stock	5,301	4,756	16,909	14,815
Ending additional paid-in capital	115,934	135,679	115,934	135,679

Beginning accumulated other comprehensive income (loss)	(3,993)	2,420	(3,040)	(34)
Other comprehensive income (loss)	2,075	9,913	1,122	12,367
Ending accumulated other comprehensive income (loss)	(1,918)	12,333	(1,918)	12,333

Beginning retained earnings	137,534	208,157	113,618	172,866
Net income	15,328	21,187	39,244	56,478
Ending retained earnings	152,862	229,344	152,862	229,344

Total ending stockholders’ equity	$259,151	$369,631	$259,151	$369,631
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
The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The 2025 Tax Act increased our income tax provision for the nine months ended September 30, 2025, primarily due to a decrease in the foreign income deduction, and will significantly decrease our cash taxes in 2025.
For 2025, we estimate that our effective tax rate will be favorably impacted by the U.S. federal research and development credit and adversely affected by state income taxes.
Our income tax provision for the nine months ended September 30, 2024 was $6.9 billion, which included $2.4 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. Our income tax provision for the nine months ended September 30, 2025 was $14.1 billion, which included $354 million of net discrete tax expense primarily attributable to the net gains from our investments in Anthropic, partially offset by excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $2.0 billion and $1.1 billion in Q3 2024 and Q3 2025, and $8.2 billion and $6.8 billion for the nine months ended September 30, 2024 and 2025.
As of December 31, 2024 and September 30, 2025, income tax contingencies were approximately $6.5 billion and $5.9 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
North America
Net sales	$95,537	$106,267	$271,911	$299,222
Operating expenses	89,874	101,478	256,200	281,075
Operating income	$5,663	$4,789	$15,711	$18,147

International
Net sales	$35,888	$40,896	$99,486	$111,170
Operating expenses	34,587	39,697	97,009	107,460
Operating income	$1,301	$1,199	$2,477	$3,710

AWS
Net sales	$27,452	$33,006	$78,770	$93,146
Operating expenses	17,005	21,572	49,568	60,005
Operating income	$10,447	$11,434	$29,202	$33,141

Consolidated
Net sales	$158,877	$180,169	$450,167	$503,538
Operating expenses	141,466	162,747	402,777	448,540
Operating income	17,411	17,422	47,390	54,998
Total non-operating income (expense)	626	10,748	(1,125)	15,708
Provision for income taxes	(2,706)	(6,910)	(6,940)	(14,141)
Equity-method investment activity, net of tax	(3)	(73)	(81)	(87)
Net income	$15,328	$21,187	$39,244	$56,478

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Net Sales:
Online stores (1)	$61,411	$67,407	$171,473	$186,299
Physical stores (2)	5,228	5,578	15,636	16,706
Third-party seller services (3)	37,864	42,486	108,661	119,346
Advertising services (4)	14,331	17,703	38,926	47,318
Subscription services (5)	11,278	12,574	32,866	36,497
AWS	27,452	33,006	78,770	93,146
Other (6)	1,313	1,415	3,835	4,226
Consolidated	$158,877	$180,169	$450,167	$503,538
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
Total segment assets reconciled to consolidated amounts are as follows (in millions):

	December 31, 2024	September 30, 2025
North America (1)	$210,120	$227,984
International (1)	69,487	79,221
AWS (2)	155,953	223,729
Corporate	189,334	196,987
Consolidated	$624,894	$727,921
___________________
(1)North America and International segment assets primarily consist of property and equipment, operating leases, inventory, accounts receivable, and digital video and music content.
(2)AWS segment assets primarily consist of property and equipment, accounts receivable, and operating leases.

Property and equipment, net by segment is as follows (in millions):

	December 31, 2024	September 30, 2025
North America	$103,041	$115,661
International	25,618	29,488
AWS	110,683	165,106
Corporate	13,323	14,180
Consolidated	$252,665	$324,435
Total net additions to property and equipment include technology infrastructure assets and the effect of non-cash activity such as property and equipment acquired but not yet paid.
Total net additions to property and equipment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
North America (1)	$6,522	$8,638	$16,602	$25,006
International (1)	2,185	1,439	4,422	5,476
AWS (2)	14,341	28,301	35,023	64,808
Corporate	349	507	1,101	1,805
Consolidated	$23,397	$38,885	$57,148	$97,095
___________________
(1)Includes property and equipment added under finance leases of $182 million and $432 million in Q3 2024 and Q3 2025, and $324 million and $507 million for the nine months ended September 30, 2024 and 2025.
(2)Includes property and equipment added under finance leases of $4 million and $545 million in Q3 2024 and Q3 2025, and $85 million and $1.5 billion for the nine months ended September 30, 2024 and 2025.
Depreciation and amortization expense on property and equipment, including corporate property and equipment, are allocated to all segments based on usage.
Total depreciation and amortization expense, by segment, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
North America	$3,611	$4,001	$10,501	$11,273
International	1,164	1,276	3,267	3,592
AWS	3,541	5,648	9,458	14,882
Consolidated	$8,316	$10,925	$23,226	$29,747

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2025, we would have recorded an additional cost of sales of approximately $435 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2024	2025	2024	2025	2024	2025
Cash provided by (used in):
Operating activities	$25,971	$35,525	$70,241	$85,055	$112,706	$130,691
Investing activities	(16,899)	(26,073)	(56,899)	(95,300)	(69,500)	(132,743)
Financing activities	(2,758)	(44)	(8,504)	(2,630)	(15,250)	(5,938)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $101.2 billion and $94.2 billion as of December 31, 2024 and September 30, 2025. Amounts held in foreign currencies were $25.5 billion and $20.4 billion as of December 31, 2024 and September 30, 2025. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $26.0 billion and $35.5 billion for Q3 2024 and Q3 2025, and $70.2 billion and $85.1 billion for the nine months ended September 30, 2024 and 2025. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow for the trailing twelve months ended September 30, 2025, compared to the comparable prior year period, was due to an increase in net income, excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates. We expect to use cash on hand to satisfy the settlement of the FTC lawsuit.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(16.9) billion and $(26.1) billion for Q3 2024 and Q3 2025, and $(56.9) billion and $(95.3) billion for the nine months ended September 30, 2024 and 2025, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $21.3 billion and $34.2 billion during Q3 2024 and Q3 2025, and $51.6 billion and $89.9 billion for the nine months ended September 30, 2024 and 2025, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network, both of which we expect to increase in 2025 and 2026. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $622 million and $786 million during Q3 2024 and Q3 2025, and $4.5 billion and $2.4 billion for the nine months ended

September 30, 2024 and 2025, which primarily reflect investments in convertible notes from Anthropic, including $1.3 billion we invested in Q2 2025. Furthermore, we will invest an additional $1.4 billion in another convertible note in Q4 2025.
Cash provided by (used in) financing activities was $(2.8) billion and $(44) million for Q3 2024 and Q3 2025, and $(8.5) billion and $(2.6) billion for the nine months ended September 30, 2024 and 2025. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $1.7 billion and $3.2 billion for Q3 2024 and Q3 2025, and $2.6 billion and $7.9 billion for the nine months ended September 30, 2024 and 2025. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $4.5 billion and $3.3 billion for Q3 2024 and Q3 2025, and $11.1 billion and $10.5 billion for the nine months ended September 30, 2024 and 2025. Property and equipment acquired under finance leases was $186 million and $977 million during Q3 2024 and Q3 2025, and $409 million and $2.0 billion for the nine months ended September 30, 2024 and 2025.
We had no borrowings outstanding under the two unsecured revolving credit facilities or the commercial paper programs as of September 30, 2025. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by accelerated depreciation deductions and the resulting U.S. tax liability is reduced by tax credits, primarily related to the U.S. federal research and development credit. The 2025 Tax Act makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The 2025 Tax Act will significantly decrease our cash taxes in 2025. Cash paid for U.S. (federal and state) and foreign income taxes (net of refunds) totaled $2.0 billion and $1.1 billion for Q3 2024 and Q3 2025, and $8.2 billion and $6.8 billion for the nine months ended September 30, 2024 and 2025.
As of December 31, 2024 and September 30, 2025, restricted cash, cash equivalents, and marketable securities were $3.5 billion. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including changes in inflation and interest rates, global economic and geopolitical developments, including unpredictable shifts in global tariff and trade policies, and the development and adoption of technologies and services, including artificial intelligence, have direct and indirect impacts on our results of operations that are difficult to predict, isolate, and quantify. These could affect customer demand for our products and services, our ability to forecast growth needs, expenses, and benefits from new technologies. We expect some or all of them to continue to impact our operations into Q4 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Net Sales:
North America	$95,537	$106,267	$271,911	$299,222
International	35,888	40,896	99,486	111,170
AWS	27,452	33,006	78,770	93,146
Consolidated	$158,877	$180,169	$450,167	$503,538
Year-over-year Percentage Growth:
North America	9%	11%	10%	10%
International	12	14	9	12
AWS	19	20	18	18
Consolidated	11	13	11	12
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	9%	11%	10%	10%
International	12	10	11	10
AWS	19	20	18	18
Consolidated	11	12	12	12
Net Sales Mix:
North America	60%	59%	60%	59%
International	23	23	22	22
AWS	17	18	18	19
Consolidated	100%	100%	100%	100%
Sales increased 13% in Q3 2025, and 12% for the nine months ended September 30, 2025 compared to the comparable prior year periods. Changes in foreign exchange rates increased net sales by $1.5 billion for Q3 2025, and by $1.6 billion for the nine months ended September 30, 2025. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 11% in Q3 2025, and 10% for the nine months ended September 30, 2025 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates did not significantly impact North America net sales for Q3 2025, but reduced North America net sales by $611 million for the nine months ended September 30, 2025.

International sales increased 14% in Q3 2025, and 12% for the nine months ended September 30, 2025 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates increased International net sales by $1.5 billion for Q3 2025, and by $2.2 billion for the nine months ended September 30, 2025.
AWS sales increased 20% in Q3 2025, and 18% for the nine months ended September 30, 2025 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes primarily driven by long-term customer contracts.
Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Operating Expenses:
Cost of sales	$80,977	$88,670	$227,395	$246,455
Fulfillment	24,660	27,679	70,543	78,248
Technology and infrastructure	22,245	28,962	64,973	79,122
Sales and marketing	10,609	11,686	30,783	32,865
General and administrative	2,713	2,875	8,496	8,468
Other operating expense (income), net	262	2,875	587	3,382
Total operating expenses	$141,466	$162,747	$402,777	$448,540
Year-over-year Percentage Growth (Decline):
Cost of sales	8%	10%	7%	8%
Fulfillment	11	12	9	11
Technology and infrastructure	5	30	2	22
Sales and marketing	1	10	(2)	7
General and administrative	6	6	(4)	—
Other operating expense (income), net	8	994	(4)	476
Percent of Net Sales:
Cost of sales	51.0%	49.2%	50.5%	48.9%
Fulfillment	15.5	15.4	15.7	15.5
Technology and infrastructure	14.0	16.1	14.4	15.7
Sales and marketing	6.7	6.5	6.8	6.5
General and administrative	1.7	1.6	1.9	1.7
Other operating expense (income), net	0.2	1.6	0.1	0.7
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in Q3 2025 and for the nine months ended September 30, 2025, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by operational efficiencies. Changes in foreign exchange rates increased cost of sales by $929 million for Q3 2025, and by $917 million for the nine months ended September 30, 2025.
Shipping costs were $23.5 billion and $25.3 billion in Q3 2024 and Q3 2025, and $67.3 billion and $71.2 billion for the nine months ended September 30, 2024 and 2025. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in Q3 2025 and for the nine months ended September 30, 2025, compared to the comparable prior year periods, is primarily due to increased sales and investments in our fulfillment network, partially offset by operational efficiencies. Changes in foreign exchange rates increased fulfillment costs by $214 million for Q3 2025, and by $209 million for the nine months ended September 30, 2025.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add employees and infrastructure. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in Q3 2025 and for the nine months ended September 30, 2025, compared to the comparable prior year periods, is primarily due to an increase in spending on infrastructure, including depreciation and amortization, and severance costs. Changes in foreign exchange rates increased technology and infrastructure costs by $128 million for Q3 2025, but did not significantly impact technology and infrastructure costs for the nine months ended September 30, 2025. We currently expense the majority of the costs associated with the development of our satellite network for global broadband service (including production, launch, and payroll costs, and launch services deposits upon launch). We will capitalize certain of these costs once the service achieves commercial viability, including sales to customers. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2024 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
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
The increase in sales and marketing costs in Q3 2025, compared to the comparable prior year period, is primarily due to severance costs and increased advertising expenses. The increase in sales and marketing costs for the nine months ended September 30, 2025, compared to the comparable prior year period, is primarily due to increased advertising expenses.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
The increase in general and administrative costs in Q3 2025, compared to the comparable prior year period, is primarily due to severance costs. General and administrative costs for the nine months ended September 30, 2025 did not significantly change compared to the comparable prior year period.
Other Operating Expense (Income), Net
Other operating expense (income), net was $262 million and $2.9 billion for Q3 2024 and Q3 2025, and $587 million and $3.4 billion for the nine months ended September 30, 2024 and 2025, and other than including the settlement of a lawsuit with the FTC for the three and nine months ended September 30, 2025, was primarily related to asset impairments and the amortization of intangible assets.
Operating Income
Operating income by segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Operating Income
North America	$5,663	$4,789	$15,711	$18,147
International	1,301	1,199	2,477	3,710
AWS	10,447	11,434	29,202	33,141
Consolidated	$17,411	$17,422	$47,390	$54,998
Operating income was $17.4 billion in Q3 2024 and Q3 2025, and $47.4 billion for the nine months ended September 30, 2024 and $55.0 billion for the nine months ended September 30, 2025. Operating income in Q3 2025 includes charges of $2.5 billion related to the settlement of a lawsuit with the FTC and $1.8 billion of estimated severance costs primarily related to planned role eliminations. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services. For more information on the operating expenses that impact segment operating income, see “Operating Expenses” and the descriptions of operating expense line item changes on pages 27 to 29, and “Note 8 — Segment Information” on page 19.
The decrease in North America operating income in Q3 2025, compared to the comparable prior year period, is primarily due to increased other operating, fulfillment, technology and infrastructure, and shipping costs, inclusive of the FTC settlement and severance costs, partially offset by increased unit sales and increased advertising sales. The increase in North America operating income for the nine months ended September 30, 2025, compared to the comparable prior year period, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment, technology and infrastructure, other operating, and shipping costs. Changes in foreign exchange rates did not significantly impact operating income for Q3 2025, but negatively impacted operating income by $131 million for the nine months ended September 30, 2025.
The decrease in International operating income in Q3 2025, compared to the comparable prior year period, is primarily due to increased shipping and fulfillment costs, inclusive of severance costs, partially offset by increased unit sales and increased advertising sales. The increase in International operating income for the nine months ended September 30, 2025, compared to the comparable prior year period, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment and shipping costs. Changes in foreign exchange rates positively impacted operating income by $302 million for Q3 2025, and by $584 million for nine months ended September 30, 2025.
The increase in AWS operating income in Q3 2025, compared to the comparable prior year period, is primarily due to increased sales, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth and severance costs. The increase in AWS operating income for the nine months ended September

30, 2025, compared to the comparable prior year period, is primarily due to increased sales, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth. Changes in foreign exchange rates negatively impacted operating income by $120 million for Q3 2025, and by $118 million for the nine months ended September 30, 2025.
Interest Income and Expense
Our interest income was $1.3 billion and $1.1 billion during Q3 2024 and Q3 2025, and $3.4 billion and $3.3 billion for the nine months ended September 30, 2024 and 2025, primarily due to a higher average balance of invested funds at prevailing rates. We generally invest our excess cash in investment grade short- to intermediate-term marketable debt securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $603 million and $538 million during Q3 2024 and Q3 2025, and $1.8 billion and $1.6 billion for the nine months ended September 30, 2024 and 2025, and was primarily related to debt and finance leases. See Item 1 of Part I, “Financial Statements — Note 3 — Leases and Note 5 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(27) million and $10.2 billion during Q3 2024 and Q3 2025, and $(2.7) billion and $14.1 billion for the nine months ended September 30, 2024 and 2025. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, foreign currency, and reclassification adjustments for gains (losses) on available-for-sale debt securities. The net loss of $(2.7) billion for the nine months ended September 30, 2024 is primarily from the marketable securities loss from our equity investment in Rivian. The net gain of $10.2 billion in Q3 2025 and $14.1 billion for the nine months ended September 30, 2025 is primarily from an upward adjustment for observable changes in price relating to our nonvoting preferred stock in Anthropic, and the reclassification adjustments for the gains on available-for-sale debt securities from the portions of our convertible notes investments in Anthropic that were converted to nonvoting preferred stock during Q3 2025 and for the nine months ended September 30, 2025.
Income Taxes
Our income tax provision for the nine months ended September 30, 2024 was $6.9 billion, which included $2.4 billion of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. Our income tax provision for the nine months ended September 30, 2025 was $14.1 billion, which included $354 million of net discrete tax expense primarily attributable to the net gains from our investments in Anthropic, partially offset by excess tax benefits from stock-based compensation. The 2025 Tax Act increased our income tax provision for the nine months ended September 30, 2025, primarily due to a decrease in the foreign income deduction. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Free cash flow and the effect of foreign exchange rates on our consolidated statements of operations meet the definition of non-GAAP financial measures.

Free Cash Flow
Our financial focus is on long-term, sustainable growth in free cash flow. We provide a free cash flow measure because we believe it provides additional perspective on the impact of acquiring property and equipment with cash. Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2024 and 2025 (in millions):

	Twelve Months Ended September 30,
	2024	2025
Net cash provided by (used in) operating activities	$112,706	$130,691
Purchases of property and equipment, net of proceeds from sales and incentives	(64,959)	(115,903)
Free cash flow	$47,747	$14,788

Net cash provided by (used in) investing activities	$(69,500)	$(132,743)
Net cash provided by (used in) financing activities	$(15,250)	$(5,938)
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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2024			2025			2024			2025
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$158,877	$233	$159,110	$180,169	$(1,511)	$178,658	$450,167	$1,438	$451,605	$503,538	$(1,586)	$501,952
Operating expenses	141,466	249	141,715	162,747	(1,382)	161,365	402,777	1,555	404,332	448,540	(1,251)	447,289
Operating income	17,411	(16)	17,395	17,422	(129)	17,293	47,390	(117)	47,273	54,998	(335)	54,663
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on October 30, 2025, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 30, 2025, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic and geopolitical conditions, tariff and trade policies, and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Fourth Quarter 2025 Guidance
•Net sales are expected to be between $206.0 billion and $213.0 billion, or to grow between 10% and 13% compared with fourth quarter 2024. This guidance anticipates a favorable impact of approximately 190 basis points from foreign exchange rates.
•Operating income is expected to be between $21.0 billion and $26.0 billion, compared with $21.2 billion in fourth quarter 2024.
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
Foreign Exchange Risk
During Q3 2025, net sales from our International segment accounted for 23% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q3 2025 increased by $1.5 billion in comparison with Q3 2024.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2025, of $20.4 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.0 billion, $2.0 billion, and $4.1 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of September 30, 2025, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $350 million, $700 million, and $1.4 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of September 30, 2025, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $46.9 billion. Our equity and equity warrant investments in publicly traded companies, which include our equity investment in Rivian, represent $4.8 billion of our investments as of September 30, 2025, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies, which primarily include our equity investment in Anthropic, for observable price changes or impairments. We record our available-for-sale convertible debt investments in private companies at fair value, which primarily relate to Anthropic. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
2025 Revolving Credit Agreement
The information set forth below is included for the purpose of providing disclosure under “Item 1.01 — Entry into a Material Definitive Agreement,” “Item 1.02 — Termination of a Material Definitive Agreement,” and “Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.
On October 29, 2025, Amazon.com, Inc. (the “Company”), Citibank N.A., as administrative agent, and the lenders party thereto entered into a 364-day revolving credit agreement (the “2025 Short-Term Credit Agreement”). The 2025 Short-Term Credit Agreement replaces, on substantially the same terms, the prior $5.0 billion 364-day revolving credit agreement entered into by the Company, Citibank, N.A., and other lenders on October 30, 2024, which was terminated on October 29, 2025. The 2025 Short-Term Credit Agreement provides the Company with an unsecured revolving credit facility with a borrowing capacity of up to $5.0 billion. The term of the 2025 Short-Term Credit Agreement is 364 days, but it may be extended for an additional period of 364 days subject to approval by the lenders.
The interest rate applicable to outstanding balances under the 2025 Short-Term Credit Agreement is the applicable benchmark rate specified in the agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility.
Borrowings under the 2025 Short-Term Credit Agreement will be used for general corporate purposes, including backstopping any notes that the Company may issue under its commercial paper program.
The 2025 Short-Term Credit Agreement contains customary representations and warranties, covenants, and events of default, but does not contain financial covenants. Upon an event of default that is not cured within the applicable grace periods or waived, any unpaid amounts under the 2025 Short-Term Credit Agreement may be declared immediately due and payable and the commitments may be terminated.
The financial institutions party to the 2025 Short-Term Credit Agreement and their respective affiliates are full service financial institutions engaged in various activities, which may include sales and trading, commercial and investment banking, advisory, investment management, investment research, principal investment, hedging, market making, brokerage, and other financial and non-financial activities and services. Certain of these financial institutions and their respective affiliates have provided, and may in the future provide, a variety of these services to the Company and to persons and entities with relationships with the Company, for which they received or will receive customary fees and expenses.
The foregoing description of the 2025 Short-Term Credit Agreement is qualified in its entirety by the terms of such agreement, which is filed hereto as Exhibit 10.1 and incorporated herein by reference.

Trading Arrangements
None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 27, 2022).

3.2	Amended and Restated Bylaws of Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2024).

10.1	364-Day Revolving Credit Agreement, dated as of October 29, 2025, among Amazon.com, Inc., Citibank N.A., as administrative agent, and the lenders party thereto.

31.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: October 30, 2025