Form 10-K
period 2025-12-31
AMAZON COM INC
filed 2026-02-06
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025	$2,118,061,430,046
Number of shares of common stock outstanding as of January 28, 2026	10,734,920,870
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2025

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
Developers and Enterprises
We serve developers and enterprises of all sizes, including start-ups, government agencies, and academic institutions, through AWS, which offers a broad set of on-demand technology services, including compute, storage, database, analytics, artificial intelligence and machine learning, and other services.
Content Creators
We offer programs that allow authors, independent publishers, musicians, filmmakers, Twitch streamers, skill and app developers, and others to publish and sell content.
Advertisers
We provide advertising services to sellers, vendors, publishers, authors, and others, through programs such as sponsored ads, display, and video advertising.

Competition
Our businesses encompass a large variety of product types, service offerings, and delivery channels. The worldwide marketplace in which we compete is evolving rapidly and intensely competitive, and we face a broad array of competitors from many different industry sectors around the world. Our current and potential competitors include: (1) physical, e-commerce, and omnichannel retailers, publishers, vendors, distributors, manufacturers, and producers of the products we offer and sell to consumers and businesses; (2) publishers, producers, and distributors of physical, digital, and interactive media of all types and all distribution channels; (3) web search engines, comparison shopping websites, social networks, web portals, virtual assistants, and other online and app-based means of discovering, using, or acquiring goods and services, either directly or in collaboration with other retailers, including through artificial intelligence; (4) companies that provide e-commerce services, including website development and hosting, omnichannel sales, inventory and supply chain management, advertising, fulfillment, customer service, and payment processing; (5) companies that provide fulfillment and logistics services for themselves or for third parties, whether online or offline; (6) companies that provide information technology services or products, including on-premises or cloud-based infrastructure, tools and services relating to artificial intelligence, and other services; (7) companies that design, manufacture, market, or sell consumer electronics, communications, and other electronic devices and services; (8) companies that sell grocery products online and in physical stores; (9) companies that provide advertising services, whether in digital or other formats; and (10) providers of virtual or in-person healthcare services. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and enterprise services include the quality, speed, and reliability of our services and tools, as well as customers’ ability and willingness to change business practices. Some of our current and potential competitors have greater resources, longer histories, more customers, greater brand recognition, and greater control over inputs critical to our various businesses. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, lock-in potential customers with restrictive terms, and devote more resources to technology, infrastructure, fulfillment, and marketing. The internet and other technologies including artificial intelligence facilitate competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser-known businesses to compete against us. Each of our businesses is also subject to rapid change and the development of new business models and the entry of new and well-funded competitors. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
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
Human Capital
Our employees are critical to our mission of being Earth’s most customer-centric company. As of December 31, 2025, we employed approximately 1,576,000 full-time and part-time employees. Additionally, we use independent contractors and temporary personnel to supplement our workforce. Competition for qualified personnel is intense, particularly for software engineers, computer scientists, and other technical staff (including for artificial intelligence and machine learning technologies), and constrained labor markets have increased competition for personnel across other parts of our business.
We strive to be Earth’s best employer. We rely on numerous and evolving initiatives to implement this objective and invent mechanisms for talent development, including competitive pay and benefits, flexible work arrangements, and skills training and educational programs such as Amazon Career Choice (education funding for eligible employees). Over 300,000 Amazon employees around the world have participated in Career Choice. We also continue to inspect and refine the mechanisms we use to hire, develop, evaluate, and retain our employees. In addition, safety is integral to everything we do at Amazon and we continue to invest in safety improvements such as capital improvements, new safety technology, vehicle safety controls, and engineering ergonomic solutions. Our safety team is dedicated to using the science of safety to solve complex problems and establish new industry best practices. We also provide mentorship and support resources to our employees, and have deployed numerous programs that advance employee engagement, communication, and feedback.

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
Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 28, 2026:
Information About Our Executive Officers

Name	Age	Position
Jeffrey P. Bezos	62	Executive Chair
Andrew R. Jassy	58	President and Chief Executive Officer
Matthew S. Garman	49	CEO Amazon Web Services
Douglas J. Herrington	59	CEO Worldwide Amazon Stores
Brian T. Olsavsky	62	Senior Vice President and Chief Financial Officer
Shelley L. Reynolds	61	Vice President, Worldwide Controller, and Principal Accounting Officer
David A. Zapolsky	62	Senior Vice President, Chief Global Affairs & Legal Officer
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
Shelley L. Reynolds. Ms. Reynolds has served as Vice President, Worldwide Controller, and Principal Accounting Officer since April 2007.
David A. Zapolsky. Mr. Zapolsky has served as Senior Vice President, Chief Global Affairs & Legal Officer since February 2025. He served as our Senior Vice President, Global Public Policy and General Counsel from May 2023 to February 2025, Secretary from September 2012 to January 2024, Senior Vice President and General Counsel from May 2014 to May 2023, Vice President and General Counsel from September 2012 to May 2014, and as Vice President and Associate General Counsel for Litigation and Regulatory matters from April 2002 until September 2012.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	62	Executive Chair
Andrew R. Jassy	58	President and Chief Executive Officer
Keith B. Alexander	74	Former Chair and CEO of IronNet, Inc.
Edith W. Cooper	64	Former Executive Vice President, Goldman Sachs Group, Inc.
Jamie S. Gorelick	75	Senior Counsel, Wilmer Cutler Pickering Hale and Dorr LLP
Daniel P. Huttenlocher	67	Dean, MIT Schwarzman College of Computing
Andrew Y. Ng	49	Managing General Partner, AI Fund, L.P.
Indra K. Nooyi	70	Former Chair and CEO, PepsiCo, Inc.
Jonathan J. Rubinstein	69	Former co-CEO, Bridgewater Associates, LP
Brad D. Smith	61	President, Marshall University
Patricia Q. Stonesifer	69	Former President and Chief Executive Officer, Martha’s Table
Wendell P. Weeks	66	Chairman, CEO, and President, Corning Incorporated

Item 1A.	Risk Factors
Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition to the factors discussed in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below, global economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of the risks discussed below. Many of the risks discussed below also impact our customers, including third-party sellers, which could indirectly have a material adverse effect on us. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past.
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
Competition continues to intensify, including with the development of new business models and the entry of new and well-funded competitors, and as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, web and infrastructure computing services, practical applications of artificial intelligence and machine learning, digital content, satellites, and electronic devices continue to increase our competition. The internet and other technologies including artificial intelligence facilitate competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser-known businesses to compete against us. As a result of competition, our product and service offerings may not be successful, we may fail to gain or may lose business, and we may be required to increase our spending or lower prices, any of which could materially reduce our sales and profits.
Our Expansion into New Products, Services, Technologies, and Geographic Regions Subjects Us to Additional Risks
We may have limited or no experience in our newer market segments, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience, or are otherwise impacted by, service disruptions, delays, setbacks, or failures or quality issues. In addition, profitability or other intended benefits, if any, in our newer activities (including development and adoption of automation, artificial intelligence, and machine learning technologies for customer and internal use), may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them, which investments are often significant. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off. In addition, our sustainability initiatives may be unsuccessful for a variety of reasons, including if we are unable to realize the expected benefits of new technologies or if we do not successfully plan or execute new strategies, which could harm our business or damage our reputation.
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
Operating Risks
Our Expansion Places a Significant Strain on our Management, Operational, Financial, and Other Resources
We are continuing to rapidly and significantly expand our global operations, including increasing our product and service offerings, scaling our infrastructure to support our retail and services businesses (including our technology infrastructure), and adopting and utilizing artificial intelligence and machine learning technologies. The complexity of the current scale of our business can place significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions, and our expansion increases these factors. Failure to manage growth effectively could damage our reputation, limit our growth, and negatively affect our operating results.
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
•the extent to which operators of networks, systems, and services between us and customers successfully divert customers from or charge fees to access our stores and service offerings;
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
We Could Be Harmed by Data Loss or Other Security Incidents
Because we collect, process, store, and transmit large amounts of data, including confidential, classified, sensitive, proprietary, and business and personal information, failure to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting our or our vendors’ or customers’ technology, products, and systems, could: expose us or our customers to a risk of loss, disclosure, or misuse of such information; adversely affect our operating results; result in litigation, liability, or regulatory action (including under laws related to privacy, data use, data protection, data security, network security, and consumer protection); deter customers or sellers from using our stores, products, and services; and otherwise harm our business and reputation. We use third-party technology and systems for a variety of reasons, including, without limitation, artificial intelligence technologies, encryption and authentication technology, employee email and other communication technologies, content delivery to customers, back-office support, and other functions. Some of our systems have experienced past security incidents, and, although they did not have a material adverse effect on our operating results, there can be no assurance that future incidents will not have material adverse effects on our operations or financial results. Although we have developed systems and processes that are designed to protect customer data and prevent, detect, or mitigate such incidents, including systems and processes designed to reduce the impact of a security incident at a third-party vendor or customer, such measures cannot provide absolute security and may fail to operate as intended or be circumvented, including by use of developing technologies such as artificial intelligence.
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
The Loss of Key Senior Management Personnel or the Failure to Hire and Retain Highly Skilled and Other Personnel Could Negatively Affect Our Business
We depend on our senior management and other key personnel, including our President and CEO. We do not have “key person” life insurance policies. We also rely on other highly skilled personnel. Competition for qualified personnel in the industries in which we operate, as well as senior management, has historically been intense. For example, we experience significant competition in the technology industry, particularly for software engineers, computer scientists, and other technical staff (including for artificial intelligence and machine learning technologies). In addition, changes we make to our current and future work environments may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies’ policies, which could negatively impact our ability to hire and retain qualified personnel. The loss of any of our executive officers or other key employees, the failure to successfully transition key roles, or the inability to hire, train, retain, and manage qualified personnel, could harm our business.
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
We Have a Rapidly Evolving Business Model and Our Stock Price Is Highly Volatile
We have a rapidly evolving business model. The trading price of our common stock fluctuates significantly in response to, among other risks, the risks described elsewhere in this Item 1A, as well as:
•changes in interest rates;
•conditions or trends in the internet, other technologies including artificial intelligence, and the industry segments we operate in;
•quarterly variations in operating results;
•fluctuations in the stock market in general and market prices for technology-related companies in particular;
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
Legal and Regulatory Risks
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet, physical, e-commerce, and omnichannel retail, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, satellite communications services, healthcare, and other products and services that we offer or sell. These regulations and laws cover taxation, privacy, data use, data protection, data security, data localization, network security, consumer protection, pricing, content, copyrights, distribution, transportation, communications, electronic device certification, electronic waste, energy consumption, environmental and climate-related regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, insurance, unencumbered internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, healthcare, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data use, data protection, data security, data localization, network security, and consumer protection apply to aspects of our operations such as the internet, e-commerce, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, satellite communications services, and healthcare. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews, investigations, and other proceedings by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. For example, we face a number of open investigations based on claims that aspects of our operations infringe competition-related or consumer protection rules or regulations, including aspects of Amazon’s operation of its stores, including its fulfillment network and Prime, and certain aspects of AWS’s offering of cloud services. We strongly dispute these claims and intend to defend ourselves vigorously in these investigations. Similarly, we face investigations under a growing patchwork of laws and regulations governing the collection, use, and disclosure of data, the interpretation of which continues to evolve, leading to uncertainty about how regulators will view our privacy practices. In addition, regulators and lawmakers are increasingly focused on controlling additional aspects of the operations of technology companies and companies they have characterized to be online “gatekeepers” through the application of existing regulations and laws and the adoption of new regulations and laws, which increases our compliance costs and limits the operation of our business. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations. The media, political, and regulatory scrutiny we face, which may continue to increase, amplifies these risks.
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
We Face Additional Tax Liabilities and Collection Obligations
We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. For example, non-U.S. jurisdictions have proposed or enacted taxes on online advertising and marketplace service revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. In addition, the European Union and other countries (including those in which we operate) have enacted or may enact global minimum taxes, which may increase our tax expense.
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
We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. We also use systems and processes designed to reduce the impact of a security incident at a third-party vendor or customer. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including: artificial intelligence technologies; technology and systems we use for encryption and authentication; employee email and other communication technologies; content delivery to customers; back-office support; and other functions.
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

Item 2.	Properties
As of December 31, 2025, we operated the following facilities (in thousands):

Description of Use	Leased Square Footage (1)	Owned Square Footage	Location
Office space	31,028	9,160	North America
Office space	26,495	1,802	International
Physical stores (2)	23,932	706	North America
Physical stores (2)	148	—	International
Fulfillment, data centers, and other	474,128	45,803	North America
Fulfillment, data centers, and other	185,814	20,660	International
Total	741,545	78,131
 ___________________
(1)For leased properties, represents the total leased space excluding sub-leased space.
(2)This includes 615 North America and 8 International stores as of December 31, 2025.

Segment	Leased Square Footage (1)	Owned Square Footage (1)
North America	481,153	25,437
International	174,499	13,263
AWS	28,370	28,469
Total	684,022	67,169
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
Holders
As of January 28, 2026, there were 12,165 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results and outcomes could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates and energy prices, changes in global economic conditions, tariff and trade policies, resource and supply volatility, including for memory chips, and customer demand and spending, inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of claims, litigation, government investigations, and other proceedings, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, variability in demand, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, global economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”
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
Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow is driven primarily by increasing operating income and efficiently managing accounts receivable, inventory, accounts payable, and cash capital expenditures, including our decision to purchase or lease property and equipment. Increases in operating income primarily result from increases in sales of products and services and efficiently managing our operating costs, partially offset by investments we make in longer-term strategic initiatives, including capital expenditures focused on improving the customer experience. To increase sales of products and services, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery and performance times, increasing selection, producing original content, increasing product categories and service offerings, expanding product information, improving ease of use, improving reliability, and earning customer trust. See “Results of Operations — Non-GAAP Financial Measures” below for additional information on our non-GAAP free cash flow measure.
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
We expect spending in technology and infrastructure will increase over time, which can negatively impact short-term free cash flow, as we add infrastructure and employees, including to support our artificial intelligence and machine learning initiatives, to support long-term growth. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We seek to invest efficiently in several areas of technology and infrastructure, including AWS, and expansion of new and existing product categories and service offerings, as well as in infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power, data storage and analytics, improved wireless connectivity, and the practical applications of artificial intelligence and machine learning, will continue to improve users’ experience on the internet and increase its ubiquity in people’s lives. To best take advantage of these continued advances in technology, we are investing in AWS, which offers a broad set of on-demand technology services, including compute, storage, database, analytics, and machine learning, and other services to developers and enterprises of all sizes. We are also investing in initiatives to build and deploy innovative and efficient software and electronic devices as well as other initiatives including the development of a satellite network for global broadband service and autonomous vehicles for ride-hailing services.
We seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe this compensation model aligns the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 10.9 billion and 11.0 billion as of December 31, 2024 and 2025.
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
Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2025, we would have recorded an additional cost of sales of approximately $405 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Year Ended December 31,
	2024	2025
Cash provided by (used in):
Operating activities	$115,877	$139,514
Investing activities	(94,342)	(142,545)
Financing activities	(11,812)	9,661
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $101.2 billion and $123.0 billion as of December 31, 2024 and 2025. Amounts held in foreign currencies were $25.5 billion and $29.7 billion as of December 31, 2024 and 2025. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $115.9 billion and $139.5 billion in 2024 and 2025. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow in 2025, compared to the prior year, was due to an increase in net income (loss), excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(94.3) billion and $(142.5) billion in 2024 and 2025, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $77.7 billion, and $128.3 billion in 2024 and 2025, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network, both of which we expect to increase in 2026. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $7.1 billion and $3.8 billion in 2024 and 2025, which primarily reflect investments in convertible notes from Anthropic, PBC (“Anthropic”), including $2.7 billion we invested in 2025.
Cash provided by (used in) financing activities was $(11.8) billion and $9.7 billion in 2024 and 2025. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term-debt of $5.1 billion and $25.0 billion in 2024 and 2025. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $17.0 billion and $15.3 billion in 2024 and 2025. Property and equipment acquired under finance leases was $854 million and $2.9 billion in 2024 and 2025.
We had no borrowings outstanding under the two unsecured revolving credit facilities or the commercial paper programs as of December 31, 2025. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.
As of December 31, 2025, cash, cash equivalents, and marketable securities held by foreign subsidiaries were $7.1 billion. We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
Our U.S. taxable income is reduced by accelerated depreciation deductions and the resulting U.S. tax liability is reduced by tax credits, primarily related to the U.S. federal research and development credit. The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) made changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The 2025 Tax Act significantly decreased our cash taxes in 2025. Cash paid for U.S. (federal and state) and foreign income taxes (net of refunds) totaled $12.3 billion and $8.3 billion for 2024 and 2025. We expect the 2025 Tax Act to have a similar effect on our cash taxes in 2026. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 9 — Income Taxes” for additional cash taxes paid information.
As of December 31, 2024 and 2025, restricted cash, cash equivalents, and marketable securities were $3.5 billion and $3.3 billion. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” and “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
We believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, as well as our borrowing arrangements, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain finance and operating lease arrangements, enter into financing obligations, repurchase common stock, pay dividends, repurchase, refinance, or otherwise restructure our debt, or access capital through other financing arrangements for strategic reasons or to further strengthen our financial position.
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
Overview
Macroeconomic factors, including changes in inflation and interest rates, resource and supply volatility, global economic and geopolitical developments, including unpredictable shifts in global tariff and trade policies, and the development and adoption of technologies and services, including artificial intelligence, have direct and indirect impacts on our results of operations that are difficult to predict, isolate, and quantify. These could affect customer demand for our products and services, our ability to forecast growth needs, expenses, and benefits from new technologies. Further, we expect to continue making additional investments in our artificial intelligence initiatives. We expect some or all of these factors to continue to impact our results of operations into Q1 2026.
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

	Year Ended December 31,
	2024	2025
Net Sales:
North America	$387,497	$426,305
International	142,906	161,894
AWS	107,556	128,725
Consolidated	$637,959	$716,924
Year-over-year Percentage Growth:
North America	10%	10%
International	9	13
AWS	19	20
Consolidated	11	12
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	10%	10%
International	10	10
AWS	19	20
Consolidated	11	12
Net Sales Mix:
North America	61%	59%
International	22	23
AWS	17	18
Consolidated	100%	100%
Sales increased 12% in 2025, compared to the prior year. Changes in foreign exchange rates increased net sales by $4.4 billion in 2025. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 10% in 2025, compared to the prior year. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates reduced North America net sales by $454 million in 2025.
International sales increased 13% in 2025, compared to the prior year. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates increased International net sales by $4.9 billion in 2025.
AWS sales increased 20% in 2025, compared to the prior year. The sales growth primarily reflects increased customer usage, partially offset by pricing changes primarily driven by long-term customer contracts.
Operating Expenses
Information about operating expenses is as follows (in millions):

	Year Ended December 31,
	2024	2025
Operating Expenses:
Cost of sales	$326,288	$356,414
Fulfillment	98,505	109,074
Technology and infrastructure	88,544	108,521
Sales and marketing	43,907	47,129
General and administrative	11,359	11,172
Other operating expense (income), net	763	4,639
Total operating expenses	$569,366	$636,949
Year-over-year Percentage Growth (Decline):
Cost of sales	7%	9%
Fulfillment	9	11
Technology and infrastructure	3	23
Sales and marketing	(1)	7
General and administrative	(4)	(2)
Other operating expense (income), net	(1)	508
Percent of Net Sales:
Cost of sales	51.1%	49.7%
Fulfillment	15.4	15.2
Technology and infrastructure	13.9	15.1
Sales and marketing	6.9	6.6
General and administrative	1.8	1.6
Other operating expense (income), net	0.1	0.6
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in 2025, compared to the prior year, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by operational efficiencies. Changes in foreign exchange rates increased cost of sales by $2.8 billion in 2025.
Shipping costs were $95.8 billion and $102.7 billion in 2024 and 2025. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in 2025, compared to the prior year, is primarily due to increased sales and investments in our fulfillment network, partially offset by operational efficiencies. Changes in foreign exchange rates increased fulfillment costs by $609 million in 2025.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add infrastructure and employees, including to support our artificial intelligence and machine learning initiatives. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in 2025, compared to the prior year, is primarily due to an increase in spending on infrastructure, including depreciation and amortization. Changes in foreign exchange rates increased technology and infrastructure costs by $312 million in 2025. We currently expense the majority of the costs associated with the development of our satellite network for global broadband service (including production, launch, and payroll costs, and launch services deposits upon launch). We will capitalize certain of these costs once the service achieves commercial viability, including sales to customers.
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
The increase in sales and marketing costs in 2025, compared to the prior year, is primarily due to increased third-party advertising expenses. Changes in foreign exchange rates increased sales and marketing costs by $283 million in 2025.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

General and Administrative
General and administrative costs in 2025 did not significantly change compared to the prior year.
Other Operating Expense (Income), Net
Other operating expense (income), net was $763 million and $4.6 billion during 2024 and 2025. The increase in 2025 was primarily related to the settlement of a lawsuit with the Federal Trade Commission (the “FTC”) in Q3 2025, and also included the resolution of tax disputes associated with our stores business in Italy, and physical stores and other asset impairments.
Operating Income
Operating income by segment is as follows (in millions):

	Year Ended December 31,
	2024	2025
Operating Income
North America	$24,967	$29,619
International	3,792	4,750
AWS	39,834	45,606
Consolidated	$68,593	$79,975
Operating income was $68.6 billion and $80.0 billion for 2024 and 2025. Operating income for 2025 includes charges of $2.5 billion we recorded in Q3 2025 related to the settlement of a lawsuit with the FTC and $2.7 billion, of which $1.8 billion was recorded in Q3 2025, of estimated severance costs primarily related to planned role eliminations. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services. For more information on the operating expenses that impact segment operating income, see “Operating Expenses” and the descriptions of operating expense line item changes on pages 25 to 27, and “Note 10 — Segment Information” on page 67.
The increase in North America operating income in 2025, compared to the prior year, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment, technology and infrastructure, shipping, and other operating costs. Changes in foreign exchange rates negatively impacted operating income by $204 million in 2025.
The increase in International operating income in 2025, compared to the prior year, is primarily due to increased unit sales and increased advertising sales, partially offset by increased fulfillment and shipping costs. Changes in foreign exchange rates positively impacted operating income by $903 million in 2025.
The increase in AWS operating income in 2025, compared to the prior year, is primarily due to increased sales, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth. Changes in foreign exchange rates negatively impacted operating income by $341 million in 2025.
Interest Income and Expense
Our interest income was $4.7 billion and $4.4 billion during 2024 and 2025, primarily due to a decrease in prevailing rates, offset by a higher average balance of invested funds. We generally invest our excess cash in investment grade short- to intermediate-term marketable debt securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $2.4 billion and $2.3 billion in 2024 and 2025 and was primarily related to debt and finance leases. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Leases and Note 6 — Debt” for additional information.
Our long-term lease liabilities were $78.3 billion and $87.3 billion as of December 31, 2024 and 2025. Our long-term debt was $52.6 billion and $65.6 billion as of December 31, 2024 and 2025. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Leases and Note 6 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(2.3) billion and $15.2 billion during 2024 and 2025. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, foreign currency, and reclassification adjustments for gains (losses) on available-for-sale debt securities. The net loss of $(2.3) billion in 2024 is primarily from the marketable securities loss from our equity investment in Rivian Automotive, Inc. (“Rivian”). The net gain of $15.2 billion in 2025 is primarily from an upward adjustment for observable changes in price relating to our nonvoting preferred stock in Anthropic, and the reclassification adjustments for the gains on available-for-sale debt securities from the portions of our convertible notes investments in Anthropic that were converted to nonvoting preferred stock during 2025.
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
We recorded a provision for income taxes of $9.3 billion and $19.1 billion in 2024 and 2025. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 9 — Income Taxes” for additional information.
Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax was $(101) million and $(554) million during 2024 and 2025. The primary components of equity-method investment activity, net of tax are related to our share of the earnings or losses as reported by equity-method investees, amortization of basis differences, related gains or losses, and impairments. The net loss of $(554) million in 2025 is primarily from impairments.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Free cash flow and the effect of foreign exchange rates on our consolidated statements of operations meet the definition of non-GAAP financial measures.
Free Cash Flow
Our financial focus is on long-term, sustainable growth in free cash flow. We provide a free cash flow measure because we believe it provides additional perspective on the impact of acquiring property and equipment with cash. Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2024 and 2025 (in millions):

	Year Ended December 31,
	2024	2025
Net cash provided by (used in) operating activities	$115,877	$139,514
Purchases of property and equipment, net of proceeds from sales and incentives	(77,658)	(128,320)
Free cash flow	$38,219	$11,194

Net cash provided by (used in) investing activities	$(94,342)	$(142,545)
Net cash provided by (used in) financing activities	$(11,812)	$9,661
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

	Year Ended December 31, 2024			Year Ended December 31, 2025
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$637,959	$2,335	$640,294	$716,924	$(4,409)	$712,515
Operating expenses	569,366	2,466	571,832	636,949	(4,051)	632,898
Operating income	68,593	(131)	68,462	79,975	(358)	79,617
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on February 5, 2026, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of February 5, 2026, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates and energy prices, changes in global economic and geopolitical conditions, tariff and trade policies, resource and supply volatility, including for memory chips, and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part I, “Risk Factors.”
First Quarter 2026 Guidance
•Net sales are expected to be between $173.5 billion and $178.5 billion, or to grow between 11% and 15% compared with first quarter 2025. This guidance anticipates a favorable impact of approximately 180 basis points from foreign exchange rates.
•Operating income is expected to be between $16.5 billion and $21.5 billion, compared with $18.4 billion in first quarter 2025. This guidance includes approximately $1 billion of higher year-over-year Amazon Leo costs as we scale in 2026, as well as investment in quick commerce and even sharper prices in our international stores business.
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
We generally invest our excess cash in investment grade short- to intermediate-term marketable debt securities and AAA-rated money market funds. Marketable debt securities with fixed interest rates may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The following table provides information about our cash equivalents and marketable debt securities, including principal cash flows by expected maturity and the related weighted-average interest rates as of December 31, 2025 (in millions, except percentages):

	2026	2027	2028	2029	2030	Thereafter	Total	Estimated Fair Value as of December 31, 2025
Money market funds	$29,046	$—	$—	$—	$—	$—	$29,046	$29,777
Weighted average interest rate	3.73%	—%	—%	—%	—%	—%	3.73%
Corporate debt securities	63,890	2,867	2,008	391	—	423	69,579	69,585
Weighted average interest rate	3.98%	4.54%	4.54%	4.63%	—%	4.61%	4.03%
U.S. government and agency securities	4,057	617	311	45	173	19	5,222	5,222
Weighted average interest rate	3.68%	3.94%	3.27%	3.21%	2.20%	1.43%	3.62%
Asset-backed securities	245	331	370	404	253	177	1,780	1,780
Weighted average interest rate	4.52%	4.62%	4.24%	4.38%	3.81%	4.40%	4.33%
Other financial instruments	109	7	9	—	—	4	129	129
Weighted average interest rate	3.90%	4.42%	4.32%	—%	—%	4.19%	3.96%
	$97,347	$3,822	$2,698	$840	$426	$623	$105,756
Cash equivalents and marketable debt securities								$106,493
As of December 31, 2025, we had long-term debt with a face value of $68.8 billion, including the current portion, primarily consisting of fixed rate unsecured senior notes. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Debt” for additional information.

Foreign Exchange Risk
During 2025, net sales from our International segment accounted for 23% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the year compared to rates in effect the prior year, International segment net sales increased by $4.9 billion in comparison with the prior year.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2025, of $29.7 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.5 billion, $3.0 billion, and $5.9 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of December 31, 2025, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $600 million, $1.2 billion, and $2.4 billion, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of December 31, 2025, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $69.1 billion. Our equity and equity warrant investments in publicly traded companies, which include our equity investment in Rivian, represent $5.0 billion of our investments as of December 31, 2025, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies, which primarily relate to our equity investment in Anthropic, for observable price changes or impairments. We record our available-for-sale convertible debt investments in private companies at fair value, which primarily relate to Anthropic. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures” for additional information.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2026 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Notes 1 and 9 of the consolidated financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions and during the ordinary course of business, there are many tax positions for which the ultimate tax determination is uncertain. As a result, significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2025, the Company reported accrued liabilities of $6.6 billion for various tax contingencies.
Auditing the recognition and measurement of certain of the Company’s uncertain tax positions was challenging because the evaluation of whether a tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex and involves significant auditor judgment. Management’s evaluation of tax positions is based on interpretations of tax laws and legal rulings, and may be impacted by regulatory changes and judicial and examination activity.

How We Addressed the Matter in Our Audit
We tested controls over the Company’s process to assess the technical merits of its tax contingencies, including controls over: the assessment as to whether a tax position is more likely than not to be sustained; the measurement of the benefit of its tax positions, both initially and on an ongoing basis; and the development of the related disclosures.
We involved our tax subject matter professionals in assessing the technical merits of certain of the Company’s tax positions. Depending on the nature of the specific tax position and, as applicable, developments with the relevant tax authorities relating thereto, our procedures included obtaining and examining the Company’s analysis including the Company’s correspondence with such tax authorities and evaluating the underlying facts upon which the tax positions are based. We used our knowledge of and experience with income tax laws of the relevant taxing jurisdictions to evaluate the Company’s accounting for its tax contingencies. We evaluated developments in the applicable regulatory environments to assess potential effects on the Company’s positions, including recent decisions in relevant court cases. We analyzed the appropriateness of the Company’s assumptions and the accuracy of the Company’s calculations and data used to determine the amount of tax benefits to recognize. We evaluated the Company’s income tax disclosures in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.
Seattle, Washington
February 5, 2026

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2024	2025
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$54,253	$73,890	$82,312
OPERATING ACTIVITIES:
Net income	30,425	59,248	77,670
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	48,663	52,795	65,756
Stock-based compensation	24,023	22,011	19,467
Non-operating expense (income), net	(748)	2,012	(14,880)
Deferred income taxes	(5,876)	(4,648)	11,470
Changes in operating assets and liabilities:
Inventories	1,449	(1,884)	(3,002)
Accounts receivable, net and other	(8,348)	(3,249)	(7,333)
Other assets	(12,265)	(14,483)	(15,632)
Accounts payable	5,473	2,972	11,231
Accrued expenses and other	(2,428)	(2,904)	(5,019)
Unearned revenue	4,578	4,007	(214)
Net cash provided by (used in) operating activities	84,946	115,877	139,514
INVESTING ACTIVITIES:
Purchases of property and equipment	(52,729)	(82,999)	(131,819)
Proceeds from property and equipment sales and incentives	4,596	5,341	3,499
Acquisitions, net of cash acquired, non-marketable investments, and other, net	(5,839)	(7,082)	(3,841)
Sales and maturities of marketable securities	5,627	16,403	44,386
Purchases of marketable securities	(1,488)	(26,005)	(54,770)
Net cash provided by (used in) investing activities	(49,833)	(94,342)	(142,545)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	18,129	5,142	9,320
Repayments of short-term debt, and other	(25,677)	(5,060)	(8,426)
Proceeds from long-term debt	—	—	15,673
Repayments of long-term debt	(3,676)	(9,182)	(5,021)
Principal repayments of finance leases	(4,384)	(2,043)	(1,557)
Principal repayments of financing obligations	(271)	(669)	(328)
Net cash provided by (used in) financing activities	(15,879)	(11,812)	9,661
Foreign currency effect on cash, cash equivalents, and restricted cash	403	(1,301)	1,164
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,637	8,422	7,794
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$73,890	$82,312	$90,106
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2023	2024	2025
Net product sales	$255,887	$272,311	$296,266
Net service sales	318,898	365,648	420,658
Total net sales	574,785	637,959	716,924
Operating expenses:
Cost of sales	304,739	326,288	356,414
Fulfillment	90,619	98,505	109,074
Technology and infrastructure	85,622	88,544	108,521
Sales and marketing	44,370	43,907	47,129
General and administrative	11,816	11,359	11,172
Other operating expense (income), net	767	763	4,639
Total operating expenses	537,933	569,366	636,949
Operating income	36,852	68,593	79,975
Interest income	2,949	4,677	4,381
Interest expense	(3,182)	(2,406)	(2,274)
Other income (expense), net	938	(2,250)	15,229
Total non-operating income	705	21	17,336
Income before income taxes	37,557	68,614	97,311
Provision for income taxes	(7,120)	(9,265)	(19,087)
Equity-method investment activity, net of tax	(12)	(101)	(554)
Net income	$30,425	$59,248	$77,670
Basic earnings per share	$2.95	$5.66	$7.29
Diluted earnings per share	$2.90	$5.53	$7.17
Weighted-average shares used in computation of earnings per share:
Basic	10,304	10,473	10,656
Diluted	10,492	10,721	10,827
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2023	2024	2025
Net income	$30,425	$59,248	$77,670
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(55), $226, and $(194)	1,027	(3,333)	4,226
Available-for-sale debt securities:
Change in net unrealized gains (losses), net of tax of $(110), $(2,086), and $(8,754)	366	6,339	28,304
Less: reclassification adjustment for net losses (gains) included in “Other income (expense), net,” net of tax of $(15), $(2), and $1,327	50	5	(4,273)
Net change	416	6,344	24,031
Other, net of tax of $(1), $1, and $(1)	4	(5)	7
Total other comprehensive income (loss)	1,447	3,006	28,264
Comprehensive income	$31,872	$62,254	$105,934
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2024	2025
ASSETS
Current assets:
Cash and cash equivalents	$78,779	$86,810
Marketable securities	22,423	36,219
Inventories	34,214	38,325
Accounts receivable, net and other	55,451	67,729
Total current assets	190,867	229,083
Property and equipment, net	252,665	357,025
Operating leases	76,141	86,054
Goodwill	23,074	23,273
Other assets	82,147	122,607
Total assets	$624,894	$818,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,363	$121,909
Accrued expenses and other	66,965	75,520
Unearned revenue	18,103	20,576
Total current liabilities	179,431	218,005
Long-term lease liabilities	78,277	87,339
Long-term debt	52,623	65,648
Other long-term liabilities	28,593	35,985
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 11,108 and 11,246 shares issued; 10,593 and 10,731 shares outstanding)	111	112
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	120,864	140,024
Accumulated other comprehensive income (loss)	(34)	28,230
Retained earnings	172,866	250,536
Total stockholders’ equity	285,970	411,065
Total liabilities and stockholders’ equity	$624,894	$818,042
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2023	10,242	$108	$(7,837)	$75,066	$(4,487)	$83,193	$146,043
Net income	—	—	—	—	—	30,425	30,425
Other comprehensive income (loss)	—	—	—	—	1,447	—	1,447
Stock-based compensation and issuance of employee benefit plan stock	141	1	—	23,959	—	—	23,960
Balance as of December 31, 2023	10,383	109	(7,837)	99,025	(3,040)	113,618	201,875
Net income	—	—	—	—	—	59,248	59,248
Other comprehensive income (loss)	—	—	—	—	3,006	—	3,006
Stock-based compensation and issuance of employee benefit plan stock	210	2	—	21,839	—	—	21,841
Balance as of December 31, 2024	10,593	111	(7,837)	120,864	(34)	172,866	285,970
Net income	—	—	—	—	—	77,670	77,670
Other comprehensive income (loss)	—	—	—	—	28,264	—	28,264
Stock-based compensation and issuance of employee benefit plan stock	138	1	—	19,160	—	—	19,161
Balance as of December 31, 2025	10,731	$112	$(7,837)	$140,024	$28,230	$250,536	$411,065
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS, ACCOUNTING POLICIES, AND SUPPLEMENTAL DISCLOSURES
Description of Business
We seek to be Earth’s most customer-centric company. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, content creators, advertisers, and employees. We serve consumers through our online and physical stores and focus on selection, price, and convenience. We offer programs that enable sellers to grow their businesses, sell their products in our stores, and fulfill orders using our services, and programs that allow authors, independent publishers, musicians, filmmakers, Twitch streamers, skill and app developers, and others to publish and sell content. We serve developers and enterprises of all sizes through AWS, which offers a broad set of on-demand technology services, including compute, storage, database, analytics, artificial intelligence and machine learning, and other services. We also manufacture and sell electronic devices. In addition, we provide advertising services to sellers, vendors, publishers, authors, and others, through programs such as sponsored ads, display, and video advertising.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, collectability of receivables, commitments and contingencies, impairment of property and equipment and operating leases, income taxes, inventory valuation, self-insurance liabilities, stock-based compensation forfeiture rates, the determination of when to capitalize certain costs relating to new products or service offerings, useful lives of equipment, valuation and impairment of investments, valuation of acquired intangibles and goodwill, valuation of derivative instruments, vendor funding, and viewing patterns of capitalized video content. Actual results could differ materially from these estimates. We review the useful lives of equipment on an ongoing basis.
Effective January 1, 2025 we changed our estimate of the useful lives of a subset of our servers and networking equipment from six years to five years. The shorter useful lives are due to the increased pace of technology development, particularly in the area of artificial intelligence and machine learning. The effect of this change in estimate for the year ended December 31, 2025, based on servers and networking equipment that were included in “Property and equipment, net” as of December 31, 2024 and those acquired during the year ended December 31, 2025, was an increase in depreciation and amortization expense of $1.4 billion and a reduction in net income of $1.0 billion, or $0.10 per basic share and $0.10 per diluted share, which primarily impacted our AWS segment.
During Q3 2025, we recorded $2.5 billion of expense related to the settlement of a lawsuit with the FTC. This charge was recorded in “Other operating expense (income), net” and impacted our North America segment.
During Q4 2025, we recorded $2.4 billion of expense related to settlements of a lawsuit and tax disputes, severance costs, and asset impairments. Of this total, $1.1 billion related to the resolution of tax disputes associated with our stores business in Italy, and the settlement of a lawsuit, recorded primarily in “Other operating expense (income), net” and “Fulfillment,” and primarily impacted our International segment.
For the year ended December 31, 2025, we recorded approximately $2.7 billion of estimated severance costs primarily related to planned role eliminations, of which $1.8 billion was recorded in Q3 2025 and $730 million was recorded in the fourth quarter. These charges increased our payroll and related expenses, were recorded primarily in “Technology and infrastructure,” “Fulfillment,” and “Sales and marketing,” and impacted all of our segments.
For the year ended December 31, 2025, we recorded approximately $1.3 billion of asset impairments, of which $610 million was recorded in the fourth quarter, primarily consisting of property and equipment and operating leases related to physical stores. These fourth quarter charges were recorded in “Other operating expense (income), net” and primarily impacted our North America segment.
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Year Ended December 31,
	2023	2024	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$2,608	$1,858	$1,458
Cash paid for operating leases	10,453	12,341	15,038
Cash paid for interest on finance leases	308	287	295
Cash paid for interest on financing obligations	196	219	196
Cash paid for income taxes, net of refunds	11,179	12,308	8,295
Assets acquired under operating leases	14,052	15,424	19,930
Property and equipment acquired under finance leases, net of remeasurements and modifications	642	854	2,911
Increase (decrease) in property and equipment acquired but not yet paid	(1,414)	7,039	10,155
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
The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2023	2024	2025
Shares used in computation of basic earnings per share	10,304	10,473	10,656
Total dilutive effect of outstanding stock awards	188	248	171
Shares used in computation of diluted earnings per share	10,492	10,721	10,827
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
Return Allowances
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and other” and were $1.4 billion, $1.4 billion, and $1.6 billion as of December 31, 2023, 2024, and 2025. Additions to the allowance were $5.2 billion, $5.5 billion, and $5.8 billion and deductions from the allowance were $5.1 billion, $5.5 billion, and $5.8 billion in 2023, 2024, and 2025. Included in “Inventories” on our consolidated balance sheets are assets totaling $992 million, $998 million, and $1.2 billion as of December 31, 2023, 2024, and 2025, for the rights to recover products from customers associated with our liabilities for return allowances.
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
Advertising and other promotional costs to market our products and services are expensed as incurred and were $20.3 billion, $21.4 billion, and $23.5 billion in 2023, 2024, and 2025.
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
Other Operating Expense (Income), Net
Other operating expense (income), net, consists primarily of the amortization of intangible assets and asset impairments. During 2025, we also recorded the settlement of a lawsuit with the FTC and the resolution of tax disputes associated with our stores business in Italy.

Other Income (Expense), Net
Other income (expense), net, is as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Marketable equity securities valuation gains (losses), net	$984	$(1,278)	$1,439
Equity warrant valuation gains (losses), net	26	(192)	553
Reclassification adjustments for gains (losses) on available-for-sale debt securities, net	(65)	(7)	5,600
Upward adjustments relating to equity investments in private companies	40	49	7,709
Foreign currency gains (losses), net	65	(408)	19
Other, net	(112)	(414)	(91)
Total other income (expense), net	$938	$(2,250)	$15,229
The marketable equity securities valuation gain (loss) of $984 million, $(1.3) billion, and $1.4 billion in 2023, 2024, and 2025 is primarily from our equity investment in Rivian. The reclassification adjustments for the gains on available-for-sale debt securities of $5.6 billion for the year ended December 31, 2025 is primarily from the portions of our convertible notes investments in Anthropic that were converted to nonvoting preferred stock during the year ended December 31, 2025. The upward adjustments relating to equity investments in private companies of $7.7 billion for the year ended December 31, 2025 reflect observable changes in prices, primarily from our nonvoting preferred stock in Anthropic.
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
Derivative Instruments
We enter into energy contracts to secure electricity supply for our existing and future operations, some of which extend 20 years. We may make or receive net cash payments, rather than take delivery of electricity, when our consumption is less than committed quantities due to operational variability. Because we may make or receive net cash payments, these contracts are derivative instruments. These contracts are not traded on exchanges or transacted in secondary markets and are not used for trading or speculative purposes.
Derivative instruments are measured at fair value each reporting period. Fair value measurements are based on valuation methods using both common factors like electricity futures prices where there are more liquid trading volumes generally for remaining contractual periods up to four to five years, forward capacity auctions and risk-free interest rates, and a number of management assumptions for remaining contractual periods greater than four to five years where there is significantly less or no trading data such as long-dated forward commodity prices and implied volatility curves, and credit adjustments. The extent of management judgment is significant (Level 3).
Fair value measurements will not impact cash flows but may be material to our statements of operations and balance sheet due to the duration of these contracts and volatility inherent in valuation methods. Generally, we can terminate our contracts by paying cash in the form of fixed penalties, such as reimbursing the counterparty for the costs of new construction incurred. Termination penalties are generally not based on fair value measurements.
As of December 31, 2025, the energy contract quantities subject to derivative accounting fair value measurements were approximately 200 million megawatt-hours and the weighted-average remaining duration of these contracts is approximately 16 years, with the majority of these megawatt-hours to be delivered beyond the next nine years. The impact of these fair value measurements on our consolidated statement of operations for the year ended December 31, 2025 was not significant.
Changes in fair value measurements will create unrealized gains and losses recorded within operating expenses on our statements of operations with corresponding assets (unrealized gains) and liabilities (unrealized losses) recorded on our balance sheet.
Certain of our energy contracts are subject to regulatory approval and are exempt from derivative guidance until the approval is obtained. If possible, we may elect the normal purchases and normal sales (NPNS) scope exemption from derivative guidance for energy contracts where we expect to consume substantially all committed quantities. A contract that no longer meets the NPNS exemption must be measured at fair value with immediate recognition in our financial statements.
Cash and Cash Equivalents
We classify all highly liquid instruments with an original maturity of three months or less as cash equivalents.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $3.0 billion and $3.3 billion as of December 31, 2024 and 2025.
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

Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and prepaid expenses and other current assets. As of December 31, 2024 and 2025, customer receivables, net, were $34.3 billion and $40.4 billion, vendor receivables, net, were $11.6 billion and $15.9 billion, and other receivables, net, were $3.4 billion and $4.5 billion. Prepaid expenses and other current assets, which include amounts related to non-income taxes and satellite network launch services deposits, were $6.3 billion and $6.9 billion as of December 31, 2024 and December 31, 2025. We currently expense satellite network launch services deposits upon launch to “Technology and infrastructure.”
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $1.7 billion, $2.0 billion, and $2.4 billion as of December 31, 2023, 2024, and 2025. Additions to the allowance were $1.9 billion, $1.9 billion, and $1.6 billion, and deductions to the allowance were $1.6 billion, $1.6 billion, and $1.2 billion in 2023, 2024, and 2025.
Software Development Costs
We incur software development costs related to products to be sold, leased, or marketed to external users, internal-use software, and our websites. Software development costs capitalized were not significant for the years presented. All other costs, including those related to design or maintenance, are expensed as incurred.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Incentives that we receive from property and equipment vendors are recorded as a reduction to our costs. Property includes buildings and land that we own, along with property we have acquired under build-to-suit lease arrangements when we have control over the building during the construction period and finance lease arrangements. Heavy equipment consists primarily of assets that support the infrastructure of our fulfillment network and data centers. Other equipment consists primarily of fulfillment equipment. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets and classified within the corresponding operating expense categories on our consolidated statements of operations. The estimated useful lives as of December 31, 2025, are as follows:

Property and equipment	Estimated useful life
Buildings	Lesser of forty years or the remaining life of the underlying building
Servers and networking equipment	Five to six years (1)
Heavy equipment	Ten to thirteen years (2)
Other equipment	Three to ten years
___________________
(1)Effective January 1, 2024, we changed our estimate of the useful lives for our servers from five to six years, and effective January 1, 2025, we changed our estimate of the useful lives of a subset of our servers and networking equipment from six to five years.
(2)Ten years prior to January 1, 2025.
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
We completed the required annual impairment test of goodwill for all reporting units and indefinite-lived intangible assets as of April 1, 2025, resulting in no impairments. The fair value of our reporting units substantially exceeded their carrying value. There were no events that caused us to update our annual impairment test. See “Note 5 — Acquisitions, Goodwill, and Acquired Intangible Assets.”
Other Assets
Included in “Other assets” on our consolidated balance sheets are amounts primarily related to convertible notes and certain equity investments; video and music content, net of accumulated amortization; long-term deferred tax assets; acquired intangible assets, net of accumulated amortization; satellite network launch services deposits; and affordable housing loans. We will reclassify the satellite network launch service deposits to construction-in-progress included within “Property and equipment, net” on our consolidated balance sheet once the service achieves commercial viability, including sales to customers. We recognize certain transactions with governments when it is probable that incentives included in the agreements, such as cash or certain tax credits, will be received and we are able to comply with any related conditions. These incentives are recorded as reductions to the cost of related assets or expenses.
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

The weighted average remaining life of our capitalized video content is 3.2 years. We review usage and viewing patterns impacting the amortization of capitalized video content on an ongoing basis and reflect any changes prospectively.
Our produced and licensed video content is primarily monetized together as a unit, referred to as a film group, in each major geography where we offer Amazon Prime memberships. These film groups are evaluated for impairment whenever an event occurs or circumstances change indicating the fair value is less than the carrying value. The total capitalized costs of video, which is primarily released content, and music as of December 31, 2024 and 2025 were $19.6 billion and $21.3 billion. Total video and music expense was $20.4 billion and $22.4 billion for the year ended December 31, 2024 and 2025. Total video and music expense includes licensing and production costs associated with content offered within Amazon Prime memberships, and costs associated with digital subscriptions and sold or rented content.
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
Non-Marketable Investments
Notes that are convertible to equity classified as available-for-sale are reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Credit losses, if any, are recorded as an allowance through “Other income (expense), net” on our consolidated statements of operations. Upon conversion, the amount of the notes reported at fair value are reclassified generally from available-for-sale to equity investments accounted for at cost, with any associated unrealized gain or loss reclassified from “Accumulated other comprehensive income (loss)” to “Other income (expense), net” on our consolidated statements of operations.
From Q3 2023 to Q4 2024, we invested $5.3 billion in convertible notes from Anthropic, which are classified as available-for-sale and as Level 3 assets, and as of December 31, 2024 had an estimated fair value of approximately $13.8 billion. In making these estimates, we utilized valuation methods based on information available, including the rights and obligations of the convertible notes, other outstanding classes of securities, observable transactions such as new securities offerings, estimates of expected time to and type of liquidity events and anticipated securities offerings, and discounts for lack of marketability. Some of these notes converted to nonvoting preferred stock in Q1 2025. As a result of conversions, a significant portion of the unrealized gain associated with the notes as of December 31, 2024 was reclassified and a gain of approximately $3.3 billion was recorded in “Other income (expense), net” in our consolidated statement of operations. The investment in nonvoting preferred stock was initially recorded at its estimated fair value at the time of the conversion and is accounted for as a component of our equity investments in private companies not accounted for under the equity-method, with future adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income (expense), net” on our consolidated statements of operations. In Q2 2025, we invested $1.3 billion in a new convertible note from Anthropic. In Q3 2025, an additional portion of our notes was converted to nonvoting preferred stock, and as a result of the conversion a portion of the unrealized gain associated with the notes was reclassified and a gain of approximately $2.3 billion was recorded in “Other income (expense), net.” We also recorded an upward adjustment of $7.2 billion to our nonvoting preferred stock in “Other income (expense), net” to reflect observable changes in price. In Q4 2025, we invested $1.4 billion in a new convertible note from Anthropic. As of December 31, 2025, the amount recorded on our consolidated balance sheet for nonvoting preferred stock was approximately $14.8 billion. As of December 31, 2025, the estimated fair value of our convertible notes recorded on our consolidated balance sheet was approximately $45.8 billion, and the associated pre-tax unrealized gain included in “Accumulated other comprehensive income (loss)” was $39.5 billion. We also have a commercial arrangement primarily for the provision of AWS cloud services, which includes the use of AWS chips.
Subsequent to December 31, 2025, an additional portion of our notes was converted to nonvoting preferred stock. As a result of this conversion, in our Q1 2026 financial statements, we will reclassify a portion of the unrealized gain associated with the notes as of December 31, 2025 and record a gain of approximately $3 billion in “Other income (expense), net.” In our Q1

2026 financial statements, we will also record an upward adjustment of approximately $12 billion to our nonvoting preferred stock as of December 31, 2025 in “Other income (expense), net” to reflect observable changes in price.
Equity investments in private companies not accounted for under the equity-method, which primarily relate to nonvoting preferred stock in Anthropic, are accounted for at cost, with adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income (expense), net” on our consolidated statements of operations. Each reporting period, we perform a qualitative assessment to evaluate whether the investment is impaired. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, we write it down to its estimated fair value. As of December 31, 2024 and 2025, these investments had a carrying value of $989 million and $16.2 billion.
Equity investments where we can exercise significant influence, but not control, over an investee are accounted for using the equity-method of accounting, or at fair value if we elect the fair value option. Our share of the earnings or losses as reported by equity-method investees, amortization of basis differences, related gains or losses, and impairments, if any, are recognized in “Equity-method investment activity, net of tax” on our consolidated statements of operations. Each reporting period, we evaluate whether declines in fair value below carrying value are other-than-temporary and if so, we write down the investment to its estimated fair value. As of December 31, 2024 and 2025, these investments had a carrying value of $1.2 billion and $659 million.
As of December 31, 2024 and 2025, equity warrants measured at fair value were $2.7 billion, with changes recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
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
For long-lived assets used in operations, including lease assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2024 and 2025.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are liabilities primarily related to tax-related liabilities, leases and asset retirement obligations, payroll and related expenses, self-insurance liabilities, unredeemed gift cards, other operating expenses, customer liabilities, marketing liabilities, current debt, and acquired digital media content.
As of December 31, 2024 and 2025, our liabilities for payroll related expenses were $7.5 billion and $10.5 billion and our liabilities for unredeemed gift cards were $5.4 billion and $5.6 billion. We reduce the liability for a gift card when redeemed by a customer. The portion of gift cards that we do not expect to be redeemed is recognized based on customer usage patterns.
Self-Insurance Liabilities
Although we maintain certain high-deductible, third-party insurance coverage for catastrophic losses, we effectively self-insure for exposure primarily related to workers’ compensation, employee healthcare benefits, general and product liability, and automobile liability, including liability resulting from third-party transportation service providers. We estimate self-insurance liabilities by considering historical claims experience, frequency and costs of claims, projected claims development, inflation, and other actuarial assumptions. Changes in the number or costs of claims, healthcare costs, judgment and settlement amounts, associated legal expenses, and other factors could cause actual results to differ materially from these estimates. As of December 31, 2024 and 2025, our total self-insurance liabilities, which primarily relate to automobile liability, were $8.5 billion and $10.4 billion and are included in “Accrued expenses and other” on our consolidated balance sheets.

Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2024 was $24.6 billion, of which $17.4 billion was recognized as revenue during the year ended December 31, 2025 and our total unearned revenue as of December 31, 2025 was $25.0 billion. Included in “Other long-term liabilities” on our consolidated balance sheets was $6.5 billion and $4.4 billion of unearned revenue as of December 31, 2024 and 2025.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that we expect to fulfill but have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were approximately $244 billion as of December 31, 2025. The weighted average remaining life of our long-term contracts is 4.1 years. The amount and timing of revenue recognition will be driven by customer usage and our performance in accordance with contractual obligations, which can extend beyond the original contractual duration and commitment.
Other Long-Term Liabilities
Included in “Other long-term liabilities” on our consolidated balance sheets are liabilities primarily related to deferred tax liabilities, financing obligations, asset retirement obligations, unearned revenue, tax contingencies, and digital video and music content.
Foreign Currency
We have internationally-focused stores for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these stores is generally the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded gains (losses) of $(329) million, $413 million, and $(863) million in 2023, 2024, and 2025.
Accounting Pronouncements Recently Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. We adopted this ASU for the year ended December 31, 2025 on a retroactive basis. See “Note 9 — Income Taxes.”
Accounting Pronouncements Not Yet Adopted
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

Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2024 and 2025, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major investment type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash and time deposits	$17,055	$—	$—	$17,055
Level 1:
Money market funds	28,282	—	—	28,282
Equity securities (1)				3,318
Level 2:
U.S. government and agency securities	3,452	1	(52)	3,401
Corporate debt securities	50,959	3	(50)	50,912
Asset-backed securities	1,539	2	(18)	1,523
Other financial instruments	245	—	(1)	244
	$101,532	$6	$(121)	$104,735
Less: Restricted cash, cash equivalents, and marketable securities (2)				(3,533)
Total cash, cash equivalents, and marketable securities				$101,202

	December 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash and time deposits	$16,145	$—	$—	$16,145
Level 1:
Money market funds	29,777	—	—	29,777
Equity securities (1)				3,687
Level 2:
U.S. government and agency securities	5,231	8	(17)	5,222
Corporate debt securities	69,542	50	(7)	69,585
Asset-backed securities	1,781	8	(9)	1,780
Other financial instruments	129	—	—	129
	$122,605	$66	$(33)	$126,325
Less: Restricted cash, cash equivalents, and marketable securities (2)				(3,296)
Total cash, cash equivalents, and marketable securities				$123,029
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $1.0 billion, $(1.3) billion, and $1.2 billion for the years ended December 31, 2023, 2024, and 2025.
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
The following table summarizes gross gains and gross losses realized on sales of marketable debt securities (in millions):

	Year Ended December 31,
	2023	2024	2025
Realized gains	$2	$3	$18
Realized losses	67	10	7
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of December 31, 2025 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$96,776	$96,778
Due after one year through five years	8,217	8,264
Due after five years through ten years	501	501
Due after ten years	966	950
Total	$106,460	$106,493
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

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2024	December 31, 2025
Cash and cash equivalents	$78,779	$86,810
Restricted cash included in accounts receivable, net and other	247	300
Restricted cash included in other assets	3,286	2,996
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$82,312	$90,106
Note 3 — PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2024	2025
Gross property and equipment (1):
Land and buildings	$123,039	$155,121
Servers and networking equipment	113,156	172,492
Heavy equipment	52,228	65,545
Other equipment	53,509	63,376
Other assets	5,487	5,819
Construction in progress	46,636	71,745
Gross property and equipment	394,055	534,098
Total accumulated depreciation and amortization (1)	141,390	177,073
Total property and equipment, net	$252,665	$357,025
__________________
(1)Includes the original cost and accumulated depreciation of fully-depreciated assets.
Property and equipment acquired but not yet paid are included within “Accounts payable” and were $16.8 billion and $27.0 billion as of December 31, 2024 and 2025.
Depreciation and amortization expense on property and equipment was $30.2 billion, $32.1 billion, and $41.9 billion which includes amortization of property and equipment acquired under finance leases of $5.9 billion, $3.9 billion, and $3.3 billion for 2023, 2024, and 2025.

Note 4 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, data center, office, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $56.5 billion and $55.6 billion as of December 31, 2024 and 2025. Accumulated amortization associated with finance leases was $41.8 billion and $40.4 billion as of December 31, 2024 and 2025.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Operating lease cost	$10,550	$11,961	$14,006
Finance lease cost:
Amortization of lease assets	5,899	3,866	3,284
Interest on lease liabilities	304	285	312
Finance lease cost	6,203	4,151	3,596
Variable lease cost	2,165	2,465	2,694
Total lease cost	$18,918	$18,577	$20,296
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2024	December 31, 2025

Weighted-average remaining lease term – operating leases	10.6 years	10.0 years
Weighted-average remaining lease term – finance leases	11.9 years	12.6 years
Weighted-average discount rate – operating leases	3.5%	3.7%
Weighted-average discount rate – finance leases	3.0%	3.4%
Our lease liabilities were as follows (in millions):

	December 31, 2024
	Operating Leases	Finance Leases	Total

Gross lease liabilities	$95,294	$12,520	$107,814
Less: imputed interest	(15,698)	(1,918)	(17,616)
Present value of lease liabilities	79,596	10,602	90,198
Less: current portion of lease liabilities	(10,546)	(1,375)	(11,921)
Total long-term lease liabilities	$69,050	$9,227	$78,277

	December 31, 2025
	Operating Leases	Finance Leases	Total

Gross lease liabilities	$106,914	$14,917	$121,831
Less: imputed interest	(17,662)	(2,631)	(20,293)
Present value of lease liabilities	89,252	12,286	101,538
Less: current portion of lease liabilities	(12,655)	(1,544)	(14,199)
Total long-term lease liabilities	$76,597	$10,742	$87,339

Note 5 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
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
2025 Acquisition Activity
During 2025, we completed acquisition activity for immaterial aggregate cash consideration, net of cash acquired.
The primary reasons for these transactions were to acquire technologies and know-how to enable Amazon to serve customers more effectively or to expand our customer base.
Pro forma results of operations have not been presented because the effects of the 2025 transactions, individually and in the aggregate, were not material to our consolidated results of operations. Transaction-related costs were expensed as incurred and were not significant.
Goodwill
The goodwill resulting from the acquisition activity is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill resulting from the acquisition activity is generally not deductible for tax purposes. The following summarizes our goodwill activity in 2024 and 2025 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2024	$19,126	$2,412	$1,251	$22,789
Acquisition activity	191	77	52	320
Other adjustments (1)	(28)	(4)	(3)	(35)
Goodwill - December 31, 2024	19,289	2,485	1,300	23,074
Acquisition activity	25	85	2	112
Other adjustments (1)	49	8	30	87
Goodwill - December 31, 2025	$19,363	$2,578	$1,332	$23,273
 ___________________
(1)Primarily includes changes in foreign exchange rates.

Intangible Assets
Acquired identifiable intangible assets are valued primarily by using discounted cash flows. These assets are included within “Other assets” on our consolidated balance sheets and consist of the following (in millions):

	December 31,
	2024			2025
	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Weighted Average Life Remaining
Finite-lived intangible assets (2):
Marketing-related	$2,629	$(860)	$1,769	$2,402	$(754)	$1,648	16.5
Contract-based	5,767	(1,541)	4,226	7,068	(1,957)	5,111	16.6
Technology- and content-based	1,246	(284)	962	1,463	(605)	858	3.1
Customer-related	764	(282)	482	654	(237)	417	5.2
Total finite-lived intangible assets	$10,406	$(2,967)	$7,439	$11,587	$(3,553)	$8,034	14.5
IPR&D and other (3)	$1,163		$1,163	$1,163		$1,163
Total acquired intangibles	$11,569	$(2,967)	$8,602	$12,750	$(3,553)	$9,197
 ___________________
(1)Excludes the original cost and accumulated amortization of fully-amortized intangibles.
(2)Finite-lived intangible assets, excluding acquired video content, have estimated useful lives of between one and forty years, and are being amortized to operating expenses on a straight-line basis.
(3)Intangible assets acquired in a business combination that are in-process and used in research and development activities (“IPR&D”) are considered indefinite-lived until the completion or abandonment of the research and development efforts. Once the research and development efforts are completed, we reclassify the cost of the IPR&D assets to finite-lived intangible assets, determine the useful life, and begin amortization.
Amortization expense for acquired finite-lived intangibles was $706 million, $838 million, and $817 million in 2023, 2024, and 2025. Expected future amortization expense of acquired finite-lived intangible assets as of December 31, 2025, is as follows (in millions):

Year Ended December 31,
2026	$1,085
2027	962
2028	764
2029	690
2030	593
Thereafter	3,940
$8,034

Note 6 — DEBT
As of December 31, 2025, we had $68.0 billion of unsecured senior notes outstanding (the “Notes”), including $15.0 billion issued in November 2025 for general corporate purposes. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2024	December 31, 2025
2014 Notes issuance of $6.0 billion	2034 - 2044	4.80% - 4.95%	4.93% - 5.12%	$2,750	$2,750
2017 Notes issuance of $17.0 billion	2027 - 2057	3.15% - 4.25%	3.25% - 4.33%	13,000	12,000
2020 Notes issuance of $10.0 billion	2027 - 2060	1.20% - 2.70%	1.26% - 2.77%	9,000	7,750
2021 Notes issuance of $18.5 billion	2026 - 2061	1.00% - 3.25%	1.14% - 3.31%	15,000	15,000
April 2022 Notes issuance of $12.8 billion	2027 - 2062	3.30% - 4.10%	3.40% - 4.15%	11,250	9,750
December 2022 Notes issuance of $8.3 billion	2027 - 2032	4.55% - 4.70%	4.61% - 4.74%	7,000	5,750
2025 Notes issuance of $15.0 billion	2028 - 2065	3.90% - 5.55%	3.99% - 5.62%	—	15,000
Other long-term debt				—	836
Total face value of long-term debt				58,000	68,836
Unamortized discount and issuance costs, net				(360)	(440)
Less: current portion of long-term debt				(5,017)	(2,748)
Long-term debt				$52,623	$65,648
___________________
(1)The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, December 2022, and 2025 Notes were 14.4, 15.4, 18.1, 13.2, 13.8, 4.4, and 15.6 years as of December 31, 2025. The combined weighted-average remaining life of the Notes was 14.1 years as of December 31, 2025.
Interest on the Notes is payable semi-annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The estimated fair value of the Notes was approximately $50.2 billion and $61.1 billion as of December 31, 2024 and 2025, which is based on quoted prices for our debt as of those dates.
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
As of December 31, 2025, future principal payments for our total long-term debt were as follows (in millions):

Year Ended December 31,
2026	$2,752
2027	8,832
2028	4,752
2029	3,000
2030	4,500
Thereafter	45,000
$68,836
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
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $30.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. In April 2025, we increased the size of the Commercial Paper Programs from $20.0 billion to $30.0 billion. There were no borrowings outstanding under the

Commercial Paper Programs as of December 31, 2024 and 2025. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We have a $15.0 billion unsecured revolving credit facility with a syndicate of lenders (the “Credit Agreement”), with a term that extends to November 2028 and may be extended for one or more additional one-year terms subject to approval by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. There were no borrowings outstanding under the Credit Agreement as of December 31, 2024 and 2025.
In October 2025, we entered into a $5.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders (the “Short-Term Credit Agreement”), which replaced the prior 364-day revolving credit agreement entered into in October 2024. The Short-Term Credit Agreement matures in October 2026 and may be extended for one additional period of 364 days subject to approval by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the Secured Overnight Financing Rate specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion. There were no borrowings outstanding under the Short-Term Credit Agreement or the prior 364-day revolving credit agreement as of December 31, 2024 and 2025.
We also utilize other short-term credit facilities for working capital purposes. There were $151 million and $455 million of borrowings outstanding under these facilities as of December 31, 2024 and 2025, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $9.5 billion of unused letters of credit as of December 31, 2025.
Note 7 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of December 31, 2025 (in millions):

	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt principal and interest	$5,201	$11,250	$6,891	$4,993	$6,381	$73,486	$108,202
Operating lease liabilities	15,380	13,186	12,140	10,911	9,710	45,587	106,914
Finance lease liabilities, including interest	1,838	1,626	1,726	1,285	1,122	7,320	14,917
Financing obligations, including interest (1)	577	582	592	601	612	6,651	9,615
Leases not yet commenced	5,808	9,103	6,420	6,571	6,738	61,733	96,373
Unconditional purchase obligations (2)	19,906	8,934	7,195	6,658	6,602	35,477	84,772
Other commitments (3)	2,956	1,578	1,120	1,000	988	11,226	18,868
Total commitments	$51,666	$46,259	$36,084	$32,019	$32,153	$241,480	$439,661
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $312 million and $358 million are recorded within “Accrued expenses and other” and $7.1 billion and $7.8 billion are recorded within “Other long-term liabilities” as of December 31, 2024 and 2025. The weighted-average remaining term of the financing obligations was 16.1 years and 15.0 years and the weighted-average imputed interest rate was 3.1% and 2.9% as of December 31, 2024 and 2025.
(2)Includes unconditional purchase obligations related to long-term agreements to acquire and license digital media content, procure energy, acquire property and equipment, and license software that are not reflected on the consolidated balance sheets. For those agreements with variable terms or subject to certain regulatory approvals, we do not estimate the total obligation beyond any minimum quantities and/or pricing, or termination penalties, as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified. Energy agreements based on actual generation without a fixed or minimum volume commitment are not included. Certain of our energy agreements also provide the right to receive energy certificates.
(3)Includes asset retirement obligations, the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction, and liabilities associated with digital media content agreements with initial terms greater than one year. Excludes approximately $6.6 billion of income tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Suppliers
During 2025, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
In May 2018, Rensselaer Polytechnic Institute and CF Dynamic Advances LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Northern District of New York. The complaint alleged, among other things, that “Alexa Voice Software and Alexa enabled devices” infringe U.S. Patent No. 7,177,798. The complaint sought an injunction, an unspecified amount of damages, enhanced damages, an ongoing royalty, interest, attorneys’ fees, and costs. In March 2023, the plaintiffs alleged in their damages report that in the event of a finding of liability Amazon could be subject to $140 million to $267 million in damages. In March 2024, the district court granted summary judgment ruling that the patent is invalid and dismissed the case. In April 2024, the plaintiffs filed a notice of appeal. We dispute the allegations of wrongdoing and will continue to defend ourselves vigorously in this matter.
In December 2018, Kove IO, Inc. filed a complaint against Amazon Web Services, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleged, among other things, that Amazon S3 and DynamoDB infringe U.S. Patent Nos. 7,814,170; 7,103,640; and 7,233,978. The complaint sought an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In April 2024, a jury found that Amazon infringed the asserted patents and awarded Kove $525 million in damages. In August 2024, the court awarded Kove $148 million in pre-judgment interest. In September 2024, we filed a notice of appeal. We disagree with the jury’s findings and will continue to defend ourselves vigorously in this matter.
Beginning in June 2019 with Wilcosky v. Amazon.com, Inc., now pending in the United States District Court for the Northern District of Illinois (“N.D. Ill.”), private litigants have filed a number of cases in U.S. federal and state courts, including Hogan v. Amazon.com, Inc. (N.D. Ill.), alleging, among other things, that Amazon’s collection, storage, use, retention, and protection of biometric identifiers violated the Illinois Biometric Information Privacy Act. The complaints allege purported classes of Illinois residents who had biometric identifiers collected through Amazon products or services, including Amazon Photos, Alexa, AWS cloud services, Amazon Connect, Amazon’s virtual try-on technology, and Amazon’s Just Walk Out technology. The complaints seek certification as class actions, unspecified amounts of damages, injunctive relief, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
In December 2021, the Italian Competition Authority (the “ICA”) issued a decision against Amazon Services Europe S.à r.l., Amazon Europe Core S.à r.l., Amazon EU S.à r.l., Amazon Italia Services S.r.l., and Amazon Italia Logistica S.r.l. claiming that certain of our marketplace and logistics practices in Italy infringe EU competition rules. The decision imposes remedial actions and a fine of €1.13 billion, which we have paid and will seek to recover pending conclusion of all appeals. In September 2025, the Italian Administrative Tribunal (the “TAR”) affirmed the ICA’s decision but reduced the fine to €752 million. In December 2025, we appealed the TAR’s ruling. We disagree with the TAR’s decision and will continue to defend ourselves vigorously in this matter.
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
Beginning in November 2025, InterDigital, Inc. and related entities filed complaints alleging infringement of patents on video-related technologies against Amazon.com, Inc. and related entities in multiple courts in the United States, Germany, and Brazil, the Unified Patent Court of the European Union, and the United States International Trade Commission. The complaints were filed after Amazon’s August 2025 rate-setting complaint on video-related technologies was filed against InterDigital and related entities in the United Kingdom. InterDigital’s complaints allege, among other things, that certain Amazon Prime Video services and features of Amazon devices carrying the Prime Video app infringe InterDigital’s patents. The complaints seek, among other things, injunctive relief and, in some cases, unspecified money damages, enhanced damages, attorneys’ fees, costs, interest, and declaratory relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In December 2025, Primos Storage Technology LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon S3, Amazon EMR, Amazon EC2 instances using Amazon EBS, and Amazon FSx for Lustre infringe U.S. Patent Nos. 7,386,663; 7,937,528; and 10,599,344, and that Amazon S3 and Amazon EMR infringe U.S. Patent Nos. 8,078,944 and 8,312,356. The complaint seeks injunctive relief, an ongoing royalty, an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 10.8 billion, 10.9 billion, and 11.0 billion, as of December 31, 2023, 2024, and 2025. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration. There were no repurchases of our common stock in 2023, 2024, or 2025. As of December 31, 2025, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years. The majority of outstanding restricted stock unit awards are granted at the date of hire or in Q2 as part of the annual compensation review and primarily vest quarterly in the relevant compensation year.
Stock Award Activity
Stock-based compensation expense is as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Cost of sales	$836	$838	$777
Fulfillment	3,090	2,973	2,703
Technology and infrastructure	13,434	12,150	10,871
Sales and marketing	4,623	4,084	3,445
General and administrative	2,040	1,966	1,671
Total stock-based compensation expense (1)	$24,023	$22,011	$19,467
___________________
(1)The related tax benefits were $5.4 billion, $5.0 billion, and $4.4 billion for 2023, 2024, and 2025.
The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2023	384.4	$144
Units granted	218.1	106
Units vested	(139.9)	143
Units forfeited	(56.8)	135
Outstanding as of December 31, 2023	405.8	125
Units granted	126.9	183
Units vested	(209.7)	132
Units forfeited	(39.9)	133
Outstanding as of December 31, 2024	283.1	145
Units granted	112.9	200
Units vested	(138.1)	135
Units forfeited	(35.4)	157
Outstanding as of December 31, 2025	222.5	178

Scheduled vesting for outstanding restricted stock units as of December 31, 2025, is as follows (in millions):

	Year Ended
	2026	2027	2028	2029	2030	Thereafter	Total
Scheduled vesting — restricted stock units	110.4	69.9	30.7	9.8	0.8	0.9	222.5
As of December 31, 2025, there was $16.9 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of 1.0 year.
During 2023, 2024, and 2025, the fair value of restricted stock units that vested was $17.6 billion, $39.6 billion, and $30.0 billion.
Common Stock Available for Future Issuance
As of December 31, 2025, common stock available for future issuance to employees is 1.4 billion shares.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in “Accumulated other comprehensive income (loss)” by separate components (in millions):

	December 31,
	2024	2025
Total beginning accumulated other comprehensive income (loss), net of tax of $99 and $(1,762)	$(3,040)	$(34)

Foreign currency translation adjustments:
Beginning of year balance, net of tax of $66 and $292	(2,841)	(6,174)
Foreign currency translation adjustments, net of tax of $226 and $(194)	(3,333)	4,226
End of year balance, net of tax of $292 and $98	(6,174)	(1,948)

Unrealized gains (losses) on available-for-sale debt securities:
Beginning of year balance, net of tax of $34 and $(2,054)	(205)	6,139
Change in net unrealized gains (losses), net of tax of $(2,086) and $(8,754)	6,339	28,304
Reclassification adjustment for net losses (gains) included in “Other income (expense), net,” net of tax of $(2) and $1,327	5	(4,273)
End of year balance, net of tax of $(2,054) and $(9,481)	6,139	30,170

Other:
Beginning of year balance, net of tax of $(1) and $0	6	1
Other, net of tax of $1 and $(1)	(5)	7
End of year balance, net of tax of $0 and $(1)	1	8

Total ending accumulated other comprehensive income (loss), net of tax of $(1,762) and $(9,384)	$(34)	$28,230

Note 9 — INCOME TAXES
In 2023, 2024, and 2025, we recorded a net tax provision of $7.1 billion, $9.3 billion, and $19.1 billion. Our U.S. taxable income is reduced by accelerated depreciation deductions and the resulting U.S. tax liability is reduced by tax credits, primarily related to the U.S. federal research and development credit. Cash paid for income taxes, net of refunds, was $11.2 billion, $12.3 billion, and $8.3 billion for 2023, 2024, and 2025.

The 2025 Tax Act was signed into law on July 4, 2025. The 2025 Tax Act makes changes to the U.S. corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025, and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. For 2025, the 2025 Tax Act increased our income tax provision, primarily due to a decrease in the foreign income deduction, and significantly decreased our cash taxes.
The components of cash paid for income taxes, net of refunds, are as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
U.S. Federal	$7,435	$7,630	$2,751
U.S. State	2,070	2,450	2,125
International	1,674	2,228	3,419
Total cash taxes paid, net of refunds	$11,179	$12,308	$8,295
Certain foreign subsidiary earnings and losses are subject to current U.S. taxation and the subsequent repatriation of those earnings is not subject to tax in the U.S.
The components of the provision for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
U.S. Federal:
Current	$8,652	$9,039	$1,220
Deferred	(5,505)	(4,101)	11,134
Total	3,147	4,938	12,354
U.S. State:
Current	2,158	2,109	2,067
Deferred	(498)	(453)	984
Total	1,660	1,656	3,051
International:
Current	2,186	2,765	4,330
Deferred	127	(94)	(648)
Total	2,313	2,671	3,682
Provision for income taxes, net	$7,120	$9,265	$19,087
U.S. and international components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
U.S.	$32,328	$61,947	$89,537
International	5,229	6,667	7,774
Income before income taxes	$37,557	$68,614	$97,311

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows (in millions, except percentages):

	Year Ended December 31,
	2023		2024		2025
Income taxes computed at the federal statutory rate	$7,887	21.0%	$14,409	21.0%	$20,435	21.0%
Federal:
Tax credits:
Research and development tax credits	(2,196)	(5.8)	(2,644)	(3.9)	(2,403)	(2.5)
Foreign tax credits	(558)	(1.5)	(440)	(0.6)	(642)	(0.7)
Other credits	(185)	(0.5)	(176)	(0.3)	(139)	(0.1)
Effect of cross-border tax laws:
Foreign income deduction (1)	(1,429)	(3.8)	(2,379)	(3.5)	(522)	(0.5)
Other effects of cross-border tax laws	(18)	—	(33)	—	(271)	(0.3)
Nontaxable and nondeductible items:
Stock-based compensation (2)	784	2.1	(2,236)	(3.3)	(2,029)	(2.1)
Other nontaxable and nondeductible items	162	0.4	158	0.3	372	0.4
Other	186	0.5	33	—	486	0.5
State and local income taxes, net of federal effect (3)	1,292	3.4	1,321	1.9	2,455	2.5
Foreign tax effects	1,117	3.0	1,150	1.7	1,517	1.6
Worldwide changes in prior period unrecognized tax benefits	78	0.2	102	0.2	(172)	(0.2)
Total	$7,120	19.0%	$9,265	13.5%	$19,087	19.6%
___________________
(1)U.S. companies are eligible for a deduction that lowers the effective tax rate on certain foreign income. This regime is referred to as the Foreign-Derived Intangible Income deduction and is dependent on the amount of our U.S. taxable income.
(2)Includes amounts related to non-taxable and non-deductible stock-based compensation, in addition to excess tax benefits or shortfalls from stock-based compensation. Our tax provision includes $519 million of tax shortfalls from stock-based compensation for 2023, and $2.8 billion and $2.6 billion of excess tax benefits from stock-based compensation for 2024 and 2025.
(3)The jurisdictions that contribute to the majority of the tax effect in this category are Illinois, Maryland, New Jersey, New York, Pennsylvania, and Virginia.
Our provision for income taxes in 2024 was higher than in 2023 primarily due to an increase in pretax income, partially offset by an increase in excess tax benefits from stock-based compensation and an increase in our foreign income deduction.
Our provision for income taxes in 2025 was higher than in 2024 primarily due to an increase in pretax income and a decrease in foreign income deduction resulting from the effects of the 2025 Tax Act.
We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.

Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2024	2025
Deferred tax assets (1):
Loss carryforwards U.S. - Federal/States	$692	$632
Loss carryforwards - Foreign	2,687	2,936
Accrued liabilities, reserves, and other expenses	4,254	5,545
Stock-based compensation	4,089	4,295
Depreciation and amortization	1,133	1,503
Operating lease liabilities	20,921	23,596
Capitalized research and development	22,701	18,725
Other items	1,688	2,166
Tax credits	1,773	2,812
Total gross deferred tax assets	59,938	62,210
Less valuation allowances (2)	(4,893)	(5,560)
Deferred tax assets, net of valuation allowances	55,045	56,650
Deferred tax liabilities:
Depreciation and amortization	(16,240)	(23,159)
Operating lease assets	(19,517)	(22,177)
Assets held for investment	(2,133)	(13,149)
Other items	(1,190)	(1,159)
Net deferred tax assets (liabilities), net of valuation allowances	$15,965	$(2,994)
 ___________________
(1)Deferred tax assets are presented after tax effects and net of tax contingencies.
(2)Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions or future capital gains, as well as tax credits.
Our valuation allowances primarily relate to foreign deferred tax assets, including substantially all of our foreign net operating loss carryforwards as of December 31, 2025. Our foreign net operating loss carryforwards for income tax purposes as of December 31, 2025 were approximately $10.6 billion before tax effects and certain of these amounts are subject to annual limitations under applicable tax law. If not utilized, a portion of these losses will begin to expire in 2026.
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

The reconciliation of our income tax contingencies is as follows (in millions):

	December 31,
	2023	2024	2025
Gross tax contingencies – January 1	$4,002	$5,228	$6,485
Gross increases to tax positions in prior periods	440	154	310
Gross decreases to tax positions in prior periods	(38)	(129)	(1,180)
Gross increases to current period tax positions	1,009	1,392	1,292
Settlements with tax authorities	(106)	(9)	(312)
Lapse of statute of limitations	(79)	(151)	(29)
Gross tax contingencies – December 31 (1)	$5,228	$6,485	$6,566
 ___________________
(1)As of December 31, 2025, we had approximately $6.6 billion of income tax contingencies of which $5.0 billion, if fully recognized, would decrease our effective tax rate.
As of December 31, 2024 and 2025, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $316 million and $400 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2023, 2024, and 2025 were $91 million, $121 million, and $84 million.
We are under examination, or may be subject to examination, by the Internal Revenue Service for the calendar year 2016 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods.
We are also subject to taxation in various states and foreign jurisdictions including Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2011 and thereafter. We are currently disputing tax assessments in multiple jurisdictions, including with respect to the allocation and characterization of income.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
North America
Net sales	$352,828	$387,497	$426,305
Operating expenses	337,951	362,530	396,686
Operating income	$14,877	$24,967	$29,619

International
Net sales	$131,200	$142,906	$161,894
Operating expenses	133,856	139,114	157,144
Operating income (loss)	$(2,656)	$3,792	$4,750

AWS
Net sales	$90,757	$107,556	$128,725
Operating expenses	66,126	67,722	83,119
Operating income	$24,631	$39,834	$45,606

Consolidated
Net sales	$574,785	$637,959	$716,924
Operating expenses	537,933	569,366	636,949
Operating income	36,852	68,593	79,975
Total non-operating income	705	21	17,336
Provision for income taxes	(7,120)	(9,265)	(19,087)
Equity-method investment activity, net of tax	(12)	(101)	(554)
Net income	$30,425	$59,248	$77,670

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Net Sales:
Online stores (1)	$231,872	$247,029	$269,287
Physical stores (2)	20,030	21,215	22,561
Third-party seller services (3)	140,053	156,146	172,162
Advertising services (4)	46,906	56,214	68,635
Subscription services (5)	40,209	44,374	49,619
AWS	90,757	107,556	128,725
Other (6)	4,958	5,425	5,935
Consolidated	$574,785	$637,959	$716,924
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
Net sales are attributed to countries primarily based on country-focused online and physical stores or, for AWS purposes, the selling entity.
Net sales attributed to countries that represent a significant portion of consolidated net sales are as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
United States	$395,637	$438,015	$489,657
Germany	37,588	40,856	45,900
United Kingdom	33,591	37,855	43,212
Japan	26,002	27,401	30,688
Rest of world	81,967	93,832	107,467
Consolidated	$574,785	$637,959	$716,924

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
Total segment assets reconciled to consolidated amounts are as follows (in millions):

	December 31,
	2023	2024	2025
North America (1)	$196,029	$210,120	$235,652
International (1)	69,718	69,487	81,984
AWS (2)	108,533	155,953	252,588
Corporate	153,574	189,334	247,818
Consolidated	$527,854	$624,894	$818,042
___________________
(1)North America and International segment assets primarily consist of property and equipment, operating leases, inventory, accounts receivable, and digital video and music content.
(2)AWS segment assets primarily consist of property and equipment, accounts receivable, and operating leases.
Property and equipment, net by segment is as follows (in millions):

	December 31,
	2023	2024	2025
North America	$93,632	$103,041	$122,043
International	24,357	25,618	30,632
AWS	72,701	110,683	190,055
Corporate	13,487	13,323	14,295
Consolidated	$204,177	$252,665	$357,025
Total net additions to property and equipment include technology infrastructure assets and the effect of non-cash activity such as property and equipment acquired but not yet paid.
Total net additions to property and equipment are as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
North America (1)	$17,529	$24,348	$35,919
International (1)	4,144	6,643	7,617
AWS (2)	24,843	53,267	96,496
Corporate	1,828	1,494	2,320
Consolidated	$48,344	$85,752	$142,352
___________________
(1)Includes property and equipment added under finance leases of $525 million, $616 million, and $1.0 billion in 2023, 2024, and 2025, and under build-to-suit lease arrangements of $356 million, $89 million, and $20 million in 2023, 2024, and 2025.
(2)Includes property and equipment added under finance leases of $117 million, $238 million, and $1.9 billion in 2023, 2024, and 2025, and under build-to-suit lease arrangements of $1 million, $8 million, and $421 million in 2023, 2024, and 2025.
U.S. property and equipment, net and operating leases were $196.0 billion, $241.6 billion, and $321.9 billion, as of December 31, 2023, 2024, and 2025, and non-U.S. property and equipment, net and operating leases were $80.7 billion, $87.2 billion, and $121.2 billion as of December 31, 2023, 2024, and 2025. Except for the U.S., property and equipment, net and operating leases in any single country were less than 10% of consolidated property and equipment, net and operating leases.

Depreciation and amortization expense on property and equipment, including corporate property and equipment, are allocated to all segments based on usage.
Total depreciation and amortization expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
North America	$13,678	$14,285	$15,503
International	4,016	4,462	4,907
AWS	12,531	13,320	21,450
Consolidated	$30,225	$32,067	$41,860

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control Over Financial Reporting
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amazon.com, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 5, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Seattle, Washington
February 5, 2026

Item 9B.	Other Information
On November 3, 2025, David A. Zapolsky, Senior Vice President, Chief Global Affairs and Legal Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 64,059 shares of Amazon.com, Inc. common stock over a period ending on November 30, 2026, subject to certain conditions.
On November 10, 2025, Douglas J. Herrington, CEO Worldwide Amazon Stores, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 132,937 shares of Amazon.com, Inc. common stock over a period ending on December 31, 2026, subject to certain conditions.
On November 11, 2025, Keith B. Alexander, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 1,800 shares of Amazon.com, Inc. common stock over a period ending on November 4, 2026, subject to certain conditions.
On November 11, 2025, Shelley L. Reynolds, Vice President, Worldwide Controller, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 9,744 shares of Amazon.com, Inc. common stock over a period ending on November 29, 2026, subject to certain conditions.
On November 14, 2025, Andrew R. Jassy, President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 142,224 shares of Amazon.com, Inc. common stock over a period ending on December 31, 2026, subject to certain conditions.
On November 14, 2025, Jeffrey P. Bezos, our founder and Executive Chair, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 15,000,000 shares of Amazon.com, Inc. common stock over a period ending on February 26, 2027, subject to certain conditions.
On November 19, 2025, Brian T. Olsavsky, Senior Vice President and Chief Financial Officer, terminated a trading plan intended to satisfy Rule 10b5-1(c) initially adopted on May 20, 2025 to sell up to 53,249 shares of Amazon.com, Inc. common stock over a period ending on March 2, 2026.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Information About Our Executive Officers.” Information required by Item 10 of Part III regarding our Directors and Executive Officers, as applicable, and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics, insider trading policies and procedures, and, to the extent applicable, compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at amazon.com/ir.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2025
Consolidated Statements of Operations for each of the three years ended December 31, 2025
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2025
Consolidated Balance Sheets as of December 31, 2024 and 2025
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2025
Notes to Consolidated Financial Statements
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

4.8
Officers’ Certificate of Amazon.com, Inc., dated as of November 20, 2025, containing Form of 3.900% Note due 2028, Form of 4.100% Note due 2030, Form of 4.350% Note due 2033, Form of 4.650% Note due 2035, Form of 5.450% Note due 2055, and Form of 5.550% Note due 2065 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 20, 2025).

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

10.4†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.5†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.6†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001).

10.7†	Form of Global Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2023).

10.8
Five-Year Revolving Credit Agreement, dated as of November 1, 2023, among Amazon.com, Inc., Citibank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 1, 2023).

10.9
364-Day Revolving Credit Agreement, dated as of October 29, 2025, among Amazon.com, Inc., Citibank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2025).

19.1	Amazon.com, Inc. Insider Trading Policy (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2024).

21.1	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Andrew R. Jassy, President and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

97.1	Amazon.com, Inc. Clawback Policy (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2023).

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
__________________
†    Executive Compensation Plan or Agreement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 5, 2026.

AMAZON.COM, INC.

By:	/s/ Andrew R. Jassy
Andrew R. Jassy
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 5, 2026.

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