Form 10-Q
period 2026-03-31
AMAZON COM INC
filed 2026-04-30
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
(206) 266-1000
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	AMZN	The Nasdaq Stock Market LLC
Floating Rate Notes due 2028	—	The Nasdaq Stock Market LLC
2.800% Notes due 2028	—	The Nasdaq Stock Market LLC
3.100% Notes due 2030	—	The Nasdaq Stock Market LLC
3.350% Notes due 2032	—	The Nasdaq Stock Market LLC
3.700% Notes due 2035	—	The Nasdaq Stock Market LLC
4.050% Notes due 2039	—	The Nasdaq Stock Market LLC
4.450% Notes due 2045	—	The Nasdaq Stock Market LLC
4.850% Notes due 2064	—	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,757,109,436 shares of common stock, par value $0.01 per share, outstanding as of April 22, 2026

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2025	2026	2025	2026
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$82,312	$90,106	$73,332	$69,893
OPERATING ACTIVITIES:
Net income	17,127	30,255	65,944	90,798
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	14,262	18,945	55,373	70,439
Stock-based compensation	3,689	4,032	20,739	19,810
Non-operating expense (income), net	(2,817)	(15,632)	(3,539)	(27,695)
Deferred income taxes	507	12,798	(3,203)	23,761
Changes in operating assets and liabilities:
Inventories	(1,222)	1,622	(4,882)	(158)
Accounts receivable, net and other	1,247	(5,750)	(5,686)	(14,330)
Other assets	(3,402)	(3,811)	(15,184)	(16,041)
Accounts payable	(9,043)	(8,737)	5,211	11,537
Accrued expenses and other	(4,061)	(8,045)	(4,037)	(9,003)
Unearned revenue	728	355	3,167	(587)
Net cash provided by (used in) operating activities	17,015	26,032	113,903	148,531
INVESTING ACTIVITIES:
Purchases of property and equipment	(25,019)	(44,203)	(93,093)	(151,003)
Proceeds from property and equipment sales and incentives	764	969	5,115	3,704
Acquisitions, net of cash acquired, non-marketable investments, and other, net	48	(15,408)	(3,680)	(19,297)
Sales and maturities of marketable securities	7,737	17,686	22,748	54,335
Purchases of marketable securities	(13,333)	(23,256)	(37,373)	(64,693)
Net cash provided by (used in) investing activities	(29,803)	(64,212)	(106,283)	(176,954)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	1,815	6,018	6,619	13,523
Repayments of short-term debt, and other	(2,082)	(6,109)	(6,738)	(12,453)
Proceeds from long-term debt	746	53,441	746	68,368
Repayments of long-term debt	—	—	(8,852)	(5,021)
Principal repayments of finance leases	(410)	(468)	(1,683)	(1,615)
Principal repayments of financing obligations	(116)	(115)	(695)	(327)
Net cash provided by (used in) financing activities	(47)	52,767	(10,603)	62,475
Foreign currency effect on cash, cash equivalents, and restricted cash	416	(1)	(456)	747
Net increase (decrease) in cash, cash equivalents, and restricted cash	(12,419)	14,586	(3,439)	34,799
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$69,893	$104,692	$69,893	$104,692
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2026
Net product sales	$63,970	$71,304
Net service sales	91,697	110,215
Total net sales	155,667	181,519
Operating expenses:
Cost of sales	76,976	87,463
Fulfillment	24,593	27,289
Technology and infrastructure	22,994	29,567
Sales and marketing	9,763	10,314
General and administrative	2,628	2,587
Other operating expense (income), net	308	447
Total operating expenses	137,262	157,667
Operating income	18,405	23,852
Interest income	1,066	1,135
Interest expense	(541)	(800)
Other income (expense), net	2,749	15,647
Total non-operating income	3,274	15,982
Income before income taxes	21,679	39,834
Provision for income taxes	(4,553)	(9,560)
Equity-method investment activity, net of tax	1	(19)
Net income	$17,127	$30,255
Basic earnings per share	$1.62	$2.82
Diluted earnings per share	$1.59	$2.78
Weighted-average shares used in computation of earnings per share:
Basic	10,603	10,743
Diluted	10,793	10,874
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2026
Net income	$17,127	$30,255
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(66) and $(13)	1,535	(764)
Unrealized gains (losses) on net investment hedging instruments, net of tax of $0 and $24	—	(85)
Available-for-sale debt securities:
Change in net unrealized gains (losses), net of tax of $(11) and $(340)	37	826
Less: reclassification adjustments for net losses (gains) included in “Other income (expense), net,” net of tax of $809 and $1,142	(2,454)	(3,337)
Net change	(2,417)	(2,511)
Other, net of tax of $1 and $(2)	2	(2)
Total other comprehensive income (loss)	(880)	(3,362)
Comprehensive income	$16,247	$26,893
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2025	March 31, 2026
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,810	$101,816
Marketable securities	36,219	41,273
Inventories	38,325	36,534
Accounts receivable, net and other	67,729	75,532
Total current assets	229,083	255,155
Property and equipment, net	357,025	397,458
Operating leases	86,054	88,741
Goodwill	23,273	23,449
Other assets	122,607	151,827
Total assets	$818,042	$916,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,909	$124,749
Accrued expenses and other	75,520	71,120
Unearned revenue	20,576	20,887
Total current liabilities	218,005	216,756
Long-term lease liabilities	87,339	90,814
Long-term debt	65,648	119,074
Other long-term liabilities	35,985	48,072
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 11,246 and 11,269 shares issued; 10,731 and 10,754 shares outstanding)	112	113
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	140,024	143,979
Accumulated other comprehensive income (loss)	28,230	24,868
Retained earnings	250,536	280,791
Total stockholders’ equity	411,065	441,914
Total liabilities and stockholders’ equity	$818,042	$916,630
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2026 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2025 Annual Report on Form 10-K.
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc. and its consolidated entities (collectively, the “Company”), consisting of its wholly-owned subsidiaries and those entities in which we have a variable interest (“VIEs”) and of which we are the primary beneficiary, including certain entities in India and certain entities that support our healthcare services and production and distribution of video content. We are the primary beneficiary if we have the power to direct the activities of the VIE and absorb the losses or benefits that would be significant to the VIE. Intercompany balances and transactions between consolidated entities are eliminated.
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
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2025	2026	2025	2026
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$236	$274	$1,825	$1,496
Cash paid for operating leases	3,562	4,315	12,571	15,791
Cash paid for interest on finance leases	71	102	284	326
Cash paid for interest on financing obligations	55	76	210	217
Cash paid for income taxes, net of refunds	877	1,323	12,727	8,741
Assets acquired under operating leases	4,321	6,239	15,992	21,848
Property and equipment acquired under finance leases, net of remeasurements and modifications	54	1,565	866	4,422
Increase (decrease) in property and equipment acquired but not yet paid	3,108	9,920	9,736	16,967

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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2025	2026
Shares used in computation of basic earnings per share	10,603	10,743
Total dilutive effect of outstanding stock awards	190	131
Shares used in computation of diluted earnings per share	10,793	10,874
Other Income (Expense), Net
Other income (expense), net is as follows (in millions):

	Three Months Ended March 31,
	2025	2026
Marketable equity securities valuation gains (losses), net	$(138)	$(889)
Equity warrant valuation gains (losses), net	(378)	(398)
Reclassification adjustments for gains (losses) on available-for-sale debt securities, net	3,263	4,479
Upward adjustments relating to equity investments in private companies	37	12,328
Foreign currency gains (losses), net	(2)	160
Other, net	(33)	(33)
Total other income (expense), net	$2,749	$15,647
The reclassification adjustments for the gains on available-for-sale debt securities of $3.3 billion and $4.5 billion in Q1 2025 and Q1 2026 are primarily from the portions of our convertible notes investments in Anthropic, PBC (“Anthropic”) that were converted to nonvoting preferred stock during Q1 2025 and Q1 2026. The upward adjustments relating to equity investments in private companies of $12.3 billion in Q1 2026 reflect observable changes in prices, primarily from our nonvoting preferred stock in Anthropic.
Derivatives and Hedging
Energy Contracts — We enter into energy contracts to secure electricity supply for our existing and future operations, some of which extend 20 years. We may make or receive net cash payments, rather than take delivery of electricity, when our consumption is less than committed quantities due to operational variability. Because we may make or receive net cash payments, these contracts are derivative instruments. These contracts are not traded on exchanges or transacted in secondary markets and are not used for trading or speculative purposes.
Derivative instruments are measured at fair value each reporting period. Fair value measurements are based on valuation methods using both common factors like electricity futures prices where there are more liquid trading volumes generally for remaining contractual periods up to four to six years, forward capacity auctions, and risk-free interest rates, and a number of management assumptions for remaining contractual periods greater than four to six years where there is significantly less or no trading data such as long-dated forward commodity prices and implied volatility curves, and credit adjustments. The extent of management judgment is significant (Level 3).
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
As of March 31, 2026, the energy contract quantities subject to derivative accounting fair value measurements were approximately 200 million megawatt-hours and the weighted-average remaining duration of these contracts is approximately 15 years, with the majority of these megawatt-hours to be delivered beyond the next nine years. The impact of these fair value measurements on our consolidated statement of operations in Q1 2025 and Q1 2026 was not significant.

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
Net Investment Hedges — Our March 2026 Euro-denominated Notes issuance of €14.5 billion creates an exposure to changes in foreign exchange rates. We designated these notes as net investment hedges to mitigate foreign currency exposures related to the translation of our investments in foreign operations to U.S. dollars. Foreign currency unrealized gains and losses on these notes are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, until the foreign operations are sold or substantially liquidated, at which point these amounts and any translation adjustment of the foreign operations are reclassified to our consolidated statements of operations.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $3.3 billion and $2.8 billion as of December 31, 2025 and March 31, 2026.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and prepaid expenses and other current assets. As of December 31, 2025 and March 31, 2026, customer receivables, net, were $40.4 billion and $43.3 billion, vendor receivables, net, were $15.9 billion and $16.4 billion, and other receivables, net, were $4.5 billion and $8.6 billion. Prepaid expenses and other current assets, which include amounts related to satellite network launch services deposits, were $6.9 billion and $7.2 billion as of December 31, 2025 and March 31, 2026. We currently expense satellite network launch services deposits upon launch to “Technology and infrastructure.”
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $2.4 billion and $2.6 billion as of December 31, 2025 and March 31, 2026.
Digital Video and Music Content
Included in “Other assets” on our consolidated balance sheets are the total capitalized costs of video, which is primarily released content, and music, which as of December 31, 2025 and March 31, 2026 were $21.3 billion and $21.5 billion. Total video and music expense was $5.1 billion and $6.0 billion in Q1 2025 and Q1 2026.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2025 was $25.0 billion, of which $9.4 billion was recognized as revenue during the three months ended March 31, 2026. Included in “Other long-term liabilities” on our consolidated balance sheets was $4.4 billion of unearned revenue as of December 31, 2025 and March 31, 2026.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that we expect to fulfill but have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were approximately $364 billion as of March 31, 2026. The weighted-average remaining life of our long-term contracts is 5.5 years. The amount and timing of revenue recognition will be driven by customer usage and our performance in accordance with contractual obligations, which can extend beyond the original contractual duration and commitment.
In Q1 2026, AWS and OpenAI Group PBC (“OpenAI”) announced an expansion of the existing $38.0 billion multi-year commitment and commercial arrangement with OpenAI by $100.0 billion over 8.0 years, which includes contractual obligations related to the performance of AWS chips.

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
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2025 and March 31, 2026, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

The following table summarizes, by major investment type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2025	March 31, 2026
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash and time deposits	$16,145	$14,655	$—	$—	$14,655
Level 1:
Money market funds	29,777	35,697	—	—	35,697
Equity securities (1)	3,687				2,801
Level 2:
U.S. government and agency securities	5,222	4,601	2	(18)	4,585
Corporate debt securities	69,585	86,511	13	(29)	86,495
Asset-backed securities	1,780	1,711	3	(11)	1,703
Other financial instruments	129	29	—	—	29
	$126,325	$143,204	$18	$(58)	$145,965
Less: Restricted cash, cash equivalents, and marketable securities (2)	(3,296)				(2,876)
Total cash, cash equivalents, and marketable securities	$123,029				$143,089
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $(205) million and $(883) million in Q1 2025 and Q1 2026.
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
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of March 31, 2026 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$119,054	$119,043
Due after one year through five years	8,083	8,076
Due after five years through ten years	463	461
Due after ten years	949	929
Total	$128,549	$128,509
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Non-Marketable Investments
Anthropic — From Q3 2023 to Q4 2025, we invested $8.0 billion in convertible notes from Anthropic, which are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” and as Level 3 assets. In making these estimates, we utilized valuation methods based on information available, including the rights and obligations of the convertible notes, other outstanding classes of securities, observable transactions such as new securities offerings, estimates of expected time to and type of liquidity events and anticipated securities offerings, and discounts for lack of marketability.
In Q1 2025 and Q1 2026, a portion of the then-outstanding notes was converted to nonvoting preferred stock. The investments in nonvoting preferred stock are initially recorded at their estimated fair value at the time of each conversion and are accounted for as a component of our equity investments in private companies not accounted for under the equity-method, with future adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income (expense), net” on our consolidated statements of operations. As a result of these conversions, a portion of the unrealized gain associated with the notes included in “Accumulated other comprehensive income (loss)” was reclassified and a gain of approximately $3.3 billion and $4.5 billion was recorded in “Other income (expense), net.” In Q1 2026, we also recorded an upward adjustment of approximately $12.3 billion to our nonvoting preferred stock in “Other income (expense), net” to reflect observable changes in price. As of December 31, 2025 and March 31, 2026, the amounts recorded on our consolidated balance sheets for nonvoting preferred stock were approximately $14.8 billion and $32.0 billion. As of December 31, 2025 and March 31, 2026, the estimated fair value of our convertible notes recorded on our consolidated balance sheets was approximately $45.8 billion and $42.2 billion, and the associated unrealized gain included in “Accumulated other comprehensive income (loss)” was $39.5 billion and $36.3 billion. We also have a commercial arrangement primarily for the provision of AWS cloud services, which includes the use of AWS chips.
Subsequent to March 31, 2026, we invested $5.0 billion in Anthropic nonvoting preferred stock. Additionally, we amended our commercial arrangement which is primarily for the provision of AWS cloud services and includes contractual obligations related to the performance of AWS chips. Furthermore, we entered into a financing arrangement to make available to Anthropic an aggregate facility not to exceed $20.0 billion that will expire 30 months after a liquidity event, as defined, such as an Anthropic initial public offering or direct listing of equity securities. At inception, there is no amount available to be drawn against and as we reach certain delivery milestones of compute capacity under the amended commercial arrangement, amounts under this facility are made available for Anthropic to draw upon at its discretion. Draws against the facility will be in the form of new Anthropic convertible notes or, after a liquidity event, Anthropic common stock, which will be issued to us in exchange for cash. We also have an option to invest up to $5.0 billion in Anthropic’s future equity financings which if elected would reduce the amount available under the facility by the amount exercised under the option.
OpenAI — In Q1 2026, we invested $15.0 billion in Series C Preferred Stock of OpenAI, and we also entered into an equity commitment letter agreement (the “Letter Agreement”), pursuant to which we agreed to purchase additional shares of Series C Preferred Stock (the “Commitment Shares”) with an aggregate purchase price of $35.0 billion (the “Commitment Amount”). We may, in our sole discretion, elect to purchase all or any portion of the Commitment Shares at any time pursuant to the Letter Agreement. To the extent that we have not done so previously, we are obligated to purchase all remaining Commitment Shares upon the earlier to occur of (i) OpenAI meeting specified milestones, and (ii) OpenAI directly or indirectly consummating an initial public offering or direct listing of equity securities in the United States (a “Public Listing Transaction”), in each case subject to certain terms and conditions. If certain conditions are not satisfied until after a Public Listing Transaction occurs, then our purchase commitment will relate to the class of OpenAI’s common stock that is publicly traded at the same effective price per share as the Series C Preferred Stock price. The parties’ obligations under the Letter Agreement will terminate if we have not invested the Commitment Amount by December 31, 2028, which date may accelerate under certain circumstances. We account for our investment in Series C Preferred Stock and purchase commitment as a component of our equity investments in private companies not accounted for under the equity-method, with future adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income (expense), net” on our consolidated statements of operations. Additionally, in Q1 2026, we and an affiliate of OpenAI entered into (i) a commercial arrangement primarily for the provision of AWS cloud services, which includes the use of AWS chips, and (ii) a joint collaboration agreement pursuant to which certain services using OpenAI models will be made available to the Company and on AWS.
As of December 31, 2025 and March 31, 2026, equity investments in private companies not accounted for under the equity-method, which primarily relate to nonvoting preferred stock in Anthropic and preferred stock in OpenAI, had a carrying value of $16.2 billion and $48.1 billion, with adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income (expense), net” on our consolidated statements of operations.
As of December 31, 2025 and March 31, 2026, equity investments accounted for under the equity-method of accounting, including investments for which we have elected the fair value option, had a carrying value of $659 million and $923 million.
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2025 and March 31, 2026, these warrants had a fair value of $2.7 billion and $2.4 billion, with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
These non-marketable investments are included within “Other assets” on our consolidated balance sheets.
Certain of our investments, including our investments in Anthropic and OpenAI, represent a variable interest in an entity for which we do not consolidate because we are not the primary beneficiary. Our maximum exposure to loss is generally limited to the current carrying values of these investments and any future funding commitments.

Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2025	March 31, 2026
Cash and cash equivalents	$86,810	$101,816
Restricted cash included in “Accounts receivable, net and other”	300	330
Restricted cash included in “Other assets”	2,996	2,546
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$90,106	$104,692
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, data center, office, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $55.6 billion and $56.4 billion as of December 31, 2025 and March 31, 2026. Accumulated amortization associated with finance leases was $40.4 billion as of December 31, 2025 and March 31, 2026.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended March 31,
	2025	2026
Operating lease cost	$3,240	$3,917
Finance lease cost:
Amortization of lease assets	873	733
Interest on lease liabilities	71	101
Finance lease cost	944	834
Variable lease cost	696	742
Total lease cost	$4,880	$5,493
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2025	March 31, 2026
Weighted-average remaining lease term – operating leases	10.0 years	10.0 years
Weighted-average remaining lease term – finance leases	12.6 years	12.8 years
Weighted-average discount rate – operating leases	3.7%	3.8%
Weighted-average discount rate – finance leases	3.4%	3.6%

Our lease liabilities were as follows (in millions):

	December 31, 2025
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$106,914	$14,917	$121,831
Less: imputed interest	(17,662)	(2,631)	(20,293)
Present value of lease liabilities	89,252	12,286	101,538
Less: current portion of lease liabilities	(12,655)	(1,544)	(14,199)
Total long-term lease liabilities	$76,597	$10,742	$87,339

	March 31, 2026
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$110,135	$16,496	$126,631
Less: imputed interest	(18,518)	(3,171)	(21,689)
Present value of lease liabilities	91,617	13,325	104,942
Less: current portion of lease liabilities	(12,550)	(1,578)	(14,128)
Total long-term lease liabilities	$79,067	$11,747	$90,814

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of March 31, 2026 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt principal and interest	$5,937	$13,583	$16,657	$11,076	$10,710	$145,575	$203,538
Operating lease liabilities	11,746	13,867	12,934	11,597	10,369	49,622	110,135
Finance lease liabilities, including interest	1,488	1,742	1,848	1,413	1,238	8,767	16,496
Financing obligations, including interest (1)	432	627	638	648	660	7,178	10,183
Leases not yet commenced	5,135	9,617	7,215	7,296	7,292	69,792	106,347
Unconditional purchase obligations (2)	19,143	15,825	8,482	7,327	7,330	45,661	103,768
Other commitments (3)	2,608	1,804	1,171	998	967	11,265	18,813
Total commitments	$46,489	$57,065	$48,945	$40,355	$38,566	$337,860	$569,280
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $358 million and $340 million are recorded within “Accrued expenses and other” and $7.8 billion and $8.2 billion are recorded within “Other long-term liabilities” as of December 31, 2025 and March 31, 2026. The weighted-average remaining term of the financing obligations was 15.0 years and the weighted-average imputed interest rate was 2.9% and 3.1% as of December 31, 2025 and March 31, 2026.
(2)Includes unconditional purchase obligations related to long-term agreements to procure energy, acquire and license digital media content, acquire property and equipment, and license software that are not reflected on the consolidated balance sheets. For those agreements with variable terms or subject to certain regulatory approvals, we do not estimate the total obligation beyond any minimum quantities and/or pricing, or termination penalties, as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified. Energy agreements based on actual generation without a fixed or minimum volume commitment are not included. Certain of our energy agreements also provide the right to receive energy certificates.
(3)Includes asset retirement obligations, the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction, and liabilities associated with digital media content agreements with initial terms greater than one year. Excludes approximately $6.7 billion of income tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
On April 13, 2026, Amazon entered into a definitive merger agreement to acquire Globalstar, Inc. (“Globalstar”), a Delaware corporation, for a mix of cash and stock consideration. Under the terms of the merger agreement, prior to closing, Globalstar stockholders will elect to receive, for each share of Globalstar common stock they own, either (i) $90.00 in cash or (ii) 0.3210 shares of Amazon common stock (with a value capped at $90.00 per share). The value of the total consideration will vary based on the price of shares of Amazon common stock and the elections of Globalstar stockholders. The total consideration is also subject to (i) a proration mechanism that caps aggregate cash elections to a maximum of 40% of total Globalstar shares, and automatically converts excess cash consideration into stock consideration on a pro rata basis and (ii) a downward adjustment of a maximum of $110 million in the event Globalstar does not meet certain operational milestones. As of the date of the merger agreement, the acquisition implied a value for Globalstar of approximately $10.9 billion, including its debt. On the date of the merger agreement, we also entered into agreements with Apple Inc. (“Apple”), Globalstar’s largest customer, to provide certain services after the acquisition and to redeem certain equity interests held by Apple in a Globalstar special purpose entity.
The acquisition is expected to close in 2027, subject to the satisfaction of certain closing conditions, including receipt of regulatory approvals and Globalstar’s achievement of certain satellite replacement milestones.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2025 Annual Report on Form 10-K, as supplemented by the following:
In May 2018, Rensselaer Polytechnic Institute and CF Dynamic Advances LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Northern District of New York. The complaint alleged, among other things, that “Alexa Voice Software and Alexa enabled devices” infringe U.S. Patent No. 7,177,798. The complaint sought an injunction, an unspecified amount of damages, enhanced damages, an ongoing royalty, interest, attorneys’ fees, and costs. In March 2023, the plaintiffs alleged in their damages report that in the event of a finding of liability Amazon could be subject to $140 million to $267 million in damages. In March 2024, the district court granted summary judgment ruling that the patent is invalid and dismissed the case. In April 2024, the plaintiffs filed a notice of appeal. In February 2026, the United States Court of Appeals for the Federal Circuit affirmed the district court’s judgment. This decision is subject to appeal. We dispute the allegations of wrongdoing and will continue to defend ourselves vigorously in this matter.
In addition, we are regularly subject to claims, litigation, and other proceedings, including government inquiries and investigations that could lead to the foregoing and potential regulatory proceedings, involving patent and other intellectual property matters, taxes, labor and employment, competition and antitrust, privacy and data protection, consumer protection, commercial disputes, goods and services offered by us and by third parties, and other matters.
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
See also “Note 7 — Income Taxes.”

Note 5 — DEBT
As of March 31, 2026, we had $121.8 billion of unsecured senior notes outstanding (the “Notes”), including €14.5 billion ($16.8 billion) and $37.0 billion issued in March 2026 for general corporate purposes. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2025	March 31, 2026
2014 Notes issuance of $6.0 billion	2034 - 2044	4.80% - 4.95%	4.93% - 5.12%	2,750	2,750
2017 Notes issuance of $17.0 billion	2027 - 2057	3.15% - 4.25%	3.25% - 4.33%	12,000	12,000
2020 Notes issuance of $10.0 billion	2027 - 2060	1.20% - 2.70%	1.26% - 2.77%	7,750	7,750
2021 Notes issuance of $18.5 billion	2026 - 2061	1.00% - 3.25%	1.14% - 3.31%	15,000	15,000
April 2022 Notes issuance of $12.8 billion	2027 - 2062	3.30% - 4.10%	3.40% - 4.15%	9,750	9,750
December 2022 Notes issuance of $8.3 billion	2027 - 2032	4.55% - 4.70%	4.61% - 4.74%	5,750	5,750
2025 Notes issuance of $15.0 billion	2028 - 2065	3.90% - 5.55%	3.99% - 5.62%	15,000	15,000
March 2026 Notes issuance of $37.0 billion (2)	2028 - 2076	3.85% - 6.05%	3.97% - 6.12%	—	37,000
March 2026 Euro-denominated Notes issuance of €14.5 billion (3)	2028 - 2064	2.50% - 4.85%	2.59% - 4.88%	—	16,782
Other long-term debt				836	850
Total face value of long-term debt				68,836	122,632
Unamortized discount and issuance costs, net				(440)	(726)
Less: current portion of long-term debt				(2,748)	(2,832)
Long-term debt				$65,648	$119,074
___________________
(1) The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, December 2022, 2025, March 2026, and March 2026 Euro-denominated Notes were 14.1, 15.2, 17.9, 12.9, 13.5, 4.2, 15.4, 16.7, and 10.3 years as of March 31, 2026. The combined weighted-average remaining life of the Notes was 14.2 years as of March 31, 2026.
(2) Includes $2.8 billion of floating rate notes due in 2028 and 2029. Interest is calculated using the compounded Secured Overnight Financing Rate (“SOFR”) plus 0.44% and 0.59%, respectively, and payable quarterly in arrears.
(3) Includes €1.8 billion of floating rate notes due in 2028. Interest is calculated using Euro Interbank Offered Rate (“EURIBOR”) plus 0.35%, payable quarterly in arrears.
Interest on the Notes is primarily payable semi-annually in arrears except for the March 2026 Euro-denominated Notes for which interest is primarily payable annually in arrears. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. The floating rate notes are generally not redeemable prior to maturity. We are not subject to any financial covenants under the Notes.
The estimated fair value of the Notes was approximately $61.1 billion and $113.6 billion as of December 31, 2025 and March 31, 2026, which is based on quoted prices for our debt as of those dates.
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $30.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Programs as of December 31, 2025 and March 31, 2026. We use the net proceeds from the issuance of commercial paper for general corporate purposes.

We have an aggregate $20.0 billion in unsecured revolving credit facilities with syndicates of lenders, consisting of a $15.0 billion facility (the “Credit Agreement”) and a $5.0 billion 364-day facility (the “Short-Term Credit Agreement”). The Credit Agreement has a term that extends to November 2028 and may be extended for one or more additional one-year terms subject to approval by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. The Short-Term Credit Agreement matures in October 2026 and may be extended for one additional period of 364 days subject to approval by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the SOFR specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion. There were no borrowings outstanding under the Credit Agreement and the Short-Term Credit Agreement as of December 31, 2025 and March 31, 2026.
We also utilize other short-term credit facilities for working capital purposes. There were $455 million and $152 million of borrowings outstanding under these facilities as of December 31, 2025 and March 31, 2026, which were included in “Accrued expenses and other” on our consolidated balance sheets. In addition, we had $9.4 billion of unused letters of credit as of March 31, 2026.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration. There were no repurchases of our common stock during the three months ended March 31, 2025 or 2026. As of March 31, 2026, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years. The majority of outstanding restricted stock unit awards are granted at the date of hire or in Q2 as part of the annual compensation review and primarily vest quarterly in the relevant compensation year.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 11.0 billion and 10.9 billion as of December 31, 2025 and March 31, 2026. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended March 31,
	2025	2026
Cost of sales	$148	$171
Fulfillment	497	601
Technology and infrastructure	2,060	2,286
Sales and marketing	653	663
General and administrative	331	311
Total stock-based compensation expense	$3,689	$4,032
The following table summarizes our restricted stock unit activity for the three months ended March 31, 2026 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2025	222.5	$178
Units granted	7.8	224
Units vested	(23.3)	152
Units forfeited	(11.9)	175
Outstanding as of March 31, 2026	195.1	183

Scheduled vesting for outstanding restricted stock units as of March 31, 2026, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Scheduled vesting — restricted stock units	83.0	67.3	31.3	11.5	1.2	0.8	195.1
As of March 31, 2026, there was $14.4 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of one year.
Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended March 31,
	2025	2026
Total beginning stockholders’ equity	$285,970	$411,065

Beginning common stock	111	112
Stock-based compensation and issuance of employee benefit plan stock	—	1
Ending common stock	111	113

Beginning and ending treasury stock	(7,837)	(7,837)

Beginning additional paid-in capital	120,864	140,024
Stock-based compensation and issuance of employee benefit plan stock	3,650	3,955
Ending additional paid-in capital	124,514	143,979

Beginning accumulated other comprehensive income (loss)	(34)	28,230
Other comprehensive income (loss)	(880)	(3,362)
Ending accumulated other comprehensive income (loss)	(914)	24,868

Beginning retained earnings	172,866	250,536
Net income	17,127	30,255
Ending retained earnings	189,993	280,791

Total ending stockholders’ equity	$305,867	$441,914

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in “Accumulated other comprehensive income (loss)” by separate components (in millions):

	Three Months Ended March 31,
	2025	2026
Total beginning accumulated other comprehensive income (loss), net of tax of $(1,762) and $(9,384)	$(34)	$28,230

Foreign currency translation adjustments:
Beginning balance, net of tax of $292 and $98	(6,174)	(1,948)
Foreign currency translation adjustments, net of tax of $(66) and $(13)	1,535	(764)
Ending balance, net of tax of $226 and $85	(4,639)	(2,712)

Unrealized gains (losses) on net investment hedging instruments:
Beginning balance, net of tax of $0 and $0	—	—
Change in net unrealized gains (losses), net of tax of $0 and $24	—	(85)
Ending balance, net of tax of $0 and $24	—	(85)

Unrealized gains (losses) on available-for-sale debt securities:
Beginning balance, net of tax of $(2,054) and $(9,481)	6,139	30,170
Change in net unrealized gains (losses), net of tax of $(11) and $(340)	37	826
Reclassification adjustments for net losses (gains) included in “Other income (expense), net,” net of tax of $809 and $1,142	(2,454)	(3,337)
Ending balance, net of tax of $(1,256) and $(8,679)	3,722	27,659

Other:
Beginning balance, net of tax of $0 and $(1)	1	8
Other, net of tax of $1 and $(2)	2	(2)
Ending balance, net of tax of $1 and $(3)	3	6

Total ending accumulated other comprehensive income (loss), net of tax of $(1,029) and $(8,573)	$(914)	$24,868
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

For 2026, we estimate that our effective tax rate will be adversely affected by state income taxes and favorably impacted by the U.S. federal research and development credit.
Our income tax provision for the three months ended March 31, 2025 was $4.6 billion, which included $559 million of net discrete tax expense. Our income tax provision for the three months ended March 31, 2026 was $9.6 billion, which included $4.1 billion of net discrete tax expense primarily attributable to the net gains from our investments in Anthropic.
On February 18, 2026, the IRS issued Notice 2026-7 (the “2026 Notice”), which included guidance on the U.S. tax treatment of previously capitalized domestic research and development costs. We expect the 2026 Notice, which applied retroactively to 2025, to result in a significant decrease of 2024 and 2025 cash taxes paid. Cash paid for income taxes, net of refunds was $877 million and $1.3 billion in Q1 2025 and Q1 2026.
As of December 31, 2025 and March 31, 2026, income tax contingencies were approximately $6.6 billion and $6.7 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended March 31,
	2025	2026
North America
Net sales	$92,887	$104,143
Operating expenses	87,046	95,876
Operating income	$5,841	$8,267

International
Net sales	$33,513	$39,789
Operating expenses	32,496	38,365
Operating income	$1,017	$1,424

AWS
Net sales	$29,267	$37,587
Operating expenses	17,720	23,426
Operating income	$11,547	$14,161

Consolidated
Net sales	$155,667	$181,519
Operating expenses	137,262	157,667
Operating income	18,405	23,852
Total non-operating income	3,274	15,982
Provision for income taxes	(4,553)	(9,560)
Equity-method investment activity, net of tax	1	(19)
Net income	$17,127	$30,255

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended March 31,
	2025	2026
Net Sales:
Online stores (1)	$57,407	$64,254
Physical stores (2)	5,533	5,785
Third-party seller services (3)	36,512	41,578
Advertising services (4)	13,921	17,243
Subscription services (5)	11,715	13,427
AWS	29,267	37,587
Other (6)	1,312	1,645
Consolidated	$155,667	$181,519
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
Total segment assets reconciled to consolidated amounts are as follows (in millions):

	December 31, 2025	March 31, 2026
North America (1)	$235,652	$241,817
International (1)	81,984	81,000
AWS (2)	252,588	294,121
Corporate	247,818	299,692
Consolidated	$818,042	$916,630
___________________
(1)North America and International segment assets primarily consist of property and equipment, operating leases, inventory, accounts receivable, and digital video and music content.
(2)AWS segment assets primarily consist of property and equipment, accounts receivable, and operating leases.

Property and equipment, net by segment is as follows (in millions):

	December 31, 2025	March 31, 2026
North America	$122,043	$129,241
International	30,632	30,899
AWS	190,055	223,056
Corporate	14,295	14,262
Consolidated	$357,025	$397,458
Total net additions to property and equipment include technology infrastructure assets and the effect of non-cash activity such as property and equipment acquired but not yet paid.
Total net additions to property and equipment are as follows (in millions):

	Three Months Ended March 31,
	2025	2026
North America (1)	$5,096	$11,126
International (1)	1,506	1,727
AWS (2)	20,464	41,516
Corporate	383	388
Consolidated	$27,449	$54,757
___________________
(1)Includes property and equipment added under finance leases of $54 million and $237 million in Q1 2025 and Q1 2026.
(2)Includes property and equipment added under finance leases of $0 million and $1.3 billion in Q1 2025 and Q1 2026.
Depreciation and amortization expense on property and equipment, including corporate property and equipment, are allocated to all segments based on usage.
Total depreciation and amortization expense, by segment, is as follows (in millions):

	Three Months Ended March 31,
	2025	2026
North America	$3,530	$4,280
International	1,136	1,277
AWS	4,390	7,277
Consolidated	$9,056	$12,834

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2025 Annual Report on Form 10-K.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have identified the critical accounting estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures” of our 2025 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2026, we would have recorded an additional cost of sales of approximately $385 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2025	2026	2025	2026
Cash provided by (used in):
Operating activities	$17,015	$26,032	$113,903	$148,531
Investing activities	(29,803)	(64,212)	(106,283)	(176,954)
Financing activities	(47)	52,767	(10,603)	62,475
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $123.0 billion and $143.1 billion as of December 31, 2025 and March 31, 2026. Amounts held in foreign currencies were $29.7 billion and $22.1 billion as of December 31, 2025 and March 31, 2026. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $17.0 billion and $26.0 billion for Q1 2025 and Q1 2026. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow for the trailing twelve months ended March 31, 2026, compared to the comparable prior year period, was due to an increase in net income, excluding non-cash expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(29.8) billion and $(64.2) billion for Q1 2025 and Q1 2026, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $24.3 billion and $43.2 billion during Q1 2025 and Q1 2026, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network, both of which we expect to increase in 2026. We did not have significant acquisition and other investment activity during Q1 2025. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $15.4 billion during Q1 2026. In Q1 2026, we invested $15.0 billion in OpenAI’s Series C Preferred Stock and entered into an equity commitment letter agreement to purchase an additional $35.0 billion of OpenAI’s Series C Preferred Stock, subject to certain conditions. We expect to fund this investment with cash on hand.

Cash provided by (used in) financing activities was $(47) million and $52.8 billion for Q1 2025 and Q1 2026. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $2.6 billion and $59.5 billion for Q1 2025 and Q1 2026. We expect to undertake additional financing activities in 2026. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $2.6 billion and $6.7 billion for Q1 2025 and Q1 2026. Property and equipment acquired under finance leases was $54 million and $1.6 billion during Q1 2025 and Q1 2026.
We had no borrowings outstanding under the two unsecured revolving credit facilities or the commercial paper programs as of March 31, 2026. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by accelerated depreciation deductions and the amortization of previously capitalized research and development costs. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, as well as various alternatives for amortizing previously capitalized research and development costs. The 2026 Notice, which applied retroactively to 2025, is expected to result in a significant decrease of 2024 and 2025 cash taxes paid. Cash paid for U.S. (federal and state) and foreign income taxes (net of refunds) totaled $877 million and $1.3 billion for Q1 2025 and Q1 2026.
As of December 31, 2025 and March 31, 2026, restricted cash, cash equivalents, and marketable securities were $3.3 billion and $2.9 billion. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
We believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, as well as our borrowing arrangements and other financing activities, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain finance and operating lease arrangements, enter into financing obligations, repurchase common stock, pay dividends, repurchase, refinance, or otherwise restructure our debt, or access capital through other financing arrangements for strategic reasons or to further strengthen our financial position.
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
Overview
Macroeconomic factors, including changes in inflation and interest rates, resource and supply volatility, global economic and geopolitical developments, including unpredictable shifts in global tariff and trade policies, and the development and adoption of technologies and services, including artificial intelligence, have direct and indirect impacts on our results of operations that are difficult to predict, isolate, and quantify. These could affect customer demand for our products and services, our ability to forecast growth needs, expenses, and benefits from new technologies. Further, we expect to continue making additional investments in our artificial intelligence initiatives. We expect some or all of these factors to continue to impact our results of operations into Q2 2026.
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

	Three Months Ended March 31,
	2025	2026
Net Sales:
North America	$92,887	$104,143
International	33,513	39,789
AWS	29,267	37,587
Consolidated	$155,667	$181,519
Year-over-year Percentage Growth:
North America	8%	12%
International	5	19
AWS	17	28
Consolidated	9	17
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	8%	12%
International	8	11
AWS	17	28
Consolidated	10	15
Net Sales Mix:
North America	60%	57%
International	21	22
AWS	19	21
Consolidated	100%	100%
Sales increased 17% in Q1 2026 compared to the comparable prior year period. Changes in foreign exchange rates increased net sales by $2.9 billion for Q1 2026. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 12% in Q1 2026 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates increased North America net sales by $346 million for Q1 2026.

International sales increased 19% in Q1 2026 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates increased International net sales by $2.5 billion for Q1 2026.
AWS sales increased 28% in Q1 2026 compared to the comparable prior year period. The sales growth primarily reflects increased customer usage, partially offset by pricing changes primarily driven by long-term customer contracts.
Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended March 31,
	2025	2026
Operating Expenses:
Cost of sales	$76,976	$87,463
Fulfillment	24,593	27,289
Technology and infrastructure	22,994	29,567
Sales and marketing	9,763	10,314
General and administrative	2,628	2,587
Other operating expense (income), net	308	447
Total operating expenses	$137,262	$157,667
Year-over-year Percentage Growth (Decline):
Cost of sales	6%	14%
Fulfillment	10	11
Technology and infrastructure	13	29
Sales and marketing	1	6
General and administrative	(4)	(2)
Other operating expense (income), net	35	45
Percent of Net Sales:
Cost of sales	49.4%	48.2%
Fulfillment	15.8	15.0
Technology and infrastructure	14.8	16.3
Sales and marketing	6.3	5.7
General and administrative	1.7	1.4
Other operating expense (income), net	0.2	0.2
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in Q1 2026, compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by operational efficiencies. Changes in foreign exchange rates increased cost of sales by $1.8 billion for Q1 2026.
Shipping costs were $22.5 billion and $25.7 billion in Q1 2025 and Q1 2026. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.

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
The increase in fulfillment costs in Q1 2026, compared to the comparable prior year period, is primarily due to increased sales and investments in our fulfillment network, partially offset by operational efficiencies. Changes in foreign exchange rates increased fulfillment costs by $478 million for Q1 2026.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add infrastructure and employees, including to support our artificial intelligence and machine learning initiatives. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in Q1 2026, compared to the comparable prior year period, is primarily due to an increase in spending on infrastructure, including depreciation and amortization. Changes in foreign exchange rates increased technology and infrastructure costs by $374 million for Q1 2026. We currently expense the majority of the costs associated with the development of our satellite network for global broadband service (including production, launch, and payroll costs, and launch services deposits upon launch). We will capitalize certain of these costs once the service achieves commercial viability, including sales to customers. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2025 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
Sales and Marketing
Sales and marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities, including sales commissions related to AWS. We direct customers to our stores primarily through a number of marketing channels, such as our third-party customer referrals, sponsored search, social and online advertising, television advertising, and other initiatives. Our marketing costs are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing costs.
Sales and marketing costs in Q1 2026 did not significantly change compared to the comparable prior year period. Changes in foreign exchange rates increased sales and marketing costs by $233 million for Q1 2026.

While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
General and administrative costs in Q1 2026 did not significantly change compared to the comparable prior year period.
Other Operating Expense (Income), Net
Other operating expense (income), net was $308 million and $447 million for Q1 2025 and Q1 2026, and was primarily related to charges associated with damaged data centers in the Middle East in Q1 2026, asset impairments, and the amortization of intangible assets.
Operating Income
Operating income by segment is as follows (in millions):

	Three Months Ended March 31,
	2025	2026
Operating Income
North America	$5,841	$8,267
International	1,017	1,424
AWS	11,547	14,161
Consolidated	$18,405	$23,852
Operating income increased from $18.4 billion in Q1 2025 to $23.9 billion in Q1 2026. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services. For more information on the operating expenses that impact segment operating income, see “Operating Expenses” and the descriptions of operating expense line item changes on pages 29 to 31, and “Note 8 — Segment Information” on page 21.
The increase in North America operating income in Q1 2026, compared to the comparable prior year period, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping, fulfillment, and technology and infrastructure costs.
The increase in International operating income in Q1 2026, compared to the comparable prior year period, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping and fulfillment costs. Changes in foreign exchange rates positively impacted operating income by $347 million for Q1 2026.
The increase in AWS operating income in Q1 2026, compared to the comparable prior year period, is primarily due to increased sales, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth. Changes in foreign exchange rates negatively impacted operating income by $339 million for Q1 2026.
Interest Income and Expense
Our interest income was $1.1 billion during Q1 2025 and Q1 2026, primarily due to a decrease in prevailing rates, offset by a higher average balance of invested funds. We generally invest our excess cash in investment grade short- to intermediate-term marketable debt securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $541 million and $800 million during Q1 2025 and Q1 2026, and was primarily related to debt and finance leases. See Item 1 of Part I, “Financial Statements — Note 3 — Leases and Note 5 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $2.7 billion and $15.6 billion during Q1 2025 and Q1 2026. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, foreign currency, and reclassification adjustments for gains (losses) on available-for-sale debt securities. The net gain of $2.7 billion in Q1 2025 is primarily from the reclassification adjustment for the gain on available-for-sale debt securities from the portion of our convertible notes investments in Anthropic that were converted to nonvoting preferred stock during Q1 2025. The net gain of $15.6 billion in Q1 2026 is primarily from an upward adjustment for observable changes in price relating to our nonvoting preferred stock in

Anthropic and the reclassification adjustment for the gains on available-for-sale debt securities from the portions of our convertible notes investments in Anthropic that were converted to nonvoting preferred stock during Q1 2026.
Income Taxes
Our income tax provision for the three months ended March 31, 2025 was $4.6 billion, which included $559 million of net discrete tax expense. Our income tax provision for the three months ended March 31, 2026 was $9.6 billion, which included $4.1 billion of net discrete tax expense primarily attributable to the net gains from our investments in Anthropic. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Free cash flow and the effect of foreign exchange rates on our consolidated statements of operations meet the definition of non-GAAP financial measures.
Free Cash Flow
Our financial focus is on long-term, sustainable growth in free cash flow. We provide a free cash flow measure because we believe it provides additional perspective on the impact of acquiring property and equipment with cash. Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2025 and 2026 (in millions):

	Twelve Months Ended March 31,
	2025	2026
Net cash provided by (used in) operating activities	$113,903	$148,531
Purchases of property and equipment, net of proceeds from sales and incentives	(87,978)	(147,299)
Free cash flow	$25,925	$1,232

Net cash provided by (used in) investing activities	$(106,283)	$(176,954)
Net cash provided by (used in) financing activities	$(10,603)	$62,475
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

	Three Months Ended March 31,
	2025			2026
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$155,667	$1,440	$157,107	$181,519	$(2,877)	$178,642
Operating expenses	137,262	1,493	138,755	157,667	(2,910)	154,757
Operating income	18,405	(53)	18,352	23,852	33	23,885
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on April 29, 2026, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 29, 2026, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates and energy prices, changes in global economic and geopolitical conditions, tariff and trade policies, resource and supply volatility, including for memory chips, and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Second Quarter 2026 Guidance
•Net sales are expected to be between $194.0 billion and $199.0 billion, or to grow between 16% and 19% compared with second quarter 2025. This guidance anticipates an unfavorable impact of approximately 10 basis points from foreign exchange rates.
•Operating income is expected to be between $20.0 billion and $24.0 billion, compared with $19.2 billion in second quarter 2025.
•This guidance assumes that Prime Day occurs in second quarter 2026.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our debt. Our long-term debt primarily bears interest at fixed rates and is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our long-term debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. We generally invest our excess cash in investment grade short- to intermediate-term marketable debt securities and AAA-rated money market funds. Marketable debt securities with fixed interest rates may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.
Foreign Exchange Risk
During Q1 2026, net sales from our International segment accounted for 22% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q1 2026 increased by $2.5 billion in comparison with Q1 2025.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2026, of $22.1 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in declines of $1.1 billion, $2.2 billion, and $4.4 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of March 31, 2026, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $525 million, $1.0 billion, and $2.1 billion, recorded to “Other income (expense), net.”
Our March 2026 Euro-denominated Notes issuance of €14.5 billion creates an exposure to changes in foreign exchange rates. We designated these notes as net investment hedges to mitigate foreign currency exposures related to the translation of our investments in foreign operations to U.S. dollars. Foreign currency unrealized gains and losses on these notes are included in “Accumulated other comprehensive income (loss)” until the foreign operations are sold or substantially liquidated, at which point these amounts and any translation adjustment of the foreign operations are reclassified to our consolidated statements of operations.
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of March 31, 2026, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $96.5 billion. Our equity and equity warrant investments in publicly traded companies represent $3.8 billion of our investments as of March 31, 2026, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies, which primarily relate to our equity investments in Anthropic and OpenAI, for observable price changes or impairments. We record our available-for-sale convertible debt investments in private companies at fair value, which primarily relate to Anthropic. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
•disruption of our ongoing business, including loss of management focus on and diversion of resources from existing businesses;
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
•investees may have different strategic priorities than us, and we do not control their decisions regarding strategy, operations, governance, or compliance;
•potential unknown liabilities associated with a company we acquire or in which we invest; and
•for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries.
As a result of acquisitions or investments, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business or only be available on unfavorable terms, if at all. In addition, valuations supporting our acquisitions and strategic investments could change rapidly. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results.
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

Legal and Regulatory Risks
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet, physical, e-commerce, and omnichannel retail, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, satellite communications services, healthcare, and other products and services that we offer or sell. These regulations and laws cover taxation, privacy, data use, data protection, data security, data localization, network security, consumer protection, pricing, content, copyrights, distribution, transportation, communications, electronic device certification, electronic waste, energy consumption, environmental and climate-related regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, insurance, unencumbered internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, healthcare, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data use, data protection, data security, data localization, network security, and consumer protection apply to aspects of our operations such as the internet, e-commerce, digital content, web services, electronic devices, advertising, artificial intelligence technologies and services, satellite communications services, and healthcare. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews, investigations, and other proceedings by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. For example, we are facing a number of tax and other challenges in Italy. Additionally, we face a number of open investigations based on claims that aspects of our operations infringe competition-related or consumer protection rules or regulations, including aspects of Amazon’s operation of its stores, including its fulfillment network and Prime, and certain aspects of AWS’s offering of cloud services. We strongly dispute these claims and intend to defend ourselves vigorously in these investigations. Similarly, we face investigations under a growing patchwork of laws and regulations governing the collection, use, and disclosure of data, the interpretation of which continues to evolve, leading to uncertainty about how regulators will view our privacy practices. In addition, regulators and lawmakers are increasingly focused on controlling additional aspects of the operations of technology companies and companies they have characterized to be online “gatekeepers” through the application of existing regulations and laws and the adoption of new regulations and laws, which increases our compliance costs and limits the operation of our business. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations. The media, political, and regulatory scrutiny we face, which may continue to increase, amplifies these risks.
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

4.1
Officers’ Certificate of Amazon.com, Inc., dated as of March 13, 2026, containing Form of Floating Rate Note due 2028, Form of Floating Rate Note due 2029, Form of 3.850% Note due 2028, Form of 4.000% Note due 2029, Form of 4.250% Note due 2031, Form of 4.550% Note due 2033, Form of 4.875% Note due 2036, Form of 5.650% Note due 2046, Form of 5.800% Note due 2056, Form of 5.950% Note due 2066, and Form of 6.050% Note due 2076 (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 13, 2026).

4.2
Officers’ Certificate of Amazon.com, Inc., dated as of March 16, 2026, containing Form of Floating Rate Note due 2028, Form of 2.800% Note due 2028, Form of 3.100% Note due 2030, Form of 3.350% Note due 2032, Form of 3.700% Note due 2035, Form of 4.050% Note due 2039, Form of 4.450% Note due 2045, and Form of 4.850% Note due 2064 (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 16, 2026).

10.1*
Equity Commitment Letter Agreement dated as of February 27, 2026, by and between OpenAI Group PBC and Amazon.com NV Investment Holdings LLC, and solely as guarantor, Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 27, 2026).

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

__________________
*    Certain confidential portions of this exhibit (indicated therein by asterisks) have been omitted pursuant to Securities and Exchange Commission rules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: April 29, 2026