Form 10-Q
period 2026-06-30
AMAZON COM INC
filed 2026-07-31
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to             .
Commission File No. 001-43202
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,786,313,572 shares of common stock, par value $0.01 per share, outstanding as of July 22, 2026

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2025	2026	2025	2026	2025	2026
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$69,893	$104,692	$82,312	$90,106	$71,673	$61,453
OPERATING ACTIVITIES:
Net income	18,164	62,647	35,291	92,902	70,623	135,281
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	15,227	19,988	29,489	38,933	58,562	75,200
Stock-based compensation	6,534	6,038	10,223	10,070	20,551	19,314
Non-operating expense (income), net	(1,258)	(53,381)	(4,075)	(69,013)	(4,702)	(79,818)
Deferred income taxes	11	17,691	518	30,489	(2,407)	41,441
Changes in operating assets and liabilities:
Inventories	(4,054)	(1,818)	(5,276)	(196)	(5,851)	2,078
Accounts receivable, net and other	(1,125)	(8,204)	122	(13,954)	(4,602)	(21,409)
Other assets	(2,971)	(4,717)	(6,373)	(8,528)	(15,100)	(17,787)
Accounts payable	7,058	9,442	(1,985)	705	6,264	13,921
Accrued expenses and other	(4,952)	(2,018)	(9,013)	(10,063)	(4,842)	(6,069)
Unearned revenue	(119)	(281)	609	74	2,641	(749)
Net cash provided by (used in) operating activities	32,515	45,387	49,530	71,419	121,137	161,403
INVESTING ACTIVITIES:
Purchases of property and equipment	(32,183)	(54,208)	(57,202)	(98,411)	(107,656)	(173,028)
Proceeds from property and equipment sales and incentives	815	1,132	1,579	2,101	4,703	4,021
Acquisitions, net of cash acquired, non-marketable investments, and other, net	(1,700)	(24,359)	(1,652)	(39,767)	(4,809)	(41,956)
Sales and maturities of marketable securities	11,441	24,196	19,178	41,882	30,924	67,090
Purchases of marketable securities	(17,797)	(26,006)	(31,130)	(49,262)	(46,731)	(72,902)
Net cash provided by (used in) investing activities	(39,424)	(79,245)	(69,227)	(143,457)	(123,569)	(216,775)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	2,093	9,368	3,908	15,386	8,187	20,798
Repayments of short-term debt, and other	(1,392)	(9,573)	(3,474)	(15,682)	(7,901)	(20,634)
Proceeds from long-term debt	—	13,557	746	66,998	746	81,925
Repayments of long-term debt	(2,751)	(2,752)	(2,751)	(2,752)	(7,434)	(5,022)
Principal repayments of finance leases	(411)	(395)	(821)	(863)	(1,556)	(1,599)
Principal repayments of financing obligations	(78)	(59)	(194)	(174)	(694)	(308)
Net cash provided by (used in) financing activities	(2,539)	10,146	(2,586)	62,913	(8,652)	75,160
Foreign currency effect on cash, cash equivalents, and restricted cash	1,008	(53)	1,424	(54)	864	(314)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,440)	(23,765)	(20,859)	(9,179)	(10,220)	19,474
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$61,453	$80,927	$61,453	$80,927	$61,453	$80,927
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Net product sales	$68,246	$77,602	$132,216	$148,906
Net service sales	99,456	123,004	191,153	233,219
Total net sales	167,702	200,606	323,369	382,125
Operating expenses:
Cost of sales	80,809	95,778	157,785	183,241
Fulfillment	25,976	29,633	50,569	56,922
Technology and infrastructure	27,166	33,158	50,160	62,725
Sales and marketing	11,416	11,698	21,179	22,012
General and administrative	2,965	2,788	5,593	5,375
Other operating expense (income), net	199	90	507	537
Total operating expenses	148,531	173,145	285,793	330,812
Operating income	19,171	27,461	37,576	51,313
Interest income	1,085	1,295	2,151	2,430
Interest expense	(516)	(1,314)	(1,057)	(2,114)
Other income (expense), net	1,117	53,415	3,866	69,062
Total non-operating income	1,686	53,396	4,960	69,378
Income before income taxes	20,857	80,857	42,536	120,691
Provision for income taxes	(2,678)	(18,199)	(7,231)	(27,759)
Equity-method investment activity, net of tax	(15)	(11)	(14)	(30)
Net income	$18,164	$62,647	$35,291	$92,902
Basic earnings per share	$1.71	$5.82	$3.32	$8.64
Diluted earnings per share	$1.68	$5.75	$3.27	$8.53
Weighted-average shares used in computation of earnings per share:
Basic	10,637	10,769	10,620	10,756
Diluted	10,806	10,903	10,800	10,889
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Net income	$18,164	$62,647	$35,291	$92,902
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(142), $(66), $(208), and $(79)	3,314	(799)	4,849	(1,563)
Unrealized gains (losses) on net investment hedging instruments, net of tax of $0, $(69), $0, and $(45)	—	229	—	144
Available-for-sale debt securities:
Change in net unrealized gains (losses), net of tax of $(12), $(13,695), $(23), and $(14,035)	40	41,988	77	42,814
Less: reclassification adjustments for losses (gains) included in “Other income (expense), net,” net of tax of $5, $0, $814, and $1,142	(17)	—	(2,471)	(3,337)
Net change	23	41,988	(2,394)	39,477
Other, net of tax of $(1), $1, $0, and $(1)	(3)	1	(1)	(1)
Total other comprehensive income (loss)	3,334	41,419	2,454	38,057
Comprehensive income	$21,498	$104,066	$37,745	$130,959
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2025	June 30, 2026
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,810	$78,213
Marketable securities	36,219	44,775
Inventories	38,325	38,184
Accounts receivable, net and other	67,729	88,092
Total current assets	229,083	249,264
Property and equipment, net	357,025	446,046
Operating leases	86,054	92,743
Goodwill	23,273	23,504
Other assets	122,607	284,132
Total assets	$818,042	$1,095,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,909	$147,440
Accrued expenses and other	75,520	73,406
Unearned revenue	20,576	20,428
Total current liabilities	218,005	241,274
Long-term lease liabilities	87,339	94,338
Long-term debt	65,648	128,894
Other long-term liabilities	35,985	79,563
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 11,246 and 11,298 shares issued; 10,731 and 10,783 shares outstanding)	112	113
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	140,024	149,619
Accumulated other comprehensive income (loss)	28,230	66,287
Retained earnings	250,536	343,438
Total stockholders’ equity	411,065	551,620
Total liabilities and stockholders’ equity	$818,042	$1,095,689
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
During Q2 2026, we received approximately $640 million of tariff refunds under the International Emergency Economic Powers Act (“IEEPA”). These tariff refunds were primarily recorded as a reduction to “Cost of sales” and primarily impacted our North America segment. This represents the significant majority of refunds we expect to receive.

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2025	2026	2025	2026	2025	2026
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$523	$736	$759	$1,010	$1,668	$1,709
Cash paid for operating leases	3,758	3,489	7,320	7,804	13,485	15,522
Cash paid for interest on finance leases	72	85	143	187	284	339
Cash paid for interest on financing obligations	52	50	107	126	212	215
Cash paid for income taxes, net of refunds	4,761	2,655	5,638	3,978	11,788	6,635
Assets acquired under operating leases	4,621	7,670	8,942	13,909	16,702	24,897
Property and equipment acquired under finance leases, net of remeasurements and modifications	937	563	991	2,128	1,622	4,048
Increase (decrease) in property and equipment acquired but not yet paid	(1,600)	10,700	1,508	20,620	5,376	29,267
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Shares used in computation of basic earnings per share	10,637	10,769	10,620	10,756
Total dilutive effect of outstanding stock awards	169	134	180	133
Shares used in computation of diluted earnings per share	10,806	10,903	10,800	10,889
Other Income (Expense), Net
Other income (expense), net is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Marketable equity securities valuation gains (losses), net	$388	$1,319	$250	$430
Equity warrant valuation gains (losses), net	590	1,449	212	1,051
Reclassification adjustments for gains (losses) on available-for-sale debt securities, net	22	—	3,285	4,479
Upward adjustments relating to equity investments in private companies	49	50,486	86	62,814
Foreign currency gains (losses), net	70	227	68	387
Other, net	(2)	(66)	(35)	(99)
Total other income (expense), net	$1,117	$53,415	$3,866	$69,062
The reclassification adjustments for the gains on available-for-sale debt securities of $3.3 billion and $4.5 billion for the six months ended June 30, 2025 and 2026 are primarily from the portions of our convertible notes investments in Anthropic, PBC (“Anthropic”) that were converted to nonvoting preferred stock during Q1 2025 and Q1 2026. The upward adjustments relating to equity investments in private companies of $50.5 billion in Q2 2026 and $62.8 billion for the six months ended June 30, 2026 reflect observable changes in prices, primarily from our nonvoting preferred stock in Anthropic.

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
As of June 30, 2026, the energy contract quantities subject to derivative accounting fair value measurements were approximately 270 million megawatt-hours and the weighted-average remaining duration of these contracts is approximately 15 years, with the majority of these megawatt-hours to be delivered beyond the next nine years. The impact of these fair value measurements on our consolidated statements of operations was not significant in Q2 2025 and for the six months ended June 30, 2025, and resulted in net unrealized gains of $551 million in Q2 2026 and $599 million for the six months ended June 30, 2026, recorded within “Technology and infrastructure” and primarily impacting our AWS segment.
Changes in fair value measurements will create unrealized gains and losses recorded within operating expenses on our statements of operations with corresponding assets (unrealized gains) and liabilities (unrealized losses) recorded on our balance sheet within “Other assets” and “Other long-term liabilities.” As of December 31, 2025 and June 30, 2026, we had recorded assets of $112 million and $705 million, and liabilities of $139 million and $133 million.
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
Net Investment Hedges — Our foreign currency-denominated unsecured senior notes create exposure to changes in foreign exchange rates. As of June 30, 2026, we have designated $20.7 billion of our Euro- and Canadian Dollar-denominated Notes as net investment hedges to mitigate foreign currency exposures related to the translation of our investments in foreign operations to U.S. dollars. Foreign currency unrealized gains and losses on these notes are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, until the foreign operations are sold or substantially liquidated, at which point these amounts and any translation adjustment of the foreign operations are reclassified to our consolidated statements of operations.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $3.3 billion and $3.0 billion as of December 31, 2025 and June 30, 2026.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and prepaid expenses and other current assets. As of December 31, 2025 and June 30, 2026, customer receivables, net, were $40.4 billion and $49.2 billion, vendor receivables, net, were $15.9 billion and $21.7 billion, and other receivables, net, were $4.5 billion and $9.8 billion. Prepaid expenses and other current assets, which include amounts related to satellite network launch services deposits, were $6.9 billion and $7.4 billion as of December 31, 2025 and June 30, 2026. We currently expense satellite network launch services deposits upon launch to “Technology and infrastructure.”
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $2.4 billion and $2.8 billion as of December 31, 2025 and June 30, 2026.

Digital Video and Music Content
Included in “Other assets” on our consolidated balance sheets are the total capitalized costs of video, which is primarily released content, and music, which as of December 31, 2025 and June 30, 2026 were $21.3 billion. Total video and music expense was $5.1 billion and $6.9 billion in Q2 2025 and Q2 2026, and $10.2 billion and $12.9 billion for the six months ended June 30, 2025 and 2026.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2025 was $25.0 billion, of which $15.2 billion was recognized as revenue during the six months ended June 30, 2026. Included in “Other long-term liabilities” on our consolidated balance sheets was $4.4 billion and $4.5 billion of unearned revenue as of December 31, 2025 and June 30, 2026.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that we expect to fulfill but have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were approximately $496 billion as of June 30, 2026. The weighted-average remaining life of our long-term contracts is 6.4 years. The amount and timing of revenue recognition will be driven by customer usage and our performance in accordance with contractual obligations, which can extend beyond the original contractual duration and commitment.
In Q1 2026, AWS and OpenAI Group PBC (“OpenAI”) announced an expansion of the existing $38.0 billion multi-year commitment and commercial arrangement with OpenAI by $100.0 billion over 8.0 years, which includes contractual obligations related to the performance of AWS chips.
In Q2 2026, AWS and Anthropic announced an expansion of the strategic collaboration and existing multi-year commitment by more than $100.0 billion over 10.0 years, which includes contractual obligations related to the performance of AWS chips.
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
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2025 and June 30, 2026, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for identical unrestricted assets in active markets, similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
We measure the fair value of money market funds and certain marketable equity securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of unrestricted securities in active markets, securities in inactive markets, or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

The following table summarizes, by major investment type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2025	June 30, 2026
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash and time deposits	$16,145	$14,497	$—	$—	$14,497
Level 1:
Money market funds	29,777	40,845	—	—	40,845
Equity securities (1)	3,687				3,498
Level 2:
U.S. government and agency securities	5,222	4,558	—	(24)	4,534
Corporate debt securities	69,585	59,458	6	(33)	59,431
Asset-backed securities	1,780	1,690	1	(10)	1,681
Other financial instruments	129	27	—	—	27
Equity securities (1)	$—				$1,189
	$126,325	$121,075	$7	$(67)	$125,702
Less: Restricted cash, cash equivalents, and marketable securities (2)	(3,296)				(2,714)
Total cash, cash equivalents, and marketable securities	$123,029				$122,988
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $393 million and $1.3 billion in Q2 2025 and Q2 2026, and $188 million and $454 million for the six months ended June 30, 2025 and 2026.
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
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of June 30, 2026 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$96,479	$96,471
Due after one year through five years	8,733	8,702
Due after five years through ten years	440	439
Due after ten years	926	906
Total	$106,578	$106,518
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Non-Marketable Investments
Anthropic — From Q3 2023 to Q4 2025, we invested $8.0 billion in convertible notes from Anthropic, which are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” and as Level 3 assets. In making these estimates, we utilized valuation methods based on information available, including the rights and obligations of the convertible notes, other outstanding classes of securities, observable transactions such as new securities offerings, estimates of expected time to and type of liquidity events and anticipated securities offerings, and discounts for lack of marketability. The convertible notes are subject to our ownership cap, which may be waived at our election.
In Q1 2025 and Q1 2026, a portion of the then-outstanding notes was converted to nonvoting preferred stock. The investments in nonvoting preferred stock are initially recorded at their estimated fair value at the time of each conversion and are accounted for as a component of our equity investments in private companies not accounted for under the equity-method, with future adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income (expense), net” on our consolidated statements of operations. As a result of these conversions, a portion of the unrealized gain associated with the notes included in “Accumulated other comprehensive income (loss)” was reclassified and gains of approximately $3.3 billion and $4.5 billion for the six months ended June 30, 2025 and 2026 were recorded in “Other income (expense), net.”
In Q2 2026, we invested $5.0 billion in Anthropic Series G nonvoting preferred stock. We also amended our commercial arrangement primarily for the provision of AWS cloud services, which includes contractual obligations related to the performance of AWS chips. Additionally, we entered into a financing arrangement to make available to Anthropic an aggregate facility not to exceed $20.0 billion that will expire 30 months after an Anthropic liquidity event, including an initial public offering (“IPO”). At inception, there is no amount available to be drawn against and as we reach certain delivery milestones of compute capacity under the amended commercial arrangement, amounts under this facility are made available for Anthropic to draw upon at its discretion. Draws against the facility will be in the form of new Anthropic convertible notes or, after an IPO or other liquidity event and subject to our ownership cap, Anthropic common stock, which will be issued to us in exchange for cash. Under this financing arrangement, in Q2 2026, we exercised our option to participate in subsequent Anthropic equity financings by investing $5.0 billion in Anthropic Series H nonvoting preferred stock, which reduced the amount available under the facility to $15.0 billion.
We recorded upward adjustments of approximately $50.5 billion in Q2 2026 and $62.8 billion for the six months ended June 30, 2026 to our nonvoting preferred stock in “Other income (expense), net” to reflect observable changes in price related to Anthropic’s fundings. In making these Level 3 fair value measurements, we utilized valuation methods based on information available, including the rights and obligations of the nonvoting preferred stock, other outstanding classes of securities, estimates of expected time to and type of liquidity events and anticipated securities offerings, and discounts for lack of marketability.
As of December 31, 2025 and June 30, 2026, the amounts recorded on our consolidated balance sheets for nonvoting preferred stock were approximately $14.8 billion and $92.5 billion. As of December 31, 2025 and June 30, 2026, the estimated fair value of our convertible notes recorded on our consolidated balance sheets was approximately $45.8 billion and $97.9 billion, and the associated unrealized gain included in “Accumulated other comprehensive income (loss)” was $39.5 billion and $92.0 billion.
In the event Anthropic consummates an IPO or other liquidity event, then-outstanding notes would be converted to nonvoting common stock, subject to our ownership cap, and nonvoting preferred stock would be converted to nonvoting common stock. Any then-outstanding notes that are not converted to nonvoting common stock would continue to be convertible to nonvoting common stock, subject to our ownership cap. We expect to be subject to a customary lock-up period following an IPO, and thereafter will remain subject to applicable securities laws restrictions.
OpenAI — In Q1 2026, we and OpenAI entered into (i) a commercial arrangement primarily for the provision of AWS cloud services, which includes the use and performance of AWS chips, and (ii) a joint collaboration agreement pursuant to which certain services using OpenAI models will be made available to the Company and on AWS. We also invested $15.0 billion in Series C Preferred Stock of OpenAI and entered into an equity commitment letter agreement (the “Letter Agreement”), pursuant to which we agreed to purchase additional shares of Series C Preferred Stock (the “Commitment Shares”) with an aggregate purchase price of $35.0 billion (the “Commitment Amount”). In Q2 2026, we invested $13.7 billion of the Commitment Amount in Series C Preferred Stock. We account for our $28.7 billion investment in Series C Preferred Stock recorded on our consolidated balance sheet as of June 30, 2026, and the remaining Commitment Amount as a component of our equity investments in private companies not accounted for under the equity-method, with future adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income (expense), net” on our consolidated statements of operations.
In the event OpenAI consummates an IPO or other liquidity event, then-outstanding Series C Preferred Stock would be converted to common stock. We expect to be subject to a customary lock-up period following an IPO and thereafter will remain subject to applicable securities laws restrictions.
Subsequent to June 30, 2026, we invested the remaining $21.3 billion Commitment Amount in shares of Series C Preferred Stock of OpenAI.
As of December 31, 2025 and June 30, 2026, equity investments in private companies not accounted for under the equity-method, which primarily relate to nonvoting preferred stock in Anthropic and preferred stock in OpenAI, had a carrying value of $16.2 billion and $122.3 billion, with adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income (expense), net” on our consolidated statements of operations.
As of December 31, 2025 and June 30, 2026, equity investments accounted for under the equity-method of accounting, including investments for which we have elected the fair value option, had a carrying value of $659 million and $395 million.

We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2025 and June 30, 2026, these warrants had a fair value of $2.7 billion and $4.3 billion, with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
These non-marketable investments are included within “Other assets” on our consolidated balance sheets.
Certain of our investments, including our investments in Anthropic and OpenAI, represent a variable interest in entities that we do not consolidate because we are not the primary beneficiary. Our maximum exposure to loss is generally limited to the current carrying values of these investments and any future funding commitments.
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2025	June 30, 2026
Cash and cash equivalents	$86,810	$78,213
Restricted cash included in “Accounts receivable, net and other”	300	283
Restricted cash included in “Other assets”	2,996	2,431
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$90,106	$80,927
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, data center, office, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $55.6 billion as of December 31, 2025 and June 30, 2026. Accumulated amortization associated with finance leases was $40.4 billion and $39.8 billion as of December 31, 2025 and June 30, 2026.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Operating lease cost	$3,426	$4,118	$6,666	$8,035
Finance lease cost:
Amortization of lease assets	827	692	1,700	1,425
Interest on lease liabilities	72	108	143	209
Finance lease cost	899	800	1,843	1,634
Variable lease cost	659	718	1,355	1,460
Total lease cost	$4,984	$5,636	$9,864	$11,129
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2025	June 30, 2026
Weighted-average remaining lease term – operating leases	10.0 years	10.0 years
Weighted-average remaining lease term – finance leases	12.6 years	12.6 years
Weighted-average discount rate – operating leases	3.7%	3.9%
Weighted-average discount rate – finance leases	3.4%	3.6%

Our lease liabilities were as follows (in millions):

	December 31, 2025
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$106,914	$14,917	$121,831
Less: imputed interest	(17,662)	(2,631)	(20,293)
Present value of lease liabilities	89,252	12,286	101,538
Less: current portion of lease liabilities	(12,655)	(1,544)	(14,199)
Total long-term lease liabilities	$76,597	$10,742	$87,339

	June 30, 2026
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$116,350	$16,660	$133,010
Less: imputed interest	(20,030)	(3,209)	(23,239)
Present value of lease liabilities	96,320	13,451	109,771
Less: current portion of lease liabilities	(13,745)	(1,688)	(15,433)
Total long-term lease liabilities	$82,575	$11,763	$94,338

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of June 30, 2026 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt principal and interest	$2,361	$14,060	$17,087	$13,528	$11,112	$162,161	$220,309
Operating lease liabilities	9,336	14,765	13,924	12,599	11,269	54,457	116,350
Finance lease liabilities, including interest	1,088	1,775	1,885	1,482	1,269	9,161	16,660
Financing obligations, including interest (1)	352	682	694	706	720	7,916	11,070
Leases not yet commenced	4,018	11,732	9,278	9,483	9,227	93,476	137,214
Unconditional purchase obligations (2)	23,452	33,026	9,326	7,961	7,659	48,641	130,065
Other commitments (3)	2,145	2,044	1,212	1,008	963	10,994	18,366
Total commitments	$42,752	$78,084	$53,406	$46,767	$42,219	$386,806	$650,034
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $358 million and $415 million are recorded within “Accrued expenses and other” and $7.8 billion and $8.9 billion are recorded within “Other long-term liabilities” as of December 31, 2025 and June 30, 2026. The weighted-average remaining term of the financing obligations was 15.0 years and 14.9 years and the weighted-average imputed interest rate was 2.9% and 3.2% as of December 31, 2025 and June 30, 2026.
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
(3)Includes asset retirement obligations, the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction, and liabilities associated with digital media content agreements with initial terms greater than one year. Excludes approximately $7.1 billion of income tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2025 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended March 31, 2026, as supplemented by the following:
Beginning in June 2019 with Wilcosky v. Amazon.com, Inc., now pending in the United States District Court for the Northern District of Illinois (“N.D. Ill.”), private litigants have filed a number of cases in U.S. federal and state courts, including Hogan v. Amazon.com, Inc. (N.D. Ill.), alleging, among other things, that Amazon’s collection, storage, use, retention, and protection of biometric identifiers violated the Illinois Biometric Information Privacy Act. The complaints allege purported classes of Illinois residents who had biometric identifiers collected through Amazon products or services, including Amazon’s voice-based AI products and services, Amazon Photos, Alexa, AWS cloud services, Amazon Connect, Amazon’s virtual try-on technology, and Amazon’s Just Walk Out technology. The complaints seek certification as class actions, unspecified amounts of damages, injunctive relief, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
Since March 2020, private litigants, state Attorneys General, and the Federal Trade Commission have filed cases in the U.S., Canada, and the United Kingdom alleging, among other things: price fixing arrangements between each of Amazon and its vendors and Amazon and its third-party sellers; abuse of dominance, monopolization, and attempted monopolization; and consumer protection and unjust enrichment claims, in violation of federal and state antitrust, state consumer protection, and Canadian and U.K. antitrust laws. The first of these complaints was Frame-Wilson v. Amazon.com, Inc., which was filed in the United States District Court for the Western District of Washington (“W.D. Wash.”). These complaints seek billions of dollars of alleged damages, treble damages, punitive damages, injunctive relief, structural relief, civil penalties, attorneys’ fees, and costs. Some of the private plaintiff cases include allegations of distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. Some of the cases include allegations that Amazon has a monopoly in markets for online superstores, marketplace services, or intermediation services and that we unlawfully engage in anticompetitive practices relating to our pricing policies, selection of the Featured Offers, use of seller data, advertising practices, the structure of Prime, and promotion of our own products on our website. In the U.S., most of Amazon’s motions to dismiss were granted in part, but in each case, at least some of the claims survived. In Canada, class certification was denied in a case before the Federal Court of Canada, finding that plaintiffs had not stated a viable claim, and plaintiffs’ appeal of that ruling is pending. Three Canadian class actions before other courts are pre-certification. In the United Kingdom, two class actions have been certified and a third is pre-certification. In the U.S., one class action has been certified, and three others are pre-certification. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In June 2025, Xockets, Inc. filed two complaints against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the Western District of Texas. The complaints allege, among other things, that certain versions of the AWS Nitro System infringe U.S. Patent Nos. 11,080,209; 10,649,924; 11,082,350; 10,223,297; 9,378,161; 9,436,640; and 10,212,092. The complaints seek an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In May 2026, Xockets filed a complaint against Amazon.com, Inc., Amazon Web Services, Inc., Annapurna Labs (U.S.), Inc., NVIDIA Corporation, and Microsoft Corporation at the United States International Trade Commission alleging, among other things, that EC2 P6e-GB200 UltraServers, DGX Cloud with GB200 on AWS, SageMaker HyperPod, and EKS with P6e-GB200 UltraServers infringe U.S. Patent Nos. 10,223,297; 9,378,161; 10,212,092; 9,436,640; and 11,082,350 and seeking injunctive relief. In June 2026, the International Trade Commission instituted an investigation. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
See also “Note 7 — Income Taxes.”
Note 5 — DEBT
As of June 30, 2026, we had $132.1 billion of unsecured senior notes outstanding (the “Notes”), including foreign currency-denominated Notes issued for general corporate purposes, the carrying values of which are subject to foreign exchange rate fluctuations. Our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2025	June 30, 2026
2014 Notes issuance of $6.0 billion	2034 - 2044	4.80% - 4.95%	4.93% - 5.12%	2,750	2,750
2017 Notes issuance of $17.0 billion	2027 - 2057	3.15% - 4.25%	3.25% - 4.33%	12,000	12,000
2020 Notes issuance of $10.0 billion	2027 - 2060	1.20% - 2.70%	1.26% - 2.77%	7,750	7,750
2021 Notes issuance of $18.5 billion	2028 - 2061	1.65% - 3.25%	1.70% - 3.31%	15,000	12,250
April 2022 Notes issuance of $12.8 billion	2027 - 2062	3.30% - 4.10%	3.40% - 4.15%	9,750	9,750
December 2022 Notes issuance of $8.3 billion	2027 - 2032	4.55% - 4.70%	4.61% - 4.74%	5,750	5,750
2025 Notes issuance of $15.0 billion	2028 - 2065	3.90% - 5.55%	3.99% - 5.62%	15,000	15,000
March 2026 Notes issuance of $37.0 billion (2)	2028 - 2076	3.85% - 6.05%	3.96% - 6.12%	—	37,000
March 2026 Euro-denominated Notes issuance of €14.5 billion (3)	2028 - 2064	2.50% - 4.85%	2.59% - 4.88%	—	16,550
May 2026 Swiss franc-denominated Notes issuance of CHF2.8 billion	2029 - 2051	0.84% - 2.08%	0.90% - 2.10%	—	3,487
June 2026 Canadian Dollar-denominated Notes issuance of C$14.0 billion	2029 - 2056	3.40% - 5.00%	3.46% - 5.05%	—	9,853
Other long-term debt				836	855
Total face value of long-term debt				68,836	132,995
Unamortized discount and issuance costs, net				(440)	(771)
Less: current portion of long-term debt				(2,748)	(3,330)
Long-term debt				$65,648	$128,894
___________________
(1) The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, December 2022, 2025, March 2026, March 2026 Euro-denominated, May 2026 Swiss franc-denominated, and June 2026 Canadian Dollar-denominated Notes were 13.9, 14.9, 17.6, 15.6, 13.3, 3.9, 15.1, 16.4, 10.1, 8.9, and 14.8 years as of June 30, 2026. The combined weighted-average remaining life of the Notes was 14.2 years as of June 30, 2026.
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
Interest on the Notes is primarily payable semi-annually in arrears except for the fixed rate March 2026 Euro-denominated Notes and May 2026 Swiss franc-denominated Notes for which interest is primarily payable annually in arrears. We may redeem the fixed rate Notes at any time in whole, or from time to time, in part at specified redemption prices, except for the May 2026 Swiss franc-denominated Notes, which we may redeem on or after the applicable par call dates in whole, but not in part. The floating rate Notes are generally not redeemable prior to maturity. We are not subject to any financial covenants under the Notes.
The estimated fair value of the Notes was approximately $61.1 billion and $123.8 billion as of December 31, 2025 and June 30, 2026, which is based on quoted prices for our debt as of those dates.

Subsequent to June 30, 2026, we issued $25.0 billion of U.S. Dollar-denominated Notes for general corporate purposes with maturities between 2029 and 2066, including $750 million of floating rate Notes due in 2029 based on the compounded SOFR plus 0.58%. The fixed rate Notes have stated interest rates between 4.60% and 6.25%, and effective interest rates between 4.67% and 6.33%.
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $30.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Programs as of December 31, 2025 and June 30, 2026. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
We have an aggregate $20.0 billion in unsecured revolving credit facilities with syndicates of lenders, consisting of a $15.0 billion facility (the “Credit Agreement”) and a $5.0 billion 364-day facility (the “Short-Term Credit Agreement”). The Credit Agreement has a term that extends to November 2028 and may be extended for one or more additional one-year terms subject to approval by the lenders. The interest rate applicable to outstanding balances under the Credit Agreement is the applicable benchmark rate specified in the Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. The Short-Term Credit Agreement matures in October 2026 and may be extended for one additional period of 364 days subject to approval by the lenders. The interest rate applicable to outstanding balances under the Short-Term Credit Agreement is the SOFR specified in the Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion. There were no borrowings outstanding under the Credit Agreement and the Short-Term Credit Agreement as of December 31, 2025 and June 30, 2026.
In June 2026, we entered into a $17.5 billion unsecured delayed draw term loan with a syndicate of lenders (“Term Loan”), which matures three years from the date of borrowing and bears interest at the SOFR specified in the Term Loan plus a margin ranging from 0.625% to 0.875% based on our credit ratings. We may draw up to $17.5 billion in a single draw on any business day on or prior to September 30, 2026, after which any undrawn commitments will automatically terminate. Amounts borrowed and repaid may not be reborrowed. There were no borrowings outstanding under the Term Loan as of June 30, 2026.
We also utilize other short-term credit facilities for working capital purposes. There were $455 million and $325 million of borrowings outstanding under these facilities as of December 31, 2025 and June 30, 2026, which were included in “Accrued expenses and other” on our consolidated balance sheets.
Standby letters of credit are guarantees issued by financial institutions on our behalf, which can only be drawn in the event we fail to perform under the underlying obligation, and do not reduce the amount of borrowings available under our credit facilities. As of June 30, 2026, our total standby letter of credit facilities assigned to specific beneficiaries was $13.4 billion, primarily related to our payment-related services, and workers’ compensation and insurance programs.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration. There were no repurchases of our common stock during the six months ended June 30, 2025 or 2026. As of June 30, 2026, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years. The majority of outstanding restricted stock unit awards are granted at the date of hire or in Q2 as part of the annual compensation review and primarily vest quarterly in the relevant compensation year.

Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 11.0 billion as of December 31, 2025 and June 30, 2026. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Cost of sales	$250	$208	$398	$379
Fulfillment	880	764	1,377	1,365
Technology and infrastructure	3,655	3,701	5,715	5,987
Sales and marketing	1,207	845	1,860	1,508
General and administrative	542	520	873	831
Total stock-based compensation expense	$6,534	$6,038	$10,223	$10,070
The following table summarizes our restricted stock unit activity for the six months ended June 30, 2026 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2025	222.5	$178
Units granted	98.4	218
Units vested	(52.0)	162
Units forfeited	(24.5)	181
Outstanding as of June 30, 2026	244.4	197
Scheduled vesting for outstanding restricted stock units as of June 30, 2026, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Scheduled vesting — restricted stock units	53.2	100.3	61.8	22.2	4.8	2.1	244.4
As of June 30, 2026, there was $24.8 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of one year.

Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Total beginning stockholders’ equity	$305,867	$441,914	$285,970	$411,065

Beginning common stock	111	113	111	112
Stock-based compensation and issuance of employee benefit plan stock	1	—	1	1
Ending common stock	112	113	112	113

Beginning and ending treasury stock	(7,837)	(7,837)	(7,837)	(7,837)

Beginning additional paid-in capital	124,514	143,979	120,864	140,024
Stock-based compensation and issuance of employee benefit plan stock	6,409	5,640	10,059	9,595
Ending additional paid-in capital	130,923	149,619	130,923	149,619

Beginning accumulated other comprehensive income (loss)	(914)	24,868	(34)	28,230
Other comprehensive income (loss)	3,334	41,419	2,454	38,057
Ending accumulated other comprehensive income (loss)	2,420	66,287	2,420	66,287

Beginning retained earnings	189,993	280,791	172,866	250,536
Net income	18,164	62,647	35,291	92,902
Ending retained earnings	208,157	343,438	208,157	343,438

Total ending stockholders’ equity	$333,775	$551,620	$333,775	$551,620

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in “Accumulated other comprehensive income (loss)” by separate components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Total beginning accumulated other comprehensive income (loss), net of tax of $(1,029), $(8,573), $(1,762), and $(9,384)	$(914)	$24,868	$(34)	$28,230

Foreign currency translation adjustments:
Beginning balance, net of tax of $226, $85, $292, and $98	(4,639)	(2,712)	(6,174)	(1,948)
Foreign currency translation adjustments, net of tax of $(142), $(66), $(208), and $(79)	3,314	(799)	4,849	(1,563)
Ending balance, net of tax of $84, $19, $84, and $19	(1,325)	(3,511)	(1,325)	(3,511)

Unrealized gains (losses) on net investment hedging instruments:
Beginning balance, net of tax of $0, $24, $0, and $0	—	(85)	—	—
Change in net unrealized gains (losses), net of tax of $0, $(69), $0, and $(45)	—	229	—	144
Ending balance, net of tax of $0, $(45), $0, and $(45)	—	144	—	144

Unrealized gains (losses) on available-for-sale debt securities:
Beginning balance, net of tax of $(1,256), $(8,679), $(2,054), and $(9,481)	3,722	27,659	6,139	30,170
Change in net unrealized gains (losses), net of tax of $(12), $(13,695), $(23), and $(14,035)	40	41,988	77	42,814
Reclassification adjustments for net losses (gains) included in “Other income (expense), net,” net of tax of $5, $0, $814, and $1,142	(17)	—	(2,471)	(3,337)
Ending balance, net of tax of $(1,263), $(22,374), $(1,263), and $(22,374)	3,745	69,647	3,745	69,647

Other:
Beginning balance, net of tax of $1, $(3), $0, and $(1)	3	6	1	8
Other, net of tax of $(1), $1, $0, and $(1)	(3)	1	(1)	(1)
Ending balance, net of tax of $0, $(2), $0, and $(2)	—	7	—	7

Total ending accumulated other comprehensive income (loss), net of tax of $(1,179), $(22,402), $(1,179), and $(22,402)	$2,420	$66,287	$2,420	$66,287
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
Our income tax provision for the six months ended June 30, 2025 was $7.2 billion, which included $753 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. Our income tax provision for the six months ended June 30, 2026 was $27.8 billion, which included $15.9 billion of net discrete tax expense primarily attributable to the upward adjustments to our investments in Anthropic.
On February 18, 2026, the IRS issued Notice 2026-7 (the “2026 Notice”), which included guidance on the U.S. tax treatment of previously capitalized domestic research and development costs. We expect the 2026 Notice, which applied retroactively to 2025, to result in a significant decrease of 2024 and 2025 cash taxes paid. Cash paid for income taxes, net of refunds was $4.8 billion and $2.7 billion in Q2 2025 and Q2 2026, and $5.6 billion and $4.0 billion for the six months ended June 30, 2025 and 2026.
As of December 31, 2025 and June 30, 2026, income tax contingencies were approximately $6.6 billion and $7.1 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
North America
Net sales	$100,068	$116,177	$192,955	$220,320
Operating expenses	92,551	107,054	179,597	202,930
Operating income	$7,517	$9,123	$13,358	$17,390

International
Net sales	$36,761	$42,197	$70,274	$81,986
Operating expenses	35,267	40,480	67,763	78,845
Operating income	$1,494	$1,717	$2,511	$3,141

AWS
Net sales	$30,873	$42,232	$60,140	$79,819
Operating expenses	20,713	25,611	38,433	49,037
Operating income	$10,160	$16,621	$21,707	$30,782

Consolidated
Net sales	$167,702	$200,606	$323,369	$382,125
Operating expenses	148,531	173,145	285,793	330,812
Operating income	19,171	27,461	37,576	51,313
Total non-operating income	1,686	53,396	4,960	69,378
Provision for income taxes	(2,678)	(18,199)	(7,231)	(27,759)
Equity-method investment activity, net of tax	(15)	(11)	(14)	(30)
Net income	$18,164	$62,647	$35,291	$92,902

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Net Sales:
Online stores (1)	$61,485	$70,432	$118,892	$134,686
Physical stores (2)	5,595	5,794	11,128	11,579
Third-party seller services (3)	40,348	46,780	76,860	88,358
Advertising services (4)	15,694	19,809	29,615	37,052
Subscription services (5)	12,208	13,730	23,923	27,157
AWS	30,873	42,232	60,140	79,819
Other (6)	1,499	1,829	2,811	3,474
Consolidated	$167,702	$200,606	$323,369	$382,125
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
Total segment assets reconciled to consolidated amounts are as follows (in millions):

	December 31, 2025	June 30, 2026
North America (1)	$235,652	$249,006
International (1)	81,984	85,271
AWS (2)	252,588	350,170
Corporate	247,818	411,242
Consolidated	$818,042	$1,095,689
___________________
(1)North America and International segment assets primarily consist of property and equipment, operating leases, inventory, accounts receivable, and digital video and music content.
(2)AWS segment assets primarily consist of property and equipment, accounts receivable, and operating leases.

Property and equipment, net by segment is as follows (in millions):

	December 31, 2025	June 30, 2026
North America	$122,043	$135,013
International	30,632	32,879
AWS	190,055	263,750
Corporate	14,295	14,404
Consolidated	$357,025	$446,046
Total net additions to property and equipment include technology infrastructure assets and the effect of non-cash activity such as property and equipment acquired but not yet paid.
Total net additions to property and equipment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
North America (1)	$11,272	$12,139	$16,368	$23,265
International (1)	2,531	2,540	4,037	4,267
AWS (2)	16,043	48,604	36,507	90,120
Corporate	915	608	1,298	996
Consolidated	$30,761	$63,891	$58,210	$118,648
___________________
(1)Includes property and equipment added under finance leases of $21 million and $235 million in Q2 2025 and Q2 2026, and $75 million and $472 million for the six months ended June 30, 2025 and 2026.
(2)Includes property and equipment added under finance leases of $916 million and $328 million in Q2 2025 and Q2 2026, and $916 million and $1.7 billion for the six months ended June 30, 2025 and 2026.
Depreciation and amortization expense on property and equipment, including corporate property and equipment, are allocated to all segments based on usage.
Total depreciation and amortization expense, by segment, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
North America	$3,742	$4,500	$7,272	$8,780
International	1,180	1,293	2,316	2,570
AWS	4,844	8,076	9,234	15,353
Consolidated	$9,766	$13,869	$18,822	$26,703

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2026, we would have recorded an additional cost of sales of approximately $405 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2025	2026	2025	2026	2025	2026
Cash provided by (used in):
Operating activities	$32,515	$45,387	$49,530	$71,419	$121,137	$161,403
Investing activities	(39,424)	(79,245)	(69,227)	(143,457)	(123,569)	(216,775)
Financing activities	(2,539)	10,146	(2,586)	62,913	(8,652)	75,160
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $123.0 billion as of December 31, 2025 and June 30, 2026. Amounts held in foreign currencies were $29.7 billion and $20.4 billion as of December 31, 2025 and June 30, 2026. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $32.5 billion and $45.4 billion for Q2 2025 and Q2 2026, and $49.5 billion and $71.4 billion for the six months ended June 30, 2025 and 2026. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow for the trailing twelve months ended June 30, 2026, compared to the comparable prior year period, was due to an increase in net income, excluding non-cash income and expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(39.4) billion and $(79.2) billion for Q2 2025 and Q2 2026, and $(69.2) billion and $(143.5) billion for the six months ended June 30, 2025 and 2026, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $31.4 billion and $53.1 billion during Q2 2025 and Q2 2026, and $55.6 billion and $96.3 billion for the six months ended June 30, 2025 and 2026, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network, both of which we expect to increase in 2026. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $1.7 billion and $24.4 billion during Q2 2025 and Q2 2026, and $1.7 billion and $39.8 billion for the six months ended June 30, 2025 and 2026. In Q2 2025, we invested $1.3 billion in convertible notes from Anthropic. We invested $28.7 billion in OpenAI’s Series C Preferred Stock for the six months ended June 30, 2026, including $13.7 billion invested in Q2 2026. Subsequent to June 30, 2026, we funded the remaining Commitment Amount of $21.3 billion. In Q2 2026, we also invested $10.0 billion in Anthropic nonvoting preferred stock.
Cash provided by (used in) financing activities was $(2.5) billion and $10.1 billion for Q2 2025 and Q2 2026, and $(2.6) billion and $62.9 billion for the six months ended June 30, 2025 and 2026. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $2.1 billion and $22.9 billion for Q2 2025 and Q2 2026, and $4.7 billion and $82.4 billion for the six months ended June 30, 2025 and 2026. We expect to undertake additional financing activities in 2026. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $4.6 billion and $12.8 billion for Q2 2025 and Q2 2026, and $7.2 billion and $19.5 billion for the six months ended June 30, 2025 and 2026. Property and equipment acquired under finance leases was $937 million and $563 million during Q2 2025 and Q2 2026, and $991 million and $2.1 billion for the six months ended June 30, 2025 and 2026.
We had no borrowings outstanding under the two unsecured revolving credit facilities or the commercial paper programs as of June 30, 2026. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by accelerated depreciation deductions and the amortization of previously capitalized research and development costs. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, as well as various alternatives for amortizing previously capitalized research and development costs. The 2026 Notice, which applied retroactively to 2025, is expected to result in a significant decrease of 2024 and 2025 cash taxes paid. Cash paid for U.S. (federal and state) and foreign income taxes (net of refunds) totaled $4.8 billion and $2.7 billion for Q2 2025 and Q2 2026, and $5.6 billion and $4.0 billion for the six months ended June 30, 2025 and 2026.
As of December 31, 2025 and June 30, 2026, restricted cash, cash equivalents, and marketable securities were $3.3 billion and $2.7 billion. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including changes in inflation and interest rates, resource and supply volatility, global economic and geopolitical developments, including unpredictable shifts in global tariff and trade policies, and the development and adoption of technologies and services, including artificial intelligence, have direct and indirect impacts on our results of operations that are difficult to predict, isolate, and quantify. These could affect customer demand for our products and services, our ability to forecast growth needs, expenses, and benefits from new technologies. Further, we expect to continue making additional investments in our artificial intelligence initiatives. We expect some or all of these factors to continue to impact our results of operations into Q3 2026.
Net Sales
Net sales include product and service sales. Product sales represent revenue from the sale of products and related shipping fees and digital media content where we record revenue gross. Service sales primarily represent third-party seller fees, which include commissions and any related fulfillment and shipping fees, AWS sales, advertising services, Amazon Prime membership fees, and certain digital media content subscriptions. Net sales information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Net Sales:
North America	$100,068	$116,177	$192,955	$220,320
International	36,761	42,197	70,274	81,986
AWS	30,873	42,232	60,140	79,819
Consolidated	$167,702	$200,606	$323,369	$382,125
Year-over-year Percentage Growth:
North America	11%	16%	9%	14%
International	16	15	10	17
AWS	17	37	17	33
Consolidated	13	20	11	18
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	11%	16%	10%	14%
International	11	15	9	13
AWS	17	37	17	33
Consolidated	12	20	11	17
Net Sales Mix:
North America	60%	58%	60%	58%
International	22	21	22	21
AWS	18	21	18	21
Consolidated	100%	100%	100%	100%
Sales increased 20% in Q2 2026, and 18% for the six months ended June 30, 2026 compared to the comparable prior year periods. Changes in foreign exchange rates did not significantly impact net sales for Q2 2026, but increased net sales by $3.0 billion for the six months ended June 30, 2026. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 16% in Q2 2026, and 14% for the six months ended June 30, 2026 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates increased North America net sales by $139 million for Q2 2026, and by $485 million for the six months ended June 30, 2026.
International sales increased 15% in Q2 2026, and 17% for the six months ended June 30, 2026 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates did not significantly impact International net sales for Q2 2026, but increased International net sales by $2.4 billion for the six months ended June 30, 2026.
AWS sales increased 37% in Q2 2026, and 33% for the six months ended June 30, 2026 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes primarily driven by long-term customer contracts.
Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Operating Expenses:
Cost of sales	$80,809	$95,778	$157,785	$183,241
Fulfillment	25,976	29,633	50,569	56,922
Technology and infrastructure	27,166	33,158	50,160	62,725
Sales and marketing	11,416	11,698	21,179	22,012
General and administrative	2,965	2,788	5,593	5,375
Other operating expense (income), net	199	90	507	537
Total operating expenses	$148,531	$173,145	$285,793	$330,812
Year-over-year Percentage Growth (Decline):
Cost of sales	10%	19%	8%	16%
Fulfillment	10	14	10	13
Technology and infrastructure	22	22	17	25
Sales and marketing	9	2	5	4
General and administrative	(3)	(6)	(3)	(4)
Other operating expense (income), net	108	(54)	56	6
Percent of Net Sales:
Cost of sales	48.2%	47.7%	48.8%	48.0%
Fulfillment	15.5	14.8	15.6	14.9
Technology and infrastructure	16.2	16.5	15.5	16.4
Sales and marketing	6.8	5.8	6.5	5.8
General and administrative	1.8	1.4	1.7	1.4
Other operating expense (income), net	0.1	—	0.2	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in Q2 2026 and for the six months ended June 30, 2026, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by operational efficiencies. Cost of sales in Q2 2026 includes tariff refunds received under the IEEPA. Changes in foreign exchange rates did not significantly impact cost of sales for Q2 2026, but increased cost of sales by $1.8 billion for the six months ended June 30, 2026.
Shipping costs were $23.4 billion and $27.9 billion in Q2 2025 and Q2 2026, and $45.9 billion and $53.6 billion for the six months ended June 30, 2025 and 2026. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in Q2 2026 and for the six months ended June 30, 2026, compared to the comparable prior year periods, is primarily due to increased sales and investments in our fulfillment network, partially offset by operational efficiencies. Changes in foreign exchange rates did not significantly impact fulfillment costs for Q2 2026, but increased fulfillment costs by $523 million for the six months ended June 30, 2026.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add infrastructure and employees, including to support our artificial intelligence and machine learning initiatives. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in Q2 2026 and for the six months ended June 30, 2026, compared to the comparable prior year periods, is primarily due to an increase in spending on infrastructure, including depreciation and amortization. Changes in foreign exchange rates did not significantly impact technology and infrastructure costs for Q2 2026, but increased technology and infrastructure costs by $427 million for the six months ended June 30, 2026. Technology and infrastructure costs in Q2 2026 include net unrealized gains for energy contracts that are subject to derivative accounting, primarily related to AWS. Fair value measurements for these contracts do not impact cash flows but may be material to technology and infrastructure costs in future periods due to the duration of these contracts and volatility inherent in valuation methods. We currently expense the majority of the costs associated with the development of our satellite network for global broadband service (including production, launch, and payroll costs, and launch services deposits upon launch). We will capitalize certain of these costs once the service achieves commercial viability, including sales to customers. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2025 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.

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
Sales and marketing costs in Q2 2026 and for the six months ended June 30, 2026 did not significantly change compared to the comparable prior year periods. Changes in foreign exchange rates did not significantly impact sales and marketing costs for Q2 2026, but increased sales and marketing costs by $293 million for the six months ended June 30, 2026.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
The decrease in general and administrative costs in Q2 2026 and for the six months ended June 30, 2026, compared to the comparable prior year periods, is primarily due to a decrease in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $199 million and $90 million for Q2 2025 and Q2 2026, and $507 million and $537 million for the six months ended June 30, 2025 and 2026, and was primarily related to asset impairments and the amortization of intangible assets.
Operating Income
Operating income by segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Operating Income
North America	$7,517	$9,123	$13,358	$17,390
International	1,494	1,717	2,511	3,141
AWS	10,160	16,621	21,707	30,782
Consolidated	$19,171	$27,461	$37,576	$51,313
Operating income increased from $19.2 billion in Q2 2025 to $27.5 billion in Q2 2026, and increased from $37.6 billion for the six months ended June 30, 2025 to $51.3 billion for the six months ended June 30, 2026. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services. For more information on the operating expenses that impact segment operating income, see “Operating Expenses” and the descriptions of operating expense line item changes on pages 30 to 32, and “Note 8 — Segment Information” on page 22.
The increase in North America operating income in Q2 2026 and for the six months ended June 30, 2026, compared to the comparable prior year periods, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping, fulfillment, and technology and infrastructure costs.
The increase in International operating income in Q2 2026 and for the six months ended June 30, 2026, compared to the comparable prior year periods, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping and fulfillment costs. Changes in foreign exchange rates did not significantly impact operating income for Q2 2026, but positively impacted operating income by $304 million for the six months ended June 30, 2026.
The increase in AWS operating income in Q2 2026 and for the six months ended June 30, 2026, compared to the comparable prior year periods, is primarily due to increased sales, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth. Changes in foreign exchange rates did not significantly impact operating income for Q2 2026, but negatively impacted operating income by $395 million for the six months ended June 30, 2026.

Interest Income and Expense
Our interest income was $1.1 billion and $1.3 billion during Q2 2025 and Q2 2026, and $2.2 billion and $2.4 billion for the six months ended June 30, 2025 and 2026, primarily due to a higher average balance of invested funds, offset by a decrease in prevailing rates. We generally invest our excess cash in investment grade short- to intermediate-term marketable debt securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $516 million and $1.3 billion during Q2 2025 and Q2 2026, and $1.1 billion and $2.1 billion for the six months ended June 30, 2025 and 2026, and was primarily related to debt, including new issuances of Notes, and finance leases. See Item 1 of Part I, “Financial Statements — Note 3 — Leases and Note 5 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $1.1 billion and $53.4 billion during Q2 2025 and Q2 2026, and $3.9 billion and $69.1 billion for the six months ended June 30, 2025 and 2026. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, foreign currency, and reclassification adjustments for gains (losses) on available-for-sale debt securities. The net gain of $1.1 billion in Q2 2025 is primarily from equity warrant valuations. The net gain of $3.9 billion for the six months ended June 30, 2025 is primarily from the reclassification adjustment for the gain on available-for-sale debt securities from the portion of our convertible notes investments in Anthropic that were converted to nonvoting preferred stock during the three months ended March 31, 2025. The net gain of $53.4 billion in Q2 2026 and $69.1 billion for the six months ended June 30, 2026 is primarily from upward adjustments for observable changes in price relating to our nonvoting preferred stock in Anthropic and the reclassification adjustment for the gains on available-for-sale debt securities from the portions of our convertible notes investments in Anthropic that were converted to nonvoting preferred stock during the three months ended March 31, 2026.
Income Taxes
Our income tax provision for the six months ended June 30, 2025 was $7.2 billion, which included $753 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation. Our income tax provision for the six months ended June 30, 2026 was $27.8 billion, which included $15.9 billion of net discrete tax expense primarily attributable to the upward adjustments to our investments in Anthropic. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Free cash flow and the effect of foreign exchange rates on our consolidated statements of operations meet the definition of non-GAAP financial measures.
Free Cash Flow
Our financial focus is on long-term, sustainable growth in free cash flow. We provide a free cash flow measure because we believe it provides additional perspective on the impact of acquiring property and equipment with cash. Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2025 and 2026 (in millions):

	Twelve Months Ended June 30,
	2025	2026
Net cash provided by (used in) operating activities	$121,137	$161,403
Purchases of property and equipment, net of proceeds from sales and incentives	(102,953)	(169,007)
Free cash flow	$18,184	$(7,604)

Net cash provided by (used in) investing activities	$(123,569)	$(216,775)
Net cash provided by (used in) financing activities	$(8,652)	$75,160
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

	Three Months Ended June 30,						Six Months Ended June 30,
	2025			2026			2025			2026
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$167,702	$(1,515)	$166,187	$200,606	$(75)	$200,531	$323,369	$(75)	$323,294	$382,125	$(2,952)	$379,173
Operating expenses	148,531	(1,362)	147,169	173,145	(180)	172,965	285,793	131	285,924	330,812	(3,090)	327,722
Operating income	19,171	(153)	19,018	27,461	105	27,566	37,576	(206)	37,370	51,313	138	51,451
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on July 30, 2026, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 30, 2026, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates and energy prices, changes in global economic and geopolitical conditions, tariff and trade policies, resource and supply volatility, including for memory chips, and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Third Quarter 2026 Guidance
•Net sales are expected to be between $197.0 billion and $202.0 billion, or to grow between 9% and 12% compared with third quarter 2025. Excluding the impact of Prime Day in both 2025 and 2026, third quarter 2026 year-over-year growth would be nearly 400 basis points higher. This guidance anticipates an unfavorable impact of approximately 80 basis points from foreign exchange rates.
•Operating income is expected to be between $22.5 billion and $26.5 billion, compared with $17.4 billion in third quarter 2025.
•This guidance assumes, among other things, no impact from energy derivative contract remeasurements, and that no additional business acquisitions, restructurings, or legal settlements are concluded.

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
Foreign Exchange Risk
During Q2 2026, net sales from our International segment accounted for 21% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q2 2026 decreased by $82 million in comparison with Q2 2025.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2026, of $20.4 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in declines of $1.0 billion, $2.0 billion, and $4.1 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of June 30, 2026, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $400 million, $795 million, and $1.6 billion, recorded to “Other income (expense), net.”
Our foreign currency-denominated unsecured senior notes create exposure to changes in foreign exchange rates. As of June 30, 2026, we have designated $20.7 billion of our Euro- and Canadian Dollar-denominated Notes as net investment hedges to mitigate foreign currency exposures related to the translation of our investments in foreign operations to U.S. dollars. Foreign currency unrealized gains and losses on these notes are included in “Accumulated other comprehensive income (loss)” until the foreign operations are sold or substantially liquidated, at which point these amounts and any translation adjustment of the foreign operations are reclassified to our consolidated statements of operations.
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of June 30, 2026, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $229.7 billion. Our equity and equity warrant investments in publicly traded companies represent $7.4 billion of our investments as of June 30, 2026, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies, which primarily relate to our equity investments in Anthropic and OpenAI, for observable price changes or impairments. We record our available-for-sale convertible debt investments in private companies at fair value, which primarily relate to Anthropic. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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
We Have Foreign Exchange Risk
The results of operations of, and certain of our intercompany balances associated with, our international stores and product and service offerings are exposed to foreign exchange rate fluctuations. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities in foreign currencies such as British Pounds, Canadian Dollars, Euros, and Japanese Yen, and issue notes in foreign currencies. When the U.S. Dollar strengthens compared to these currencies, cash equivalents, marketable securities balances, and foreign-denominated note balances and payments, when translated, may be materially less than expected and vice versa.
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
On May 4, 2026, Matthew S. Garman, CEO Amazon Web Services, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 63,743 shares of Amazon.com, Inc. common stock over a period ending on May 28, 2027, subject to certain conditions.
On May 4, 2026, Daniel P. Huttenlocher, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 783 shares of Amazon.com, Inc. common stock over a period ending on November 23, 2026, subject to certain conditions.
On May 12, 2026, Jonathan J. Rubinstein, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 13,361 shares of Amazon.com, Inc. common stock over a period ending on May 9, 2028, subject to certain conditions.
On May 14, 2026, Brian T. Olsavsky, Senior Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 6,172 shares of Amazon.com, Inc. common stock over a period ending on August 31, 2026, subject to certain conditions.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 27, 2022).

3.2	Amended and Restated Bylaws of Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2024).

4.1
Officers’ Certificate of Amazon.com, Inc., dated as of June 12, 2026, containing Form of 3.400% Note due 2029, Form of 3.700% Note due 2031, Form of 4.000% Note due 2033, Form of 4.350% Note due 2036, and Form of 5.000% Note due 2056 (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 12, 2026).

10.1
Term Loan Agreement, dated as of June 8, 2026, among Amazon.com, Inc., Citibank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 10, 2026).

10.2
Amended and Restated 364-Day Revolving Credit Agreement, dated as of October 29, 2025, as amended by the First Amendment thereto, dated as of June 8, 2026, among Amazon.com, Inc., Citibank N.A., as administrative agent, and the lenders party thereto.

10.3
Five-Year Revolving Credit Agreement, dated as of November 1, 2023, as amended by the First Amendment thereto, dated as of June 8, 2026, among Amazon.com, Inc., Citibank N.A., as administrative agent, and the lenders party thereto.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: July 30, 2026