Form 10-Q
period 2026-09-30
AMAZON COM INC
filed 2026-10-30
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
(206) 266-1000
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	AMZN	The Nasdaq Stock Market LLC
Floating Rate Notes due 2028	—	The Nasdaq Stock Market LLC
2.800% Notes due 2028	—	The Nasdaq Stock Market LLC
3.100% Notes due 2030	—	The Nasdaq Stock Market LLC
3.350% Notes due 2032	—	The Nasdaq Stock Market LLC
3.700% Notes due 2035	—	The Nasdaq Stock Market LLC
4.050% Notes due 2039	—	The Nasdaq Stock Market LLC
4.450% Notes due 2045	—	The Nasdaq Stock Market LLC
4.850% Notes due 2064	—	The Nasdaq Stock Market LLC
5.200% Notes due 2029	—	The Nasdaq Stock Market LLC
5.550% Notes due 2032	—	The Nasdaq Stock Market LLC
6.250% Notes due 2038	—	The Nasdaq Stock Market LLC
6.650% Notes due 2045	—	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
10,813,138,306 shares of common stock, par value $0.01 per share, outstanding as of October 21, 2026

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2025	2026	2025	2026	2025	2026
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$61,453	$80,927	$82,312	$90,106	$78,677	$70,464
OPERATING ACTIVITIES:
Net income	21,187	20,685	56,478	113,587	76,482	134,779
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment and capitalized content costs, operating lease assets, and other	16,796	20,949	46,285	59,882	61,916	79,353
Stock-based compensation	4,847	5,406	15,070	15,476	20,065	19,873
Non-operating expense (income), net	(10,112)	694	(14,187)	(68,319)	(14,673)	(69,012)
Deferred income taxes	10,130	5,033	10,648	35,522	9,040	36,344
Changes in operating assets and liabilities:
Inventories	(827)	(4,516)	(6,103)	(4,712)	(5,169)	(1,611)
Accounts receivable, net and other	(1,977)	(2,127)	(1,855)	(16,081)	(5,878)	(21,559)
Other assets	(4,039)	(4,637)	(10,412)	(13,165)	(14,602)	(18,385)
Accounts payable	2,151	1,502	166	2,207	8,892	13,272
Accrued expenses and other	(1,999)	(3,848)	(11,012)	(13,911)	(6,970)	(7,918)
Unearned revenue	(632)	3,281	(23)	3,355	1,588	3,164
Net cash provided by (used in) operating activities	35,525	42,422	85,055	113,841	130,691	168,300
INVESTING ACTIVITIES:
Purchases of property and equipment	(35,095)	(77,259)	(92,297)	(175,670)	(120,131)	(215,192)
Proceeds from property and equipment sales and incentives	867	1,381	2,446	3,482	4,228	4,535
Acquisitions, net of cash acquired, non-marketable investments, and other, net	(786)	(23,986)	(2,438)	(63,753)	(4,973)	(65,156)
Sales and maturities of marketable securities	16,367	23,677	35,545	65,559	39,222	74,400
Purchases of marketable securities	(7,426)	(37,455)	(38,556)	(86,717)	(51,089)	(102,931)
Net cash provided by (used in) investing activities	(26,073)	(113,642)	(95,300)	(257,099)	(132,743)	(304,344)
FINANCING ACTIVITIES:
Proceeds from short-term debt, and other	3,223	5,307	7,131	20,693	9,685	22,882
Repayments of short-term debt, and other	(1,826)	(3,927)	(5,300)	(19,609)	(7,907)	(22,735)
Proceeds from long-term debt	—	48,102	746	115,100	746	130,027
Repayments of long-term debt	(1,008)	(7)	(3,759)	(2,759)	(6,259)	(4,021)
Principal repayments of finance leases	(351)	(433)	(1,172)	(1,296)	(1,505)	(1,681)
Principal repayments of financing obligations	(82)	(107)	(276)	(281)	(698)	(333)
Net cash provided by (used in) financing activities	(44)	48,935	(2,630)	111,848	(5,938)	124,139
Foreign currency effect on cash, cash equivalents, and restricted cash	(397)	72	1,027	18	(223)	155
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,011	(22,213)	(11,848)	(31,392)	(8,213)	(11,750)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$70,464	$58,714	$70,464	$58,714	$70,464	$58,714
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Net product sales	$74,058	$75,296	$206,274	$224,202
Net service sales	106,111	126,648	297,264	359,867
Total net sales	180,169	201,944	503,538	584,069
Operating expenses:
Cost of sales	88,670	94,573	246,455	277,814
Fulfillment	27,679	29,997	78,248	86,919
Technology and infrastructure	28,962	34,814	79,122	97,539
Sales and marketing	11,686	11,649	32,865	33,661
General and administrative	2,875	2,701	8,468	8,076
Other operating expense (income), net	2,875	134	3,382	671
Total operating expenses	162,747	173,868	448,540	504,680
Operating income	17,422	28,076	54,998	79,389
Interest income	1,100	1,187	3,251	3,617
Interest expense	(538)	(1,691)	(1,595)	(3,805)
Other income (expense), net	10,186	(703)	14,052	68,359
Total non-operating income (expense)	10,748	(1,207)	15,708	68,171
Income before income taxes	28,170	26,869	70,706	147,560
Provision for income taxes	(6,910)	(6,180)	(14,141)	(33,939)
Equity-method investment activity, net of tax	(73)	(4)	(87)	(34)
Net income	$21,187	$20,685	$56,478	$113,587
Basic earnings per share	$1.98	$1.92	$5.31	$10.55
Diluted earnings per share	$1.95	$1.89	$5.22	$10.42
Weighted-average shares used in computation of earnings per share:
Basic	10,674	10,797	10,638	10,770
Diluted	10,845	10,929	10,815	10,903
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Net income	$21,187	$20,685	$56,478	$113,587
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $27, $141, $(181), and $62	(690)	(107)	4,159	(1,670)
Unrealized gains (losses) on net investment hedging instruments, net of tax of $0, $(37), $0, and $(82)	—	119	—	263
Available-for-sale debt securities:
Change in net unrealized gains (losses), net of tax of $(3,797), $(12,233), $(3,820), and $(26,268)	12,397	35,974	12,474	78,788
Less: reclassification adjustments for losses (gains) included in “Other income (expense), net,” net of tax of $512, $(1), $1,326, and $1,141	(1,795)	4	(4,266)	(3,333)
Net change	10,602	35,978	8,208	75,455
Other, net of tax of $0, $0, $0, and $(1)	1	1	—	—
Total other comprehensive income (loss)	9,913	35,991	12,367	74,048
Comprehensive income	$31,100	$56,676	$68,845	$187,635
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2025	September 30, 2026
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,810	$55,783
Marketable securities	36,219	58,443
Inventories	38,325	42,632
Accounts receivable, net and other	67,729	98,242
Total current assets	229,083	255,100
Property and equipment, net	357,025	508,862
Operating leases	86,054	96,910
Goodwill	23,273	23,743
Other assets	122,607	358,775
Total assets	$818,042	$1,243,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,909	$158,715
Accrued expenses and other	75,520	77,559
Unearned revenue	20,576	21,708
Total current liabilities	218,005	257,982
Long-term lease liabilities	87,339	98,824
Long-term debt	65,648	173,125
Other long-term liabilities	35,985	99,858
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock ($0.01 par value; 500 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 100,000 shares authorized; 11,246 and 11,326 shares issued; 10,731 and 10,811 shares outstanding)	112	113
Treasury stock, at cost	(7,837)	(7,837)
Additional paid-in capital	140,024	154,924
Accumulated other comprehensive income (loss)	28,230	102,278
Retained earnings	250,536	364,123
Total stockholders’ equity	411,065	613,601
Total liabilities and stockholders’ equity	$818,042	$1,243,390
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
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2025	2026	2025	2026	2025	2026
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on debt, net of capitalized interest	$249	$1,172	$1,008	$2,182	$1,651	$2,632
Cash paid for operating leases	4,155	4,602	11,475	12,406	14,700	15,969
Cash paid for interest on finance leases	76	116	219	303	289	379
Cash paid for interest on financing obligations	52	89	159	215	217	252
Cash paid for income taxes, net of refunds	1,136	1,315	6,774	5,293	10,920	6,814
Assets acquired under operating leases	5,057	7,407	13,999	21,316	18,188	27,247
Property and equipment acquired under finance leases, net of remeasurements and modifications	977	1,472	1,968	3,600	2,413	4,543
Increase (decrease) in property and equipment acquired but not yet paid	3,341	853	4,849	21,473	7,095	26,779

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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Shares used in computation of basic earnings per share	10,674	10,797	10,638	10,770
Total dilutive effect of outstanding stock awards	171	132	177	133
Shares used in computation of diluted earnings per share	10,845	10,929	10,815	10,903
Other Income (Expense), Net
Other income (expense), net is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Marketable equity securities valuation gains (losses), net	$220	$(653)	$470	$(223)
Equity warrant valuation gains (losses), net	441	(271)	653	780
Reclassification adjustments for gains (losses) on available-for-sale debt securities, net	2,307	(5)	5,592	4,474
Upward adjustments relating to equity investments in private companies	7,226	39	7,312	62,853
Foreign currency gains (losses), net	1	186	69	573
Other, net	(9)	1	(44)	(98)
Total other income (expense), net	$10,186	$(703)	$14,052	$68,359
The reclassification adjustments for the gains on available-for-sale debt securities of $2.3 billion in Q3 2025, and $5.6 billion and $4.5 billion for the nine months ended September 30, 2025 and 2026 are primarily from the portions of our convertible notes investments in Anthropic, PBC (“Anthropic”) that were converted to nonvoting preferred stock during Q3 2025 and the nine months ended September 30, 2025 and 2026. The upward adjustments relating to equity investments in private companies of $7.2 billion in Q3 2025, and $7.3 billion and $62.9 billion for the nine months ended September 30, 2025 and 2026 reflect observable changes in prices, primarily from our nonvoting preferred stock in Anthropic.
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

As of September 30, 2026, the energy contract quantities subject to derivative accounting fair value measurements were approximately 690 million megawatt-hours and the weighted-average remaining duration of these contracts is approximately 18 years, with the majority of these megawatt-hours to be delivered beyond the next ten years. The impact of these fair value measurements on our consolidated statements of operations was not significant in Q3 2025 and for the nine months ended September 30, 2025, and resulted in net unrealized gains of $91 million in Q3 2026 and $690 million for the nine months ended September 30, 2026, recorded within “Technology and infrastructure” and primarily impacting our AWS segment.
Changes in fair value measurements will create unrealized gains and losses recorded within operating expenses on our statements of operations with corresponding assets (unrealized gains) and liabilities (unrealized losses) recorded on our balance sheet within “Other assets” and “Other long-term liabilities.” As of December 31, 2025 and September 30, 2026, we had recorded assets of $112 million and $785 million, and liabilities of $139 million and $122 million.
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
Net Investment Hedges — Our foreign currency-denominated unsecured senior notes create exposure to changes in foreign exchange rates. As of September 30, 2026, we have designated approximately $21.9 billion of our Euro-, Canadian Dollar-, and Sterling-denominated Notes as net investment hedges to mitigate foreign currency exposures related to the translation of our investments in foreign operations to U.S. dollars. Foreign currency unrealized gains and losses on these notes are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, until the foreign operations are sold or substantially liquidated, at which point these amounts and any translation adjustment of the foreign operations are reclassified to our consolidated statements of operations.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The inventory valuation allowance, representing a write-down of inventory, was $3.3 billion and $3.0 billion as of December 31, 2025 and September 30, 2026.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are receivables primarily related to customers, vendors, and prepaid expenses and other current assets. As of December 31, 2025 and September 30, 2026, customer receivables, net, were $40.4 billion and $52.6 billion, vendor receivables, net, were $15.9 billion and $28.8 billion, and other receivables, net, were $4.5 billion and $9.3 billion. Prepaid expenses and other current assets, which include amounts related to satellite network launch services deposits, were $6.9 billion and $7.5 billion as of December 31, 2025 and September 30, 2026. We currently expense satellite network launch services deposits upon launch to “Technology and infrastructure.”
We estimate losses on receivables based on expected losses, including our historical experience of actual losses. The allowance for doubtful accounts was $2.4 billion and $2.8 billion as of December 31, 2025 and September 30, 2026.
Digital Video and Music Content
Included in “Other assets” on our consolidated balance sheets are the total capitalized costs of video, which is primarily released content, and music, which as of December 31, 2025 and September 30, 2026 were $21.3 billion and $22.5 billion. Total video and music expense was $5.5 billion and $5.9 billion in Q3 2025 and Q3 2026, and $15.7 billion and $18.8 billion for the nine months ended September 30, 2025 and 2026.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of AWS services and Amazon Prime memberships. Our total unearned revenue as of December 31, 2025 was $25.0 billion, of which $18.1 billion was recognized as revenue during the nine months ended September 30, 2026. Included in “Other long-term liabilities” on our consolidated balance sheets was $4.4 billion and $6.5 billion of unearned revenue as of December 31, 2025 and September 30, 2026.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that we expect to fulfill but have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were estimated to be approximately $578 billion as of September 30, 2026. The weighted-average remaining life of our long-term contracts is 6.1 years. The amount and timing of revenue recognition will be driven by customer usage and our performance in accordance with contractual obligations, which can extend beyond the original contractual duration and commitment.
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
Note 2 — FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
As of December 31, 2025 and September 30, 2026, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, AAA-rated money market funds, U.S. government and agency securities, other investment grade securities, and marketable equity securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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

The following table summarizes, by major investment type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2025	September 30, 2026
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash and time deposits	$16,145	$15,320	$—	$—	$15,320
Level 1:
Money market funds	29,777	20,882	—	—	20,882
Equity securities (1)	3,687				4,073
Level 2:
U.S. government and agency securities	5,222	7,679	—	(45)	7,634
Corporate debt securities	69,585	67,703	2	(119)	67,586
Asset-backed securities	1,780	1,636	—	(18)	1,618
Other financial instruments	129	21	1	(1)	21
Equity securities (1)	$—				$23
	$126,325	$113,241	$3	$(183)	$117,157
Less: Restricted cash, cash equivalents, and marketable securities (2)	(3,296)				(2,931)
Total cash, cash equivalents, and marketable securities	$123,029				$114,226
___________________
(1)The related unrealized gain (loss) recorded in “Other income (expense), net” was $153 million and $(648) million in Q3 2025 and Q3 2026, and $341 million and $(194) million for the nine months ended September 30, 2025 and 2026.
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
The following table summarizes the remaining contractual maturities of our cash equivalents and marketable debt securities as of September 30, 2026 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$88,196	$88,177
Due after one year through five years	8,437	8,306
Due after five years through ten years	405	404
Due after ten years	883	854
Total	$97,921	$97,741
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Non-Marketable Investments
Anthropic — From Q3 2023 to Q4 2025, we invested $8.0 billion in convertible notes from Anthropic, which are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” and as Level 3 assets. In making these estimates, we utilized valuation methods based on information available, including the rights and obligations of the convertible notes, other outstanding classes of securities, observable transactions such as new securities offerings, estimates of expected time to and type of liquidity events and anticipated securities offerings, and discounts for lack of marketability. The convertible notes are subject to our 12% ownership cap, which may be waived at our election.
In Q1 2025 and Q1 2026, a portion of the then-outstanding notes was converted to nonvoting preferred stock. The investments in nonvoting preferred stock are initially recorded at their estimated fair value at the time of each conversion and are accounted for as a component of our equity investments in private companies not accounted for under the equity-method, with future adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income (expense), net” on our consolidated statements of operations. In Q3 2025, an additional portion of our notes was converted to nonvoting preferred stock. As a result of these conversions, a portion of the unrealized gain associated with the notes included in “Accumulated other comprehensive income (loss)” was reclassified and gains of approximately $2.3 billion in Q3 2025, and $5.6 billion and $4.5 billion for the nine months ended September 30, 2025 and 2026 were recorded in “Other income (expense), net.”
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
We recorded upward adjustments of approximately $7.2 billion in Q3 2025, and $7.2 billion and $62.8 billion for the nine months ended September 30, 2025 and 2026 to our nonvoting preferred stock in “Other income (expense), net” to reflect observable changes in price related to Anthropic’s fundings. In making these Level 3 fair value measurements, we utilized valuation methods based on information available, including the rights and obligations of the nonvoting preferred stock, other outstanding classes of securities, estimates of expected time to and type of liquidity events and anticipated securities offerings, and discounts for lack of marketability.
As of December 31, 2025 and September 30, 2026, the amounts recorded on our consolidated balance sheets for nonvoting preferred stock were approximately $14.8 billion and $92.5 billion. As of September 30, 2026, we held 164 million shares of Anthropic nonvoting preferred stock. As of December 31, 2025 and September 30, 2026, the estimated fair value of our convertible notes recorded on our consolidated balance sheets was approximately $45.8 billion and $146.2 billion, and the associated unrealized gain included in “Accumulated other comprehensive income (loss)” was $39.5 billion and $140.3 billion. Without giving effect to the ownership cap, the convertible notes we held at September 30, 2026 would convert to approximately 184 million shares of nonvoting preferred stock.
In the event Anthropic consummates an IPO or other liquidity event, then-outstanding notes would be converted to unregistered N-class nonvoting common stock, subject to our ownership cap, and nonvoting preferred stock would be converted to nonvoting common stock. Each share of nonvoting preferred stock held by us is convertible into ten shares of nonvoting common stock. Any then-outstanding notes that are not converted to nonvoting common stock would continue to be convertible to nonvoting common stock, subject to our ownership cap. We expect to be subject to a customary lock-up period following an IPO, and thereafter will remain subject to applicable securities laws restrictions.
OpenAI — In Q1 2026, we and OpenAI entered into (i) a commercial arrangement primarily for the provision of AWS cloud services, which includes the use and performance of AWS chips, and (ii) a joint collaboration agreement pursuant to which certain services using OpenAI models will be made available to the Company and on AWS. We also invested $15.0 billion in Series C Preferred Stock of OpenAI and entered into an equity commitment letter agreement (the “Letter Agreement”), pursuant to which we agreed to purchase additional shares of Series C Preferred Stock (the “Commitment Shares”) with an aggregate purchase price of $35.0 billion (the “Commitment Amount”). In Q2 2026, we invested $13.7 billion of the Commitment Amount in Series C Preferred Stock. In Q3 2026, we invested the remaining $21.3 billion Commitment Amount in shares of Series C Preferred Stock. We account for our $50.0 billion investment in Series C Preferred Stock recorded on our consolidated balance sheet as of September 30, 2026 as a component of our equity investments in private companies not accounted for under the equity-method, with future adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income (expense), net” on our consolidated statements of operations.
In the event OpenAI consummates an IPO or other liquidity event, then-outstanding Series C Preferred Stock would be converted to common stock. We expect to be subject to a customary lock-up period following an IPO and thereafter will remain subject to applicable securities laws restrictions.
As of December 31, 2025 and September 30, 2026, equity investments in private companies not accounted for under the equity-method, which primarily relate to nonvoting preferred stock in Anthropic and preferred stock in OpenAI, had a carrying value of $16.2 billion and $143.7 billion, with adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “Other income (expense), net” on our consolidated statements of operations.

As of December 31, 2025 and September 30, 2026, equity investments accounted for under the equity-method of accounting, including investments for which we have elected the fair value option, had a carrying value of $659 million and $395 million.
We hold equity warrants giving us the right to acquire stock of other companies. As of December 31, 2025 and September 30, 2026, these warrants had a fair value of $2.7 billion and $4.3 billion, with gains and losses recognized in “Other income (expense), net” on our consolidated statements of operations. These warrants are classified as Level 2 and 3 assets.
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
Consolidated Statements of Cash Flows Reconciliation
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2025	September 30, 2026
Cash and cash equivalents	$86,810	$55,783
Restricted cash included in “Accounts receivable, net and other”	300	363
Restricted cash included in “Other assets”	2,996	2,568
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$90,106	$58,714
Note 3 — LEASES
We have entered into non-cancellable operating and finance leases for fulfillment network, data center, office, and physical store facilities as well as server and networking equipment, aircraft, and vehicles. Gross assets acquired under finance leases, including those where title transfers at the end of the lease, are recorded in “Property and equipment, net” and were $55.6 billion and $56.4 billion as of December 31, 2025 and September 30, 2026. Accumulated amortization associated with finance leases was $40.4 billion and $39.5 billion as of December 31, 2025 and September 30, 2026.
Lease cost recognized in our consolidated statements of operations is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Operating lease cost	$3,593	$4,288	$10,259	$12,323
Finance lease cost:
Amortization of lease assets	813	657	2,513	2,082
Interest on lease liabilities	81	114	224	323
Finance lease cost	894	771	2,737	2,405
Variable lease cost	637	716	1,992	2,176
Total lease cost	$5,124	$5,775	$14,988	$16,904
Other information about lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2025	September 30, 2026
Weighted-average remaining lease term – operating leases	10.0 years	9.9 years
Weighted-average remaining lease term – finance leases	12.6 years	12.2 years
Weighted-average discount rate – operating leases	3.7%	4.0%
Weighted-average discount rate – finance leases	3.4%	3.8%

Our lease liabilities were as follows (in millions):

	December 31, 2025
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$106,914	$14,917	$121,831
Less: imputed interest	(17,662)	(2,631)	(20,293)
Present value of lease liabilities	89,252	12,286	101,538
Less: current portion of lease liabilities	(12,655)	(1,544)	(14,199)
Total long-term lease liabilities	$76,597	$10,742	$87,339

	September 30, 2026
	Operating Leases	Finance Leases	Total
Gross lease liabilities	$121,492	$17,955	$139,447
Less: imputed interest	(21,204)	(3,460)	(24,664)
Present value of lease liabilities	100,288	14,495	114,783
Less: current portion of lease liabilities	(14,093)	(1,866)	(15,959)
Total long-term lease liabilities	$86,195	$12,629	$98,824

Note 4 — COMMITMENTS AND CONTINGENCIES
Commitments
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of September 30, 2026 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt principal and interest	$1,413	$16,566	$19,567	$39,185	$12,489	$205,034	$294,254
Operating lease liabilities	5,320	15,889	14,938	13,760	12,213	59,372	121,492
Finance lease liabilities, including interest	730	1,956	2,061	1,824	1,400	9,984	17,955
Financing obligations, including interest (1)	171	739	752	765	778	8,360	11,565
Leases not yet commenced	2,590	12,448	11,477	12,193	11,385	114,829	164,922
Property and equipment (2)	13,955	63,900	25,220	25,400	28,941	2,224	159,640
Unconditional purchase obligations (3)	6,000	10,152	10,209	8,759	8,185	51,454	94,759
Other commitments (4)	1,446	2,692	1,381	1,092	982	11,401	18,994
Total commitments	$31,625	$124,342	$85,605	$102,978	$76,373	$462,658	$883,581
___________________
(1)Includes non-cancellable financing obligations for fulfillment network and data center facilities. Excluding interest, current financing obligations of $358 million and $426 million are recorded within “Accrued expenses and other” and $7.8 billion and $9.3 billion are recorded within “Other long-term liabilities” as of December 31, 2025 and September 30, 2026. The weighted-average remaining term of the financing obligations was 15.0 years and 14.5 years and the weighted-average imputed interest rate was 2.9% and 3.4% as of December 31, 2025 and September 30, 2026.
(2)Includes unconditional purchase obligations related to long-term agreements to acquire property and equipment that are not reflected on the consolidated balance sheets. For agreements with variable pricing terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date. For certain arrangements that provide us with extended payment terms for up to one year for purchase orders of technology infrastructure assets, amounts outstanding under such purchase orders for assets received are classified as “Accounts payable” on our consolidated balance sheets and are a component of “Increase (decrease) in property and equipment acquired but not yet paid” in “Note 1 — Supplemental Cash Flow Information.” Payments made under these purchase orders are reported as “Purchases of property and equipment” on our consolidated statements of cash flows.
(3)Includes unconditional purchase obligations related to long-term agreements to procure energy, acquire and license digital media content, and license software that are not reflected on the consolidated balance sheets. For those agreements with variable terms or subject to certain regulatory approvals, we do not estimate the total obligation beyond any minimum quantities and/or pricing, or termination penalties, as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified. Energy agreements based on actual generation without a fixed or minimum volume commitment are not included. Certain of our energy agreements also provide the right to receive energy certificates.
(4)Includes asset retirement obligations, liabilities associated with digital media content agreements with initial terms greater than one year, and the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that are under construction. Excludes approximately $7.3 billion of income tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2025 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026, as supplemented by the following:
In June 2025, Xockets, Inc. filed two complaints against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the Western District of Texas. The complaints allege, among other things, that certain versions of the AWS Nitro System infringe U.S. Patent Nos. 11,080,209; 10,649,924; 11,082,350; 10,223,297; 9,378,161; 9,436,640; and 10,212,092. The complaints seek an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In May 2026, Xockets filed a complaint against Amazon.com, Inc., Amazon Web Services, Inc., Annapurna Labs (U.S.), Inc., NVIDIA Corporation, and Microsoft Corporation at the U.S. International Trade Commission alleging, among other things, that EC2 P6e-GB200 UltraServers, DGX Cloud with GB200 on AWS, SageMaker HyperPod, and EKS with P6e-GB200 UltraServers infringe U.S. Patent Nos. 10,223,297; 9,378,161; 10,212,092; 9,436,640; and 11,082,350 and seeking injunctive relief. In June 2026, the International Trade Commission instituted an investigation, during which Xockets has also alleged that AWS products with GB300 servers infringe the asserted patents. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In August 2026, the Federal Trade Commission and 22 state Attorneys General filed a complaint against Amazon.com, Inc., in the United States District Court for the Western District of Washington and the State of Texas filed a complaint against Amazon.com, Inc., Amazon.com Services LLC, and Amazon Advertising LLC in the District Court for the 471st Judicial District in Collin County, Texas. The complaints allege that Amazon harmed advertisers through, among other things, misrepresentations, omissions, and unfair business practices involving the use of reserve prices in Amazon’s sponsored ad auctions, in violation of the FTC Act and/or state laws. The complaints seek injunctive relief and unspecified amounts of civil penalties, restitution, forfeiture, disgorgement, attorneys’ fees, costs, expenses, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
Beginning in December 2024 with Hollis v. Audible, Inc., now pending in the United States District Court for the Western District of Washington, and most recently in June 2026 with Cerutti v. Audible, Inc., now pending in the Ontario Superior Court of Justice in Canada, private litigants have filed two cases alleging, among other things, that Audible’s credit expiration policy violates Washington State and Ontario law. The complaints allege purported nationwide classes of Audible customers who had credits expire pursuant to Audible’s membership policies. The complaints seek certification as class actions, unspecified amounts of damages, injunctive relief, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
Beginning in June 2019 with Wilcosky v. Amazon.com, Inc., now pending in the United States District Court for the Northern District of Illinois (“N.D. Ill.”), private litigants have filed a number of cases in U.S. federal and state courts, including Hogan v. Amazon.com, Inc. (N.D. Ill.), alleging, among other things, that Amazon’s collection, storage, use, retention, and protection of biometric identifiers violated the Illinois Biometric Information Privacy Act. The complaints allege purported classes of Illinois residents who had biometric identifiers collected through Amazon products or services, including Amazon’s voice-based AI products and services, Amazon Photos, Alexa, AWS cloud services, AWS Rekognition, Amazon Connect, Amazon’s virtual try-on technology, and Amazon’s Just Walk Out technology. The complaints seek certification as class actions, unspecified amounts of damages, injunctive relief, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.

Since March 2020, private litigants, state Attorneys General, and the Federal Trade Commission have filed cases in the U.S., Canada, and the United Kingdom alleging, among other things: price fixing arrangements between each of Amazon and its vendors and Amazon and its third-party sellers; abuse of dominance, monopolization, and attempted monopolization; and consumer protection and unjust enrichment claims, in violation of federal and state antitrust, state consumer protection, and Canadian and U.K. antitrust laws. The first of these complaints was Frame-Wilson v. Amazon.com, Inc., which was filed in the United States District Court for the Western District of Washington (“W.D. Wash.”). These complaints seek billions of dollars of alleged damages, treble damages, punitive damages, injunctive relief, structural relief, civil penalties, attorneys’ fees, and costs. Some of the private plaintiff cases include allegations of distinct purported classes, including consumers who purchased a product through Amazon’s stores and consumers who purchased a product offered by Amazon through another e-commerce retailer. Some of the cases include allegations that Amazon has a monopoly in markets for online superstores, marketplace services, or intermediation services and that we unlawfully engage in anticompetitive practices relating to our pricing policies, selection of the Featured Offers, use of seller data, advertising practices, the structure of Prime, and promotion of our own products on our website. In the U.S., most of Amazon’s motions to dismiss were granted in part, but in each case, at least some of the claims survived. In Canada, class certification was denied in a case before the Federal Court of Canada, finding that plaintiffs had not stated a viable claim, and plaintiffs’ appeal of that ruling is pending. Three Canadian class actions before other courts are pre-certification. In the United Kingdom, three class actions have been certified. In the U.S., one class action has been certified, and three others are pre-certification. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
See also “Note 7 — Income Taxes.”

Note 5 — DEBT
As of September 30, 2026, our total long-term debt obligations are as follows (in millions):

	Maturities (1)	Stated Interest Rates	Effective Interest Rates	December 31, 2025	September 30, 2026
2014 Notes issuance of $6.0 billion	2034 - 2044	4.80% - 4.95%	4.93% - 5.12%	2,750	2,750
2017 Notes issuance of $17.0 billion	2027 - 2057	3.15% - 4.25%	3.25% - 4.33%	12,000	12,000
2020 Notes issuance of $10.0 billion	2027 - 2060	1.20% - 2.70%	1.26% - 2.77%	7,750	7,750
2021 Notes issuance of $18.5 billion	2028 - 2061	1.65% - 3.25%	1.70% - 3.31%	15,000	12,250
April 2022 Notes issuance of $12.8 billion	2027 - 2062	3.30% - 4.10%	3.40% - 4.15%	9,750	9,750
December 2022 Notes issuance of $8.3 billion	2027 - 2032	4.55% - 4.70%	4.61% - 4.74%	5,750	5,750
2025 Notes issuance of $15.0 billion	2028 - 2065	3.90% - 5.55%	3.99% - 5.62%	15,000	15,000
March 2026 Notes issuance of $37.0 billion (2)	2028 - 2076	3.85% - 6.05%	3.96% - 6.12%	—	37,000
March 2026 Euro-denominated Notes issuance of €14.5 billion (3)	2028 - 2064	2.50% - 4.85%	2.59% - 4.88%	—	16,427
May 2026 Swiss franc-denominated Notes issuance of CHF2.8 billion	2029 - 2051	0.84% - 2.08%	0.90% - 2.10%	—	3,375
June 2026 Canadian Dollar-denominated Notes issuance of C$14.0 billion	2029 - 2056	3.40% - 5.00%	3.46% - 5.05%	—	9,834
July 2026 Notes issuance of $25.0 billion (4)	2029 - 2066	4.20% - 6.25%	4.26% - 6.33%	—	25,000
September 2026 Sterling-denominated Notes issuance of £4.3 billion	2029 - 2045	5.20% - 6.65%	5.29% - 6.72%	—	5,637
2026 Term Loan				—	17,500
Other long-term debt				836	864
Total face value of long-term debt				68,836	180,887
Unamortized discount and issuance costs, net				(440)	(935)
Less: current portion of long-term debt				(2,748)	(6,827)
Long-term debt				$65,648	$173,125
___________________
(1) The weighted-average remaining lives of the 2014, 2017, 2020, 2021, April 2022, December 2022, 2025, March 2026, March 2026 Euro-denominated, May 2026 Swiss franc-denominated, June 2026 Canadian Dollar-denominated, July 2026 Notes, and September 2026 Sterling-denominated Notes were 13.6, 14.7, 17.4, 15.3, 13.0, 3.7, 14.9, 16.2, 9.8, 8.6, 14.5, 14.4, and 9.6 years as of September 30, 2026. The combined weighted-average remaining life of the Notes was 13.9 years as of September 30, 2026.
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
(4) Includes $750 million of floating rate Notes due in 2029. Interest is calculated using the compounded SOFR plus 0.58%, payable quarterly in arrears.
As of September 30, 2026, we had $162.5 billion of unsecured senior notes outstanding (the “Notes”), including foreign currency-denominated Notes issued for general corporate purposes, the carrying values of which are subject to foreign exchange rate fluctuations. Interest on the Notes is primarily payable semi-annually in arrears except for the fixed rate March 2026 Euro-denominated Notes and May 2026 Swiss franc-denominated Notes for which interest is primarily payable annually in arrears. We may redeem the fixed rate Notes at any time in whole, or from time to time, in part at specified redemption prices, except for the May 2026 Swiss franc-denominated Notes, which we may redeem on or after the applicable par call dates in whole, but not in part. The floating rate Notes are generally not redeemable prior to maturity. We are not subject to any financial covenants under the Notes.
The fair value of the Notes was approximately $61.1 billion and $145.4 billion as of December 31, 2025 and September 30, 2026, which is estimated using Level 2 inputs based on quoted prices for our debt as of those dates.

In June 2026, we entered into a $17.5 billion unsecured delayed single draw term loan with a syndicate of lenders (the “Term Loan”), which we drew on in September 2026. The Term Loan matures in September 2029 and bears interest at the SOFR specified in the Term Loan plus a margin ranging from 0.625% to 0.875% based on our credit ratings. Amounts borrowed and repaid may not be reborrowed. There were $17.5 billion borrowings outstanding under the Term Loan as of September 30, 2026. The carrying value of the Term Loan approximates its fair value, which is estimated using Level 2 inputs.
We enter into supplier financing arrangements that provide for certain purchases of technology infrastructure assets, including a secured loan facility (the “Loan Facility”) providing for borrowings at our discretion, from Q1 2027 through Q3 2028 and subject to variability based on the extent and timing of purchase orders and pricing terms, of up to approximately $80.0 billion, which accrue interest at variable rates and mature five years from the date of each borrowing. We will grant a security interest in certain purchased assets in connection with the Loan Facility. Amounts outstanding for assets purchased under the Loan Facility will be classified as “Long-term debt” on our consolidated balance sheets, and principal payments made will be reported as “Repayments of long-term debt” on our consolidated statements of cash flows.
We have U.S. Dollar and Euro commercial paper programs (the “Commercial Paper Programs”) under which we may from time to time issue unsecured commercial paper up to a total of $30.0 billion (including up to €3.0 billion) at the date of issue, with individual maturities that may vary but will not exceed 397 days from the date of issue. There were no borrowings outstanding under the Commercial Paper Programs as of December 31, 2025 and September 30, 2026. We use the net proceeds from the issuance of commercial paper for general corporate purposes.
As of September 30, 2026, we had an aggregate $20.0 billion in unsecured revolving credit facilities with syndicates of lenders, consisting of a $15.0 billion facility (the “2023 Credit Agreement”) and a $5.0 billion 364-day facility (the “2025 Short-Term Credit Agreement”). The 2023 Credit Agreement had a term that extends to November 2028 and could be extended for one or more additional one-year terms subject to approval by the lenders. The interest rate applicable to outstanding balances under the 2023 Credit Agreement was the applicable benchmark rate specified in the 2023 Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the credit facility. The interest rate applicable to outstanding balances under the 2025 Short-Term Credit Agreement was the SOFR specified in the 2025 Short-Term Credit Agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion. There were no borrowings outstanding under the 2023 Credit Agreement and the 2025 Short-Term Credit Agreement as of December 31, 2025 and September 30, 2026. In October 2026, we replaced the 2025 Short-Term Credit Agreement with a new $5.0 billion unsecured 364-day revolving credit facility with a syndicate of lenders, which matures in October 2027 and may be extended for one additional period of 364 days subject to approval by the lenders. In October 2026, we also replaced the 2023 Credit Agreement with a new $15.0 billion unsecured revolving credit facility with a syndicate of lenders, which has a term that extends to October 2031 and may be extended for one or more additional one-year terms subject to approval by the lenders.
We also utilize other short-term credit facilities for working capital purposes. There were $455 million and $380 million of borrowings outstanding under these facilities as of December 31, 2025 and September 30, 2026, which were included in “Accrued expenses and other” on our consolidated balance sheets.
Standby letters of credit are guarantees issued by financial institutions on our behalf, which can only be drawn in the event we fail to perform under the underlying obligation, and do not reduce the amount of borrowings available under our credit facilities. As of September 30, 2026, our total standby letter of credit facilities assigned to specific beneficiaries was $21.6 billion, primarily related to our purchase commitments, payment-related services, and workers’ compensation and insurance programs.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In March 2022, the Board of Directors authorized a program to repurchase up to $10.0 billion of our common stock, with no fixed expiration. There were no repurchases of our common stock during the nine months ended September 30, 2025 or 2026. As of September 30, 2026, we have $6.1 billion remaining under the repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years. The majority of outstanding restricted stock unit awards are granted at the date of hire or in Q2 as part of the annual compensation review and primarily vest quarterly in the relevant compensation year.

Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 11.0 billion as of December 31, 2025 and September 30, 2026. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Cost of sales	$197	$170	$595	$549
Fulfillment	685	656	2,062	2,021
Technology and infrastructure	2,697	3,409	8,412	9,396
Sales and marketing	832	762	2,692	2,270
General and administrative	436	409	1,309	1,240
Total stock-based compensation expense	$4,847	$5,406	$15,070	$15,476
The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2026 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2025	222.5	$178
Units granted	112.8	224
Units vested	(79.5)	166
Units forfeited	(32.5)	186
Outstanding as of September 30, 2026	223.3	204
Scheduled vesting for outstanding restricted stock units as of September 30, 2026, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Scheduled vesting — restricted stock units	26.1	99.4	62.8	25.2	7.5	2.3	223.3
As of September 30, 2026, there was $22.3 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with more than half of the compensation expected to be expensed in the next twelve months, and has a remaining weighted-average recognition period of one year.

Changes in Stockholders’ Equity
The following table shows changes in stockholders’ equity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Total beginning stockholders’ equity	$333,775	$551,620	$285,970	$411,065

Beginning common stock	112	113	111	112
Stock-based compensation and issuance of employee benefit plan stock	—	—	1	1
Ending common stock	112	113	112	113

Beginning and ending treasury stock	(7,837)	(7,837)	(7,837)	(7,837)

Beginning additional paid-in capital	130,923	149,619	120,864	140,024
Stock-based compensation and issuance of employee benefit plan stock	4,756	5,305	14,815	14,900
Ending additional paid-in capital	135,679	154,924	135,679	154,924

Beginning accumulated other comprehensive income (loss)	2,420	66,287	(34)	28,230
Other comprehensive income (loss)	9,913	35,991	12,367	74,048
Ending accumulated other comprehensive income (loss)	12,333	102,278	12,333	102,278

Beginning retained earnings	208,157	343,438	172,866	250,536
Net income	21,187	20,685	56,478	113,587
Ending retained earnings	229,344	364,123	229,344	364,123

Total ending stockholders’ equity	$369,631	$613,601	$369,631	$613,601

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in “Accumulated other comprehensive income (loss)” by separate components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Total beginning accumulated other comprehensive income (loss), net of tax of $(1,179), $(22,402), $(1,762), and $(9,384)	$2,420	$66,287	$(34)	$28,230

Foreign currency translation adjustments:
Beginning balance, net of tax of $84, $19, $292, and $98	(1,325)	(3,511)	(6,174)	(1,948)
Foreign currency translation adjustments, net of tax of $27, $141, $(181), and $62	(690)	(107)	4,159	(1,670)
Ending balance, net of tax of $111, $160, $111, and $160	(2,015)	(3,618)	(2,015)	(3,618)

Unrealized gains (losses) on net investment hedging instruments:
Beginning balance, net of tax of $0, $(45), $0, and $0	—	144	—	—
Change in net unrealized gains (losses), net of tax of $0, $(37), $0, and $(82)	—	119	—	263
Ending balance, net of tax of $0, $(82), $0, and $(82)	—	263	—	263

Unrealized gains (losses) on available-for-sale debt securities:
Beginning balance, net of tax of $(1,263), $(22,374), $(2,054), and $(9,481)	3,745	69,647	6,139	30,170
Change in net unrealized gains (losses), net of tax of $(3,797), $(12,233), $(3,820), and $(26,268)	12,397	35,974	12,474	78,788
Reclassification adjustments for net losses (gains) included in “Other income (expense), net,” net of tax of $512, $(1), $1,326, and $1,141	(1,795)	4	(4,266)	(3,333)
Ending balance, net of tax of $(4,548), $(34,608), $(4,548), and $(34,608)	14,347	105,625	14,347	105,625

Other:
Beginning balance, net of tax of $0, $(2), $0, and $(1)	—	7	1	8
Other, net of tax of $0, $0, $0, and $(1)	1	1	—	—
Ending balance, net of tax of $0, $(2), $0, and $(2)	1	8	1	8

Total ending accumulated other comprehensive income (loss), net of tax of $(4,437), $(34,532), $(4,437), and $(34,532)	$12,333	$102,278	$12,333	$102,278
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
Our income tax provision for the nine months ended September 30, 2025 was $14.1 billion, which included $354 million of net discrete tax expense primarily attributable to the upward adjustments to our investments in Anthropic, partially offset by excess tax benefits from stock-based compensation. Our income tax provision for the nine months ended September 30, 2026 was $33.9 billion, which included $15.2 billion of net discrete tax expense primarily attributable to the upward adjustments to our investments in Anthropic.
On February 18, 2026, the IRS issued Notice 2026-7 (the “2026 Notice”), which included guidance on the U.S. tax treatment of previously capitalized domestic research and development costs. We expect the 2026 Notice, which applied retroactively to 2025, to result in a significant decrease of 2024 and 2025 cash taxes paid. Cash paid for income taxes, net of refunds was $1.1 billion and $1.3 billion in Q3 2025 and Q3 2026, and $6.8 billion and $5.3 billion for the nine months ended September 30, 2025 and 2026.
As of December 31, 2025 and September 30, 2026, income tax contingencies were approximately $6.6 billion and $7.3 billion. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. Due to various factors, including the inherent complexities and uncertainties of the judicial, administrative, and regulatory processes in certain jurisdictions, the timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax controversies in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on prior years’ tax filings.
We are under examination, or may be subject to examination, by the Internal Revenue Service for the calendar year 2016 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods.
We are also subject to taxation in various states and foreign jurisdictions including Germany, India, Italy, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2011 and thereafter. We are currently disputing tax assessments in multiple jurisdictions, including with respect to the allocation and characterization of income.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
North America
Net sales	$106,267	$112,852	$299,222	$333,172
Operating expenses	101,478	104,129	281,075	307,059
Operating income	$4,789	$8,723	$18,147	$26,113

International
Net sales	$40,896	$43,108	$111,170	$125,094
Operating expenses	39,697	41,528	107,460	120,373
Operating income	$1,199	$1,580	$3,710	$4,721

AWS
Net sales	$33,006	$45,984	$93,146	$125,803
Operating expenses	21,572	28,211	60,005	77,248
Operating income	$11,434	$17,773	$33,141	$48,555

Consolidated
Net sales	$180,169	$201,944	$503,538	$584,069
Operating expenses	162,747	173,868	448,540	504,680
Operating income	17,422	28,076	54,998	79,389
Total non-operating income (expense)	10,748	(1,207)	15,708	68,171
Provision for income taxes	(6,910)	(6,180)	(14,141)	(33,939)
Equity-method investment activity, net of tax	(73)	(4)	(87)	(34)
Net income	$21,187	$20,685	$56,478	$113,587

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Net Sales:
Online stores (1)	$67,407	$68,470	$186,299	$203,156
Physical stores (2)	5,578	5,710	16,706	17,289
Third-party seller services (3)	42,486	46,492	119,346	134,850
Advertising services (4)	17,703	19,637	47,318	56,689
Subscription services (5)	12,574	14,006	36,497	41,163
AWS	33,006	45,984	93,146	125,803
Other (6)	1,415	1,645	4,226	5,119
Consolidated	$180,169	$201,944	$503,538	$584,069
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
Total segment assets reconciled to consolidated amounts are as follows (in millions):

	December 31, 2025	September 30, 2026
North America (1)	$235,652	$260,584
International (1)	81,984	91,016
AWS (2)	252,588	419,594
Corporate	247,818	472,196
Consolidated	$818,042	$1,243,390
___________________
(1)North America and International segment assets primarily consist of property and equipment, operating leases, inventory, accounts receivable, and digital video and music content.
(2)AWS segment assets primarily consist of property and equipment, accounts receivable, and operating leases.

Property and equipment, net by segment is as follows (in millions):

	December 31, 2025	September 30, 2026
North America	$122,043	$145,087
International	30,632	36,263
AWS	190,055	313,009
Corporate	14,295	14,503
Consolidated	$357,025	$508,862
Total net additions to property and equipment include technology infrastructure assets and the effect of non-cash activity such as property and equipment acquired but not yet paid.
Total net additions to property and equipment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
North America (1)	$8,638	$14,530	$25,006	$37,795
International (1)	1,439	6,068	5,476	10,335
AWS (2)	28,301	57,116	64,808	147,236
Corporate	507	548	1,805	1,544
Consolidated	$38,885	$78,262	$97,095	$196,910
___________________
(1)Includes property and equipment added under finance leases of $432 million and $845 million in Q3 2025 and Q3 2026, and $507 million and $1.3 billion for the nine months ended September 30, 2025 and 2026.
(2)Includes property and equipment added under finance leases of $545 million and $627 million in Q3 2025 and Q3 2026, and $1.5 billion and $2.3 billion for the nine months ended September 30, 2025 and 2026.
Depreciation and amortization expense on property and equipment, including corporate property and equipment, are allocated to all segments based on usage.
Total depreciation and amortization expense, by segment, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
North America	$4,001	$4,566	$11,273	$13,346
International	1,276	1,346	3,592	3,916
AWS	5,648	9,230	14,882	24,583
Consolidated	$10,925	$15,142	$29,747	$41,845

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2026, we would have recorded an additional cost of sales of approximately $445 million.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2025	2026	2025	2026	2025	2026
Cash provided by (used in):
Operating activities	$35,525	$42,422	$85,055	$113,841	$130,691	$168,300
Investing activities	(26,073)	(113,642)	(95,300)	(257,099)	(132,743)	(304,344)
Financing activities	(44)	48,935	(2,630)	111,848	(5,938)	124,139
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $123.0 billion and $114.2 billion as of December 31, 2025 and September 30, 2026. Amounts held in foreign currencies were $29.7 billion and $16.5 billion as of December 31, 2025 and September 30, 2026. Our foreign currency balances include British Pounds, Canadian Dollars, Euros, Indian Rupees, and Japanese Yen.
Cash provided by (used in) operating activities was $35.5 billion and $42.4 billion for Q3 2025 and Q3 2026, and $85.1 billion and $113.8 billion for the nine months ended September 30, 2025 and 2026. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertisers, offset by cash payments we make for products and services, employee compensation, payment processing and related transaction costs, operating leases, and interest payments. Cash received from our customers and other activities generally corresponds to our net sales. The increase in operating cash flow for the trailing twelve months ended September 30, 2026, compared to the comparable prior year period, was due to an increase in net income, excluding non-cash income and expenses, and changes in working capital. Working capital at any specific point in time is subject to many variables, including variability in demand, inventory management and category expansion, the timing of cash receipts and payments, customer and vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, proceeds from asset sales, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(26.1) billion and $(113.6) billion for Q3 2025 and Q3 2026, and $(95.3) billion and $(257.1) billion for the nine months ended September 30, 2025 and 2026, with the variability caused primarily by purchases, sales, and maturities of marketable securities and cash capital expenditures. Cash capital expenditures were $34.2 billion and $75.9 billion during Q3 2025 and Q3 2026, and $89.9 billion and $172.2 billion for the nine months ended September 30, 2025 and 2026, which primarily reflect investments in technology infrastructure (the majority of which is to support AWS business growth) and in additional capacity to support our fulfillment network, both of which we expect to increase in 2026. We expect cash capital expenditures to meaningfully increase in 2027, primarily driven by investments in technology infrastructure. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $786 million and $24.0 billion during Q3 2025 and Q3 2026, and $2.4 billion and $63.8 billion for the nine months ended

September 30, 2025 and 2026. In Q2 2025, we invested $1.3 billion in convertible notes from Anthropic. During the nine months ended September 30, 2026, we invested $50.0 billion in OpenAI’s Series C Preferred Stock, including $21.3 billion invested in Q3 2026, and $10.0 billion in Anthropic nonvoting preferred stock.
Cash provided by (used in) financing activities was $(44) million and $48.9 billion for Q3 2025 and Q3 2026, and $(2.6) billion and $111.8 billion for the nine months ended September 30, 2025 and 2026. Cash inflows from financing activities resulted from proceeds from short-term debt, and other and long-term debt of $3.2 billion and $53.4 billion for Q3 2025 and Q3 2026, and $7.9 billion and $135.8 billion for the nine months ended September 30, 2025 and 2026. We expect to undertake additional financing activities in 2026. Cash outflows from financing activities resulted from payments of short-term debt, and other, long-term debt, finance leases, and financing obligations of $3.3 billion and $4.5 billion for Q3 2025 and Q3 2026, and $10.5 billion and $23.9 billion for the nine months ended September 30, 2025 and 2026. Property and equipment acquired under finance leases was $977 million and $1.5 billion during Q3 2025 and Q3 2026, and $2.0 billion and $3.6 billion for the nine months ended September 30, 2025 and 2026.
We had no borrowings outstanding under the two unsecured revolving credit facilities or the commercial paper programs, and $17.5 billion of borrowings outstanding under the Term Loan as of September 30, 2026. See Item 1 of Part I, “Financial Statements — Note 5 — Debt” for additional information.
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
Our U.S. taxable income is reduced by accelerated depreciation deductions and the amortization of previously capitalized research and development costs. U.S. tax rules provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, as well as various alternatives for amortizing previously capitalized research and development costs. The 2026 Notice, which applied retroactively to 2025, is expected to result in a significant decrease of 2024 and 2025 cash taxes paid. Cash paid for U.S. (federal and state) and foreign income taxes (net of refunds) totaled $1.1 billion and $1.3 billion for Q3 2025 and Q3 2026, and $6.8 billion and $5.3 billion for the nine months ended September 30, 2025 and 2026.
As of December 31, 2025 and September 30, 2026, restricted cash, cash equivalents, and marketable securities were $3.3 billion and $2.9 billion. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” and “Financial Statements — Note 5 — Debt” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, we have purchase obligations and open purchase orders, including for inventory and capital expenditures, that support normal operations and are primarily due in the next twelve months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
Overview
Macroeconomic factors, including changes in inflation and interest rates, resource and supply volatility, global economic and geopolitical developments, including unpredictable shifts in global tariff and trade policies, and the development and adoption of technologies and services, including artificial intelligence, have direct and indirect impacts on our results of operations that are difficult to predict, isolate, and quantify. These could affect customer demand for our products and services, our ability to forecast growth needs, expenses, and benefits from new technologies. Further, we expect to continue making additional investments in our artificial intelligence initiatives. We expect some or all of these factors to continue to impact our results of operations into Q4 2026.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Net Sales:
North America	$106,267	$112,852	$299,222	$333,172
International	40,896	43,108	111,170	125,094
AWS	33,006	45,984	93,146	125,803
Consolidated	$180,169	$201,944	$503,538	$584,069
Year-over-year Percentage Growth:
North America	11%	6%	10%	11%
International	14	5	12	13
AWS	20	39	18	35
Consolidated	13	12	12	16
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	11%	6%	10%	11%
International	10	8	10	11
AWS	20	39	18	35
Consolidated	12	13	12	16
Net Sales Mix:
North America	59%	56%	59%	57%
International	23	21	22	21
AWS	18	23	19	22
Consolidated	100%	100%	100%	100%
Sales increased 12% in Q3 2026, and 16% for the nine months ended September 30, 2026 compared to the comparable prior year periods. Changes in foreign exchange rates reduced net sales by $896 million for Q3 2026, and increased net sales by $2.1 billion for the nine months ended September 30, 2026. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.
North America sales increased 6% in Q3 2026, and 11% for the nine months ended September 30, 2026 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates did not significantly impact North America net sales for Q3 2026, but increased North America net sales by $502 million for the nine months ended September 30, 2026.
International sales increased 5% in Q3 2026, and 13% for the nine months ended September 30, 2026 compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, advertising sales, and subscription services. Increased unit sales were driven largely by our continued focus on price, selection, and convenience for our customers, including from our fast shipping offers. Changes in foreign exchange rates reduced International net sales by $927 million for Q3 2026, and increased International net sales by $1.5 billion for the nine months ended September 30, 2026.
AWS sales increased 39% in Q3 2026, and 35% for the nine months ended September 30, 2026 compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes primarily driven by long-term customer contracts.
Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Operating Expenses:
Cost of sales	$88,670	$94,573	$246,455	$277,814
Fulfillment	27,679	29,997	78,248	86,919
Technology and infrastructure	28,962	34,814	79,122	97,539
Sales and marketing	11,686	11,649	32,865	33,661
General and administrative	2,875	2,701	8,468	8,076
Other operating expense (income), net	2,875	134	3,382	671
Total operating expenses	$162,747	$173,868	$448,540	$504,680
Year-over-year Percentage Growth (Decline):
Cost of sales	10%	7%	8%	13%
Fulfillment	12	8	11	11
Technology and infrastructure	30	20	22	23
Sales and marketing	10	—	7	2
General and administrative	6	(6)	—	(5)
Other operating expense (income), net	994	(95)	476	(80)
Percent of Net Sales:
Cost of sales	49.2%	46.8%	48.9%	47.6%
Fulfillment	15.4	14.9	15.5	14.9
Technology and infrastructure	16.1	17.2	15.7	16.7
Sales and marketing	6.5	5.8	6.5	5.8
General and administrative	1.6	1.3	1.7	1.4
Other operating expense (income), net	1.6	0.1	0.7	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, inbound and outbound shipping costs, including costs related to sortation and delivery centers and where we are the transportation service provider, and digital media content costs where we record revenue gross, including video and music.
The increase in cost of sales in Q3 2026 and for the nine months ended September 30, 2026, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales, partially offset by operational efficiencies. Changes in foreign exchange rates reduced cost of sales by $619 million for Q3 2026, and increased cost of sales by $1.2 billion for the nine months ended September 30, 2026.

Shipping costs were $25.3 billion and $28.3 billion in Q3 2025 and Q3 2026, and $71.2 billion and $81.9 billion for the nine months ended September 30, 2025 and 2026. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in Q3 2026 and for the nine months ended September 30, 2026, compared to the comparable prior year periods, is primarily due to increased sales and investments in our fulfillment network, partially offset by operational efficiencies. Changes in foreign exchange rates reduced fulfillment costs by $127 million for Q3 2026, and increased fulfillment costs by $396 million for the nine months ended September 30, 2026.
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
We seek to invest efficiently in numerous areas of technology and infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and infrastructure investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and infrastructure to increase over time as we continue to add infrastructure and employees, including to support our artificial intelligence and machine learning initiatives. These costs are allocated to segments based on usage. The increase in technology and infrastructure costs in Q3 2026 and for the nine months ended September 30, 2026, compared to the comparable prior year periods, is primarily due to an increase in spending on infrastructure, including depreciation and amortization. Changes in foreign exchange rates reduced technology and infrastructure costs by $105 million for Q3 2026, and increased technology and infrastructure costs by $322 million for the nine months ended September 30, 2026. Technology and infrastructure costs include net unrealized gains and losses for energy contracts that are subject to derivative accounting, primarily related to AWS. Fair value measurements for these contracts do not impact cash flows but may be material to technology and infrastructure costs in future periods due to the duration of these contracts and volatility inherent in valuation methods. We currently expense the majority of the costs associated with the development of our satellite network for global broadband service (including production, launch, and payroll costs, and launch services deposits upon launch). We will capitalize certain of these costs once the service achieves commercial viability, including sales to customers. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Overview” of our 2025 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
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
Sales and marketing costs in Q3 2026 and for the nine months ended September 30, 2026 did not significantly change compared to the comparable prior year periods. Changes in foreign exchange rates did not significantly impact sales and marketing costs for Q3 2026, but increased sales and marketing costs by $268 million for the nine months ended September 30, 2026.
While costs associated with Amazon Prime membership benefits and other shipping offers are not included in sales and marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
General and Administrative
The decrease in general and administrative costs in Q3 2026 and for the nine months ended September 30, 2026, compared to the comparable prior year periods, is primarily due to a decrease in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $2.9 billion and $134 million for Q3 2025 and Q3 2026, and $3.4 billion and $671 million for the nine months ended September 30, 2025 and 2026, and other than the settlement of a lawsuit for the three and nine months ended September 30, 2025, was primarily related to asset impairments and the amortization of intangible assets.
Operating Income
Operating income by segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Operating Income
North America	$4,789	$8,723	$18,147	$26,113
International	1,199	1,580	3,710	4,721
AWS	11,434	17,773	33,141	48,555
Consolidated	$17,422	$28,076	$54,998	$79,389
Operating income increased from $17.4 billion in Q3 2025 to $28.1 billion in Q3 2026, and increased from $55.0 billion for the nine months ended September 30, 2025 to $79.4 billion for the nine months ended September 30, 2026. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services. For more information on the operating expenses that impact segment operating income, see “Operating Expenses” and the descriptions of operating expense line item changes on pages 31 to 33, and “Note 8 — Segment Information” on page 23.
The increase in North America operating income in Q3 2026 and for the nine months ended September 30, 2026, compared to the comparable prior year periods, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping, fulfillment, and technology and infrastructure costs.
The increase in International operating income in Q3 2026 and for the nine months ended September 30, 2026, compared to the comparable prior year periods, is primarily due to increased unit sales and increased advertising sales, partially offset by increased shipping and fulfillment costs. Changes in foreign exchange rates negatively impacted operating income by $125 million for Q3 2026, and positively impacted operating income by $179 million for the nine months ended September 30, 2026.
The increase in AWS operating income in Q3 2026 and for the nine months ended September 30, 2026, compared to the comparable prior year periods, is primarily due to increased sales, partially offset by spending on technology infrastructure that was primarily driven by additional investments to support AWS business growth. Changes in foreign exchange rates did not significantly impact operating income for Q3 2026, but negatively impacted operating income by $330 million for the nine months ended September 30, 2026.
Interest Income and Expense
Our interest income was $1.1 billion and $1.2 billion during Q3 2025 and Q3 2026, and $3.3 billion and $3.6 billion for the nine months ended September 30, 2025 and 2026, primarily due to a higher average balance of invested funds, offset by a decrease in prevailing rates. We generally invest our excess cash in investment grade short- to intermediate-term marketable debt securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $538 million and $1.7 billion during Q3 2025 and Q3 2026, and $1.6 billion and $3.8 billion for the nine months ended September 30, 2025 and 2026, and was primarily related to debt, including new issuances of Notes, and finance leases. See Item 1 of Part I, “Financial Statements — Note 3 — Leases and Note 5 — Debt” for additional information.
Other Income (Expense), Net
Other income (expense), net was $10.2 billion and $(703) million during Q3 2025 and Q3 2026, and $14.1 billion and $68.4 billion for the nine months ended September 30, 2025 and 2026. The primary components of other income (expense), net are related to equity securities valuations and adjustments, equity warrant valuations, foreign currency, and reclassification adjustments for gains (losses) on available-for-sale debt securities. The net gain of $10.2 billion in Q3 2025, and $14.1 billion and $68.4 billion for the nine months ended September 30, 2025 and 2026 is primarily from upward adjustments for observable changes in price relating to our nonvoting preferred stock in Anthropic and the reclassification adjustment for the gains on available-for-sale debt securities from the portions of our convertible notes investments in Anthropic that were converted to nonvoting preferred stock during Q3 2025 and the nine months ended September 30, 2025 and 2026.
Income Taxes
Our income tax provision for the nine months ended September 30, 2025 was $14.1 billion, which included $354 million of net discrete tax expense primarily attributable to the upward adjustments to our investments in Anthropic, partially offset by excess tax benefits from stock-based compensation. Our income tax provision for the nine months ended September 30, 2026 was $33.9 billion, which included $15.2 billion of net discrete tax expense primarily attributable to the upward adjustments to our investments in Anthropic. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes” for additional information.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Free cash flow and the effect of foreign exchange rates on our consolidated statements of operations meet the definition of non-GAAP financial measures.
Free Cash Flow
Our financial focus is on long-term, sustainable growth in free cash flow. We provide a free cash flow measure because we believe it provides additional perspective on the impact of acquiring property and equipment with cash. Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, net of proceeds from sales and incentives.” The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2025 and 2026 (in millions):

	Twelve Months Ended September 30,
	2025	2026
Net cash provided by (used in) operating activities	$130,691	$168,300
Purchases of property and equipment, net of proceeds from sales and incentives	(115,903)	(210,657)
Free cash flow	$14,788	$(42,357)

Net cash provided by (used in) investing activities	$(132,743)	$(304,344)
Net cash provided by (used in) financing activities	$(5,938)	$124,139
Free cash flow has limitations as it omits certain components of the overall cash flow statement and does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate the portion of payments representing principal reductions of debt or cash payments for non-marketable investments and business acquisitions.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025			2026			2025			2026
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$180,169	$(1,511)	$178,658	$201,944	$896	$202,840	$503,538	$(1,586)	$501,952	$584,069	$(2,056)	$582,013
Operating expenses	162,747	(1,382)	161,365	173,868	879	174,747	448,540	(1,251)	447,289	504,680	(2,211)	502,469
Operating income	17,422	(129)	17,293	28,076	17	28,093	54,998	(335)	54,663	79,389	155	79,544
___________________
(1)Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
(2)Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on October 29, 2026, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 29, 2026, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates and energy prices, changes in global economic and geopolitical conditions, tariff and trade policies, resource and supply volatility, including for memory chips, and customer demand and spending (including the impact of recessionary fears), inflation, interest rates, regional labor market constraints, world events, the rate of growth of the internet, online commerce, cloud services, and new and emerging technologies, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Fourth Quarter 2026 Guidance
•Net sales are expected to be between $240.0 billion and $247.0 billion, or to grow between 12% and 16% compared with fourth quarter 2025. This guidance anticipates an unfavorable impact of approximately 60 basis points from foreign exchange rates. Advertising revenue grew 12% year-over-year excluding changes in foreign exchange rates in the third quarter 2026 impacted by timing anomalies primarily related to Prime Day (and a couple other timing factors). We expect year-over-year advertising revenue to grow in the high teens in fourth quarter 2026.
•Operating income is expected to be between $28.5 billion and $33.5 billion, compared with $25.0 billion in fourth quarter 2025.
•We continue to expect 2026 cash capital expenditures to be approximately $220 billion.
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
Foreign Exchange Risk
During Q3 2026, net sales from our International segment accounted for 21% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused stores, including within Canada and Mexico (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding stores and primarily include Euros, British Pounds, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused stores and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q3 2026 decreased by $927 million in comparison with Q3 2025.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2026, of $16.5 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in declines of $825 million, $1.7 billion, and $3.3 billion.
We also have foreign exchange risk related to our intercompany balances denominated in various currencies. Based on the intercompany balances as of September 30, 2026, an assumed 5%, 10%, and 20% adverse change to foreign exchange rates would result in losses of $350 million, $700 million, and $1.4 billion, recorded to “Other income (expense), net.”
Our foreign currency-denominated unsecured senior notes create exposure to changes in foreign exchange rates. As of September 30, 2026, we have designated approximately $21.9 billion of our Euro-, Canadian Dollar-, and Sterling-denominated Notes as net investment hedges to mitigate foreign currency exposures related to the translation of our investments in foreign operations to U.S. dollars. Foreign currency unrealized gains and losses on these notes are included in “Accumulated other comprehensive income (loss)” until the foreign operations are sold or substantially liquidated, at which point these amounts and any translation adjustment of the foreign operations are reclassified to our consolidated statements of operations.
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Equity Investment Risk
As of September 30, 2026, our recorded value in equity, equity warrant, and convertible debt investments in public and private companies was $298.8 billion. Our equity and equity warrant investments in publicly traded companies represent $6.7 billion of our investments as of September 30, 2026, and are recorded at fair value, which is subject to market price volatility. We record our equity warrant investments in private companies at fair value and adjust our equity investments in private companies, which primarily relate to our equity investments in Anthropic and OpenAI, for observable price changes or impairments. We record our available-for-sale convertible debt investments in private companies at fair value, which primarily relate to Anthropic. Valuations of private companies are inherently more complex due to the lack of readily available market data. The current global economic conditions provide additional uncertainty. As such, we believe that market sensitivities are not practicable.

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

2026 Revolving Credit Agreements and Term Loan Amendment
The information set forth below is included for the purpose of providing disclosure under “Item 1.01 — Entry into a Material Definitive Agreement,” “Item 1.02 — Termination of a Material Definitive Agreement,” and “Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.
On October 27, 2026, Amazon.com, Inc. (the “Company”), Citibank, N.A., as administrative agent, and the lenders party thereto entered into a five-year revolving credit agreement (the “2026 Credit Agreement”). The 2026 Credit Agreement replaces the prior $15.0 billion five-year revolving credit agreement entered into by the Company, Citibank, N.A., and other lenders on November 1, 2023, as amended on June 8, 2026, which was terminated on October 27, 2026. The 2026 Credit Agreement provides the Company with an unsecured revolving credit facility with a borrowing capacity of up to $15.0 billion. The term of the 2026 Credit Agreement is five years, but it may be extended for one or more additional one-year terms subject to approval by the lenders.
In addition, on October 27, 2026, the Company, Citibank, N.A., as administrative agent, and the lenders party thereto entered into a 364-day revolving credit agreement (the “2026 Short-Term Credit Agreement,” and together with the 2026 Credit Agreement, the “2026 Revolving Credit Agreements”). The 2026 Short-Term Credit Agreement replaces the prior $5.0 billion 364-day revolving credit agreement entered into by the Company, Citibank, N.A., and other lenders on October 29, 2025, as amended on June 8, 2026, which was terminated on October 27, 2026. The 2026 Short-Term Credit Agreement provides the Company with an unsecured revolving credit facility with a borrowing capacity of up to $5.0 billion. The term of the 2026 Short-Term Credit Agreement is 364 days, but it may be extended for an additional period of 364 days subject to approval by the lenders.
The interest rate applicable to outstanding balances under the 2026 Revolving Credit Agreements is the applicable benchmark rate specified in the applicable agreement plus 0.45%, with a commitment fee of 0.03% on the undrawn portion of the applicable credit facility.
Borrowings under the 2026 Revolving Credit Agreements will be used for working capital and other general corporate purposes, including backstopping any notes that the Company may issue under its commercial paper programs.
The 2026 Revolving Credit Agreements contain customary representations and warranties, covenants, and events of default, but do not contain financial covenants. Upon an event of default that is not cured within applicable grace periods or waived, any unpaid amounts under the 2026 Revolving Credit Agreements may be declared immediately due and payable and the commitments may be terminated.
Also on October 27, 2026, the Company, Citibank, N.A., as administrative agent, and the lenders party thereto entered into a first amendment (the “Term Loan Amendment”) to the term loan agreement entered into by the Company, Citibank, N.A., and other lenders on June 8, 2026 (the “Term Loan Agreement”), which provided the Company with a $17.5 billion senior unsecured delayed draw term loan credit facility, of which $17.5 billion was drawn prior to the expiration of the commitments on September 30, 2026 and remains outstanding. The Term Loan Amendment conforms the limitation on liens covenant and the cross-default and cross-acceleration provisions of the Term Loan Agreement to the corresponding provisions of the 2026 Revolving Credit Agreements.
The financial institutions party to the 2026 Revolving Credit Agreements and the Term Loan Agreement and their respective affiliates are full service financial institutions engaged in various activities, which may include sales and trading, commercial and investment banking, advisory, investment management, investment research, principal investment, hedging, market making, brokerage, and other financial and non-financial activities and services. Certain of these financial institutions and their respective affiliates have provided, and may in the future provide, a variety of these services to the Company and to persons and entities with relationships with the Company, for which they received or will receive customary fees and expenses.
The foregoing descriptions of the 2026 Credit Agreement, the 2026 Short-Term Credit Agreement, and the Term Loan Amendment are qualified in their entirety by the terms of such agreements, which are filed hereto as Exhibit 10.1, Exhibit 10.2, and Exhibit 10.3, respectively, and incorporated herein by reference.

Trading Arrangements
On August 10, 2026, Brian T. Olsavsky, Senior Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 46,827 shares of Amazon.com, Inc. common stock over a period ending on August 20, 2027, subject to certain conditions.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 27, 2022).

3.2	Amended and Restated Bylaws of Amazon.com, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2024).

4.1
Officers’ Certificate of Amazon.com, Inc., dated as of July 9, 2026, containing Form of Floating Rate Note due 2029, Form of 4.600% Note due 2029, Form of 4.800% Note due 2031, Form of 5.100% Note due 2033, Form of 5.300% Note due 2036, Form of 6.000% Note due 2046, Form of 6.100% Note due 2056, and Form of 6.250% Note due 2066 (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 9, 2026).

4.2
Officers’ Certificate of Amazon.com, Inc., dated as of September 14, 2026, containing Form of 5.200% Note due 2029, Form of 5.550% Note due 2032, Form of 6.250% Note due 2038, Form of 6.650% Note due 2045 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 14, 2026).

10.1	Five-Year Revolving Credit Agreement, dated as of October 27, 2026, among Amazon.com, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto.

10.2	364-Day Revolving Credit Agreement, dated as of October 27, 2026, among Amazon.com, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto.

10.3
Term Loan Agreement, dated as of June 8, 2026, as amended by the First Amendment thereto, dated as of October 27, 2026, among Amazon.com, Inc., Citibank, N.A., as administrative agent, and the other lenders party thereto.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: October 29, 2026